Form 10-K
period 2002-12-31
VCG HOLDING CORP
filed 2003-05-20
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2002

Commission file number: 000-50291

VCG HOLDING CORP.

(Name of small business issuer in its charter)

Colorado	84-1157022
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 W. Evans, Suite 200, Denver, Colorado 80223

(Address of principal executive offices, including zip code)

(303) 934-2424

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Issuer’s revenues for fiscal year ended December 31, 2002 were $3,627,804.

The aggregate market value of the voting stock held by non-affiliates as of May 14, 2002 was $7,671,138.

The number of shares outstanding of the issuer’s common stock as of May 14, 2002 was 6,280,000.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

PART I

Item 1.    Description of Business

VCG Holding Corp. (“VCG”) is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, and upscale restaurant and beverage services in a first class environment to affluent patrons. Our management has over 20 years of experience in successfully owning and operating first class nightclubs and has in-depth knowledge of the industry. Our management has contributed approximately $1.6 million cash and contributed assets of approximately $2.4 million in exchange for shares of our common stock. Management also has provided a five year $1.4 million line of credit to VCG. We were incorporated in Colorado in 1998.

We currently own three nightclubs, all of which were acquired in 2002:

•	PT’s® Showclub in Indianapolis, Indiana (the “Indianapolis Club”)

•	PT’s® Showclub in Memphis, Tennessee (the “ Memphis Club”), and

•	The Platinum Club in Brooklyn, Illinois, also known as East Saint Louis (the “St. Louis Club”).

The St. Louis Club was purchased from a third party. The Indianapolis Club and the Memphis Club were owned in part and operated by affiliates of VCG’s current management for 14 and two years, respectively.

We believe that there is an opportunity for industry consolidation of many profitable first class clubs which are available for acquisition on favorable terms. We also believe that the benefits of consolidation – namely, centralized management, more efficient operations, less costly overhead, and increased market recognition and identity of the clubs under a single brand name – will increase the current profitability of these nightclubs.

Our Business Strategy

VCG’s business strategy is to consolidate first class adult entertainment nightclubs and increase their profitability. VCG believes this can be accomplished through the opportunities that consolidation provides for economies of scale in management, operations and marketing.

We plan to acquire established nightclubs in existing locations in order to avoid the substantial costs and risks associated with building and licensing nightclubs in new locations with no existing customer base. The adult entertainment nightclub industry is fragmented with most nightclub owners owning only one club. Adult entertainment nightclubs are rarely advertised for sale; but rather, their availability is made known through word-of-mouth within the industry. VCG, through its extensive contacts in the industry, is aware of numerous nightclubs that are for sale throughout the United States. Typically, these nightclubs become available for sale because of owners reaching retirement age, increased operating expenses causing decreased profitability, and inability or unwillingness to commit capital in order to upgrade older nightclubs.

Management believes that if VCG able to achieve sufficient public market valuation for its shares as a public company, VCG will be able to make all or partial stock acquisitions of nightclubs.

The Adult Entertainment Industry

For years, sexual content has been continually increasing in the media – including movies, television, magazines, newspapers, and the Internet. Capitalizing on this opportunity, businesses that were not previously involved in the industry have now become major providers of adult entertainment. These include hotel chains, cable and satellite television companies, national video store companies and long distance telephone carriers.

Public acceptance and demand for the premium quality adult entertainment nightclubs have become common in both cities and suburbs throughout the United States as there is an increasingly open and healthy attitude toward sexuality. There is a strong existing and developing market among businessmen, professionals and other affluent persons for first-class adult entertainment nightclubs.

According to Forbes magazine (May 23, 2001), as the adult entertainment industry has become more socially acceptable, it has grown to an $11 billion market and “Adult entertainment businesses can expect to see their market capitalizations at least triple over the next five to seven years.”

The social acceptance and accelerating growth in adult entertainment includes adult entertainment nightclubs, particularly first class adult entertainment nightclubs, which are popular among affluent customers for social and business entertainment.

Our Product – First Class Adult Entertainment Nightclubs

Management believes maximum profitability is obtained from owning and operating only first class adult entertainment nightclubs which attract an affluent clientele. VCG’s first class entertainment nightclubs are distinguished by the following features:

Facilities. The facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. Both the exterior of the buildings and the interior design and decor of the clubs provide the appearance and atmosphere of an upscale restaurant. The facilities have state of the art sound systems, theater-quality lighting and professional stage design. Some facilities have a VIP Room. This is a separate area of the club accessible only to those who purchase annual memberships. The VIP Room provides an elegant, quiet atmosphere with its own restaurant featuring a more upscale food menu. The VIP Room is particularly conducive to business entertaining.

Professional On-Site Management. The facilities are managed by persons who are highly experienced in the restaurant hospitality industry. The managers are responsible for maintaining the overall quality of the nightclubs and, specifically: (i) providing attentive customer service; (ii) supervising all personnel, including kitchen staff, bartenders, security, waitresses, disc jockey’s and performers; and (iii) maintaining the facility as clean, inviting, safe and comfortable.

Food and Beverage Operations. The food and beverage operations meet the high standard of business entertaining provided by an upscale restaurant. An experienced chef is responsible for staffing and operating the food service and an experienced bar manager is responsible for staffing and operating the beverage service. The food menu ranges from buffet lunch service to fine dining for both lunch and dinner. The beverage menu ranges from domestic and imported beer to fine wines, champagne and premium liquors.

Entertainment. The facilities provide premium quality female performers. The highest standards are maintained for appearance, attitude, demeanor, dress and personality. The entertainment encourages repeat visits, increases the average length of a patron’s stay and attracts customers to a late night destination, all of which provides for increased revenue.

Our Operations

We have contracted with International Entertainment Consultants, Inc. (“IEC”) to manage our nightclub operations. IEC has more than 20 years of experience in managing adult entertainment nightclubs and currently has twelve clubs under management including VCG’s three current clubs. Our Chairman, Mr. Lowrie and our President, Mr. Ocello are affiliated with IEC and the other nightclubs managed by IEC. IEC has approximately 50 employees.

The principal employees of IEC have been with that company for four to 20 years and they are highly experienced in this industry. IEC is responsible for all aspects of club management, administration and accounting. Among other things, IEC is responsible for the following:

•	Recruiting, hiring, training and supervision of on-site management;

•	Implementing club operating policies and standards and monitoring compliance;

•	Establishing and maintaining accounting and inventory controls and record keeping for the clubs;

•	Negotiating all contracts including those with vendors and suppliers, and particularly food and beverage;

•	Developing and implementing, advertising, marketing and promotional programs;

•	Developing and maintaining relationships with local authorities, vendors and area businesses; and

•	Monitoring and maintaining the quality and performance of each club.

Through this centralization of management, we believe that we will be able to realize a substantial reduction in management expense that would otherwise be incurred and is able to use the experience and expertise of IEC.

The IEC management contract is for a one year term, automatically renewable for successive terms of one year absent prior termination by either party. No management fees have been paid. Such fees will only be paid upon prior review by our Compensation Committee to determine the fair market value of IEC services and approval of a majority of disinterested members of our Board of Directors. We currently do not pay IEC for its management services. Under our contract with IEC each of our nightclubs pays its proportionate share of IEC’s general operating and administrative expenses for all of the nightclubs managed by IEC. These expenses do not include the direct operating expenses of each of our nightclubs which include: food and beverage operations, employee payroll, advertising, entertainment and maintenance of facilities.

Compliance Policies and Controls

IEC has developed compliance policies for nightclub operations aimed at assuring that the operations of each club are conducted in conformance with local, state and federal laws. The principal areas to which the policies are directed are illegal drug use and sexual activity. In keeping with the upscale nightclub environment, IEC does not use visible security, but rather persons who act in a host capacity to address and resolve situations in which a customer’s behavior may be inappropriate.

IEC has developed and implemented internal operating and accounting controls to track cash, credit card transactions and food and beverage inventory. These controls also help to maintain the accuracy of VCG’s operating and accounting records. In particular, IEC has developed sophisticated software programs to capture operating information and generate reports for efficient management and control of the nightclub. Analysis of the information provided enables IEC to detect atypical variances from expected operating results based on historical activity.

Market Environment/Marketing

The demographic market for adult entertainment nightclubs is substantial as nightclubs appeal to men of all age groups. Within this market, there are two general categories of nightclubs, each having distinct differences in entertainment quality, atmosphere and food service. On the lower-end are “strip clubs” which typically have small facilities and a low-grade atmosphere. These clubs generally cater to a blue-collar clientele, have limited or non-existent food service and a small number of entertainers who are not of the caliber of the upper-scale clubs. The upper-scale clubs are termed “gentlemen’s clubs.” These clubs are characterized by their large facilities and featuring dozens of entertainers on any given night. They offer a variety of entertainment such as sports on television monitors, billiard tables, VIP rooms and specialty acts. Their target market/audience is a more affluent clientele of businessmen and professionals for whom gentlemen’s clubs are increasingly becoming a viable and attractive entertainment option. In addition, they are no longer limited to providing evening entertainment; daytime operations are also growing, particularly during the lunch hour. Food is prepared by an on-site chef and the menu typically offers a wide variety of entrees and appetizers. Most clubs provide a buffet at least once a week as a promotion special.

VCG plans to focus on acquiring and marketing upscale gentlemen’s clubs in areas that are not market saturated and already receptive to well managed adult gentlemen’s clubs. Adult entertainment nightclubs tend to group together by location. When clubs are within relatively close proximity, regular customers are more likely to try a new club. A significant marketing benefit for VCG will be its ownership of multiple clubs in multiple cities which will enable VCG to obtain recognition as a brand-name for its first-class adult entertainment nightclubs. Management believes VCG is well positioned both financially and managerially to continue to grow in the adult entertainment industry. By expanding into other locations in other cities and states, VCG will have the opportunity to realize the benefits of both the economies of scale and name recognition marketing.

The ability to attract new patrons to a nightclub for the first time is critical to a nightclub’s success. Promotions, advertising and specials are the typical means to market a nightclub. Newspaper and magazine coupons are often used to attract new customers. Professional sporting events are a natural advertising venue, including ticket-stub drink vouchers and other advertising, including aerial banners at outdoor events.

IEC applies its marketing expertise and experience to VCG’s clubs. During the past 20 years operating nightclubs, IEC has developed a results-proven, cost-efficient marketing program. The clubs are marketed as a safe and upscale environment for adult entertainment. The marketing strategy is to attract new customers, to increase the frequency of visits by existing customers and establish a higher level of name recognition. The marketing program includes advertising in travel and hospitality magazines, print advertising, billboards with distinctive graphics and taxi cab reader boards. The target market is the business-convention traveler and local professionals and business people. In addition, IEC conducts various promotion activities throughout the year to keep the club’s name before the public. In order to promote a good community reputation, the clubs actively sponsor and participate in local charitable events and make contributions to local charities.

Growth

Our goal is to become the leader in the first-class adult entertainment nightclub industry through acquisition of existing nightclubs. We anticipate that the increase in the profitability of our recently acquired nightclubs and the addition of more nightclubs will be a major source of growth. We plan to have at least five nightclubs by fiscal year end 2003. We plan to increase revenue at our recently acquired nightclubs through the efficiencies provided by consolidation and the application of the experience and expertise of IEC.

Competition

The adult entertainment nightclub industry is very competitive with respect to price, location and quality of (i) the facility, (ii) entertainment, (iii) service and (iv) food and beverages. Further, the industry is especially sensitive to ever-changing and unpredictable competitive trends which cannot be easily predicted and which are beyond our control.

We have many competitors in the metropolitan areas in which we are located and intend to expand. Some competitors have substantially greater financial resources and a longer history of operations than the nightclubs currently owned by VCG. Changes in customer preferences, economic conditions, demographic trends and the location, number of and quality of competing nightclubs could adversely affect our business, as could a shortage of experienced local management and hourly employees. We believe our nightclubs enjoy a high level of repeat business and customer loyalty due to our upscale restaurant atmosphere, food quality, premium entertainment, perceived price-value relationship and efficient service.

Government Regulations

Adult entertainment nightclubs are subject to ever changing local, state and federal regulation. Our business is regulated by local zoning, local and state liquor licensing, local ordinances and state and federal time place and manner restrictions. In the states in which we currently operate, liquor licenses renew annually, and are considered to be a “privileged” license that could be subject to suspension or revocation. The adult entertainment provided by our nightclubs has elements of speech and expression and, therefore, enjoys some protection under the First Amendment to the United States Constitution. However, the protection is limited to the expression, and not the conduct of an entertainer. While our nightclubs are generally well established in their respective markets, there can be no assurance that local, state and/or federal licensing and other regulations will permit our nightclubs to remain in operation or profitable in the future.

Trademarks

The PT’s® name and logo are trademarks registered with the United States Patent and Trademark Office. We have been granted a license to use the trademarks by Lowrie Management, LLLP, an affiliate of VCG. There is currently no fee for the license. Any future fee will be reviewed for fairness by, and be subject to the approval of, a majority of independent directors. Until then, and as is currently the case, any such fee will be at a price the fairness of which will be established by an independent valuation.

Employees and Independent Contractors

As of December 31, 2002, VCG and its subsidiaries had approximately 180 employees in food and beverage service capacities. VCG has 20 executive personnel provided by IEC. VCG’s employees are not members of a union and VCG has never suffered a work stoppage. The performers providing entertainment in the nightclubs are not employees of VCG. They are self-employed independent contractors who work at VCG’s nightclubs on a non-exclusive basis. The performers pay VCG a fee for providing the facilities for them to perform. The performers’ source of revenue is tips from nightclub customers.

Risk Factors

Our success is subject to the risks described below, among others. Each of these risk factors could adversely affect the price of our common stock, our business, financial condition and results of operations.

We may not be able to acquire additional nightclubs and we may not be able to operate on a profitable basis.

Our growth strategy will depend in large part on our ability to acquire additional nightclubs and to operate our clubs on a profitable basis. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

•	the ability to locate suitable nightclubs which are available for acquisition;

•	competition for nightclub acquisitions;

•	the ability negotiate nightclub acquisitions and leases on favorable terms;

•	the ability to secure and maintain required governmental approvals and permits;

•	the ability to hire, train and retain qualified operating personnel, especially managers;

•	competition in our markets; and

•	general economic conditions.

We have had limited operations which makes our future operating results difficult to predict.

We were incorporated as a Colorado corporation in 1998 and recently became the owner of three nightclubs, including real estate, located in suburbs of St. Louis, Missouri; Memphis, Tennessee; and, Indianapolis, Indiana, which have been in business since 1992, 2000 and 1988, respectively. We have a limited operating history. We face the risks and uncertainties of other early-stage companies. Our limited operating history and history of losses make future operating results difficult to predict.

We may need additional financing and we may not be able to obtain it. As a result, our business expansion plans may be significantly limited.

If cash generated from our operations is insufficient to satisfy our working capital and capital expenditure requirements during the next year to two years, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including cash flow and cash requirements for nightclub acquisitions. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing shareholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, or otherwise respond to competitive pressures, could be significantly limited. Our business, financial condition and results of operations may be harmed by such limitations.

Our directors and executive officers own a majority of our common stock and may exercise significant influence over our direction and policies. Accordingly, non-management shareholders are subject to the control of our company by our management.

Our directors and executive officers beneficially own approximately 62.41% of the outstanding shares of our common stock, excluding up to 1,400,000 shares of our common stock which may be issued to Lowrie Management LLLP, an affiliate of Troy H. Lowrie, our Chairman of the Board, upon conversion of a $1,400,000 promissory note. As a result of this stock ownership, management has sufficient voting power to significantly influence our direction and policies, the election of directors, the outcome of any other matter submitted to a vote of shareholders, and a change in control.

Our business operations are subject to regulatory uncertainties which may affect our ability to acquire additional nightclubs, remain in operation or be profitable.

Adult entertainment nightclubs are subject to ever changing local, state and federal regulation. Our business is regulated by local zoning, local and state liquor licensing, local ordinances and state and federal time place and manner restrictions. In the states in which we currently operate, liquor licenses renew annually, and are considered to be a “privileged” license that could be subject to suspension or revocation. The adult entertainment provided by our nightclubs has elements of speech and expression and, therefore, enjoys some protection under the First Amendment to the United States Constitution. However, the protection is limited to the expression, and not the conduct of an entertainer. While our nightclubs are generally well established in their respective markets, there can be no assurance that local, state and/or federal licensing and other regulations will permit our nightclubs to remain in operation or profitable in the future.

There is substantial competition in the nightclub entertainment industry which may effect our ability to operate profitably or acquire additional clubs.

Our company and its existing nightclubs (and any other clubs that we may acquire) face competition from other nightclubs, both for nightclub acquisitions and patrons. These competitors may have greater financial and management resources than our company. In addition, the industry is especially sensitive to ever-changing and unpredictable competitive trends and competition for general entertainment dollars which cannot be easily predicted and which are beyond our control.

Our business is dependent upon management and employees for continuing operations and expansion.

Our success will depend, to a significant extent, on the efforts and abilities of Troy H. Lowrie, our Chairman of the Board, and Micheal L. Ocello, our President. The loss of the services of Messrs. Lowrie and/or Ocello could have a material and continuing adverse effect on our business. In addition, if our business grows, we will need to hire additional management and employees.

We are dependent upon the management services of International Entertainment Consultants, Inc. We may not be able to replace these services which could result in significant limitations on our operations.

We have contracted with International Entertainment Consultants, Inc. a Colorado corporation (“IEC”), to manage all of our nightclub operations. IEC is an affiliate of Messrs. Lowrie and Ocello. IEC has more than 20 years of experience in managing adult entertainment nightclubs. If IEC were to terminate or breach their contract with us, or if we were unable to renew our contract with IEC, there likely will be a significant adverse effect on our business.

Our business plan and proposed strategy has not been independently evaluated.

We have not obtained any independent evaluation of our business plan and proposed business strategy. There can be no assurance that our nightclubs or proposed strategy will generate sufficient revenues to maintain profitability.

We may be subject to uninsured risks which if realized could expose us to liabilities which we may not be able to pay.

We maintain insurance in amounts we consider adequate for personal injury and property damage to which our nightclubs may be subject. When available at reasonable rates, we maintain personal injury liquor liability insurance. However, there can be no assurance that we will not be exposed to potential liabilities in excess of the coverage provided by insurance, including, but not limited to, liabilities which may be imposed pursuant to state “dram shop” statutes or common law theories of liability. In general, “dram shop” statutes provide that a person injured by an intoxicated person has the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others.

We could use the issuance of additional shares of our authorized stock to deter a change in control. Even if a change in control would be beneficial to our shareholders, management would be able to maintain control off our company.

We currently have 6,280,000 shares of common stock outstanding, out of a total of 50,000,000 shares of common stock and 1,000,000 shares of preferred stock authorized for future issuance under our Articles of Incorporation. This does not include 700,000 shares of common stock reserved for issuance under our Stock Option and Stock Bonus Plan. The remaining shares of common stock and preferred stock not issued or reserved for specific purposes may be issued without any action or approval of our shareholders unless such approval is required by applicable law. The issuance of additional shares would make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our shareholders.

We do not anticipate paying dividends in the foreseeable future.

Since our inception we have not paid any dividends and we do not anticipate paying any dividends in the foreseeable future. We expect that future earnings, if any, will be used for working capital and to finance growth.

There has never been a market for our common stock and shareholders may not have liquidity for their shares.

Prior to this offering, there has been no public market for our common stock and there can be no assurance that a public trading market for our common stock will develop, or if developed, will be sustained. We have applied for the listing of our common stock on the American Stock Exchange (“AMEX”). The minimum trading price per share to be qualified for listing on the AMEX is $3.00 per share. The AMEX may decide to see whether there is an actual trading price above $3.00 in the public market as a condition to listing our common stock. For this reason we also have applied for listing on the Over-the-Counter (“OTC”) Bulletin Board.

Future sales of our common stock may depress the price of our stock.

We have filed a registration statement on Form SB-2 to register up to 3,136,778 shares of our common stock. Upon completion of the offering, we may have up to 6,980,000 shares of common stock outstanding. All of these shares will be freely tradable without restriction or further registration under the Securities Act of 1933, as amended (“Securities Act”), except for 74,922 shares issued to a former affiliate of our Company and 3,319,650 shares owned by affiliates not being registered at this time. The future sale of these shares of our common stock may depress the price of our stock. Any sales of shares owned or subsequently purchased by “affiliates” as that term is defined in Rule 144 of the Securities Act, are subject to certain limitations and restrictions.

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “future,” “may,” “should,” “plan,” “projected,” “intend” and similar expressions. These statements are only predictions and are based on our beliefs and the assumptions we made using information currently available to us. Because these statements reflect our current views and assumptions concerning future events, these statements involve know and unknown risks, uncertainties and other factors. Our actual results could differ materially from the results discussed in the forward-looking statements. Undue reliance should not be placed on these forward-looking statements which apply only as of the date of this annual report.

Item 2.    Description of Property

VCG’s Offices

VCG maintains its offices at 1601 W. Evans, Suite 200, Denver, Colorado 80223, telephone number (303) 934-2424, at the facilities of IEC for which it pays its pro rata share of rent based on all clubs managed by IEC. IEC is currently paying monthly rent of approximately $3,000.

VCG’s Nightclubs

Each of VCG’s three adult entertainment nightclub businesses is held in a separate, wholly-owned subsidiary and the related real estate and leases are held by a fourth wholly-owned subsidiary.

The Indianapolis Club is owned by Indy Restaurant Concepts, Inc., an Indiana corporation and wholly-owned subsidiary of VCG. The club has been in business since 1988. VCG began operating the nightclub on June 30, 2002. The PT’s® Showclub is located in Indianapolis, Indiana in a 7,200 square foot space.

The Memphis Club is owned by Tennessee Restaurant Concepts, Inc., a Tennessee corporation and wholly-owned subsidiary of VCG. The club has been in business since 2000. VCG acquired and began operating the nightclub on June 30, 2002. The PT’s® Showclub is located in Memphis, Tennessee in a 14,000 square foot building.

The St. Louis Club is owned by Platinum of Illinois, Incorporated, an Illinois corporation and wholly-owned subsidiary of VCG. The club has been in business since 1992. VCG acquired Platinum of Illinois, Incorporated and began operating the nightclub on May 1, 2002. The Platinum Club is located in Brooklyn, Illinois (known as East Saint Louis) in a 9,000 square foot building.

The real estate and leases related to the nightclubs are owned by VCG RE.

In March 2003, VCG RE purchased a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate an additional club. The building is approximately 16,000 square feet (including a 5,000 square foot mezzanine) and the land is approximately four acres. VCG expects that the transfer of the license will be approved in the first quarter, the refinish of the property will be completed in the second quarter and the club will be operational in the third quarter of 2003.

Item 3.    Legal Proceedings

VCG is not a party to any legal proceedings. VCG is unaware of any pending litigation or proceeding involving a director, officer, employee or agent of VCG where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of VCG’s security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Common Stock

There currently is no public market for our common stock. We have applied for the listing of our common stock on the American Stock Exchange (“AMEX”). The minimum trading price per share to be qualified for listing on the AMEX is $3.00 per share. The AMEX may decide to see whether there is an actual trading price above $3.00 in the public market as a condition to listing our common stock. For this reason we also have applied for listing on the Over-the-Counter (“OTC”) Bulletin Board.

As of May 13, 2003, there were approximately 426 holders of record of VCG’s common stock (which number does not include shareholders whose shares are held of record by brokerage firms, if any.

We have filed a registration statement on Form SB-2 to register up to 3,136,778 shares of our common stock, which was declared effective on May 13, 2003. The registration statement relates to the offer by selling security holders, for their own accounts, of 2,436,778 shares of our common stock and up to 700,000 shares of our common stock reserved for issuance under our Stock Option and Bonus Plan. Upon completion of the offering, we may have up to 6,980,000 shares of common stock outstanding. All of these shares will be freely tradable without restriction or further registration under the Securities Act, except for 74,922 shares issued to a former affiliate of our Company and 3,319,650 shares owned by affiliates not being registered at this time. Any sales of shares owned or subsequently purchased by “affiliates” as that term is defined in Rule 144 of the Securities Act, are subject to certain limitations and restrictions.

Dividends

We have never declared or paid any dividends on our common stock. We do not intend to pay cash dividends on our common stock. We plan to retain our future earnings, if any, to finance our operations and for expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our Board of Directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that our Board of Directors considers significant.

Equity Compensation Plan Information

The following table sets forth information as of the fiscal year ended December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which equity securities of VCG are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	700,000	(1)
Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	700,000

(1)	Stock Option and Stock Bonus Plan approved by shareholders on July 22, 2002. Shares of common stock may be issued either: (i) upon the exercise of stock options granted under the Plan; or (ii) as stock bonuses granted under the Plan. Pursuant to Section 6(i) of the Plan, if there is any change in the number of shares of common stock through the declaration of stock dividends, or through a recapitalization resulting in stock splits, or combinations or exchanges of such shares, the number of shares of common stock available for options and the number of such shares covered by outstanding options, and the exercise price per share of the outstanding options, shall be proportionately adjusted to reflect any increase or decrease in the number of issued shares of common stock; provided, however, that any fractional shares resulting from such adjustment shall be eliminated.

Recent Sales of Unregistered Securities

The following equity securities were sold by VCG during the fiscal year ended December 31, 2002 that were not registered under the Securities Act.

In April 2002, VCG sold 1,585,000 shares of its common stock at $1.00 per share to Lowrie Management, LLLP, an affiliate of VCG’s Chairman of the Board. The sale was not underwritten and no commissions or other remuneration was paid in connection with the sale of the shares. The shares were issued under the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

In April 2002, VCG sold 515,000 shares of common stock at $1.00 per share to the following accredited investors:

IS Investments, Inc.(1)	100,000
Martin F. Egan	45,000
Micheal L. Ocello(2)	40,000
Dennis M. Ocello	40,000
Kurt Smith	30,000
Johan A. Van Baal	25,000
Swen Mortenson	25,000
Gary Tice	25,000
John R. Hartman	25,000
John Rosasco	25,000
Mike/Lisa Swann	20,000
Eric R. Peterson	20,000
Doyle Wagner, Jr.	15,000
William W. Franko	15,000
Jeff Morehouse	15,000
Jimmie F. Markey II	10,000
Albertto L. Fortuny	10,000
Richard P. Westerheide	10,000
Joel Fennern	10,000
James W. White	5,000
Ginny Melton	5,000

Total	515,000

(1)	IS Investments is controlled by Jay Dinkelman (unaffiliated).
(2)	Mr. Ocello is a director and President of VCG.

The sale was not underwritten and no commissions or other remuneration was paid in connection with the sale of the shares. The shares were issued under the exemption provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On June 30, 2002, VCG acquired all of the outstanding capital stock of Tennessee Restaurant Concepts, Inc., a Tennessee corporation, which was valued at $604,800 for 604,800 shares of VCG’s common stock. The 604,800 shares were issued as follows:

Troy H. Lowrie(1)	302,400
Lowrie Management, LLLP(2)	302,400

Total	604,800

(1)	Mr. Lowrie is Chairman of the Board and Chief Executive Officer of VCG.
(2)	Lowrie Management, LLLP is controlled by Mr. Lowrie.

The sale was not underwritten and no commissions or other remuneration was paid in connection with the sale of the shares. The shares were issued under the exemption provided by Section 4(2) of the Securities Act.

On June 30, 2002, VCG acquired the 14,000 square foot building in which the Tennessee Club is located. The purchase price consisted of the assumption of the $1,640,000 mortgage on the property and 195,200 shares of VCG’s common stock valued at $1.00 per share. The 195,200 shares were issued as follows:

Lowrie Management, LLLP(1)	35,200
IS Investments, Inc.(2)	80,000
Johan A. Van Baal IRA	40,000
LTD Investments Group, LLC(3)	24,000
Martin F. Egan	16,000

Total	195,200

(1)	Lowrie Management, LLLP is controlled by Troy H. Lowrie, VCG’s Chairman of the Board and Chief Executive Officer.
(2)	IS Investments, Inc. controlled by Jay Dinkelman (unaffiliated).
(3)	LTD Investments Group, LLC is controlled by Micheal L. Ocello, a director and President of VCG.

The sale was not underwritten and no commissions or other remuneration was paid in connection with the sale of the shares. The shares were issued under the exemption provided by Section 4(2) of the Securities Act.

On June 30, 2002, VCG acquired all of the assets of Indy of Colorado, Ltd., an Indiana limited partnership, which were valued at $1,590,000 for 1,590,000 shares of VCG’s common stock. The 1,590,000 shares were issued to Indy of Colorado, Ltd. Lowrie Enterprises Incorporated, which was controlled by Mr. Lowrie, owned a 33% interest in Indy of Colorado, Ltd. Indy of Colorado Ltd. was liquidated on September 30, 2002 and the assets of the partnership were distributed to the partners on a pro-rata basis. At the same time Lowrie Enterprises, Inc. was also dissolved and the shares it held were delivered to its shareholders, who are among the selling shareholders. The sale was not underwritten and no commissions or other remuneration was paid in connection with the sale of the shares. The shares were issued under the exemption provided by Section 4(2) of the Securities Act.

Use of Proceeds from Registered Securities

Our registration statement on Form SB-2 to register up to 3,136,778 shares of our common stock (Commission File No. 333-99379) was declared effective on May 13, 2003. The registration statement relates to the offer by selling security holders, for their own accounts, of 2,436,778 shares of our common stock and up to 700,000 shares of our common stock reserved for issuance under our Stock Option and Bonus Plan. The selling security holders will sell their shares at a fixed price of $3.25 per share until our common stock is quoted in a public market, and thereafter at prevailing market prices or privately negotiated prices. We will not receive any of the proceeds from the sale of the shares by the selling security holders. We may receive proceeds upon the exercise of stock options issued under our Stock Option and Stock Bonus Plan, which proceeds will be used for working capital.

The offering commenced on May 14, 2003 and has not yet terminated. The offering is not being underwritten. The aggregate offering price is $ 3.25. No shares have been sold and there have been no proceeds to VCG to date. The registration statement was not declared effective during the fiscal year ended December 31, 2002. Since the effective date of the registration statement to May 19, 2003, (i) no expenses were incurred for VCG’s account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, or for finders’ fees, (ii) no expenses were paid to or for underwriters, (iii) other expenses were $ 0 and (iv) total expenses were $ 0. Payments for such expenses were direct payments to third-parties and not direct or indirect payments to directors or officers of VCG or their associates, or to persons owning ten (10) percent or more of any class of equity securities of VCG, or to affiliates of VCG. As of May 19, 2003, the net offering proceeds to VCG after deducting the total expenses are $ 0.

Item 6.    Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in “Risk Factors” and elsewhere in this prospectus.

Overview

We are in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. At this time, we own and operate three nightclubs located in suburbs of Memphis, Tennessee; Indianapolis, Indiana; and, St. Louis, Illinois.

We were incorporated in Colorado in December 1998. We were formed as a subsidiary of our former parent company for the purpose of holding certain assets transferred upon our parent’s merger with a pharmaceutical company that obtained $20 million in funding. Accordingly, from inception until April 2002, we did not have any business operations.

In April 2002, our current management and their affiliates purchased 1,236,428 shares of our previously issued and outstanding common stock for $125,000 from our former officers and directors, Albert Brenman and A. Thomas Tenenbaum. They received these shares as a pro rata dividend to all shareholders of the parent company in connection with the merger and for additional capital contributions. This transaction resulted in a change of control of VCG. Mr. Tenenbaum sold all of his shares for a gain on sale of $63,000. Mr. Brenman retained 74,922 shares and sold the balance of his shares for a gain on sale of $60,000. There were no fees paid in the transaction.

Also in April 2002, Lowrie Management, LLLP (“Lowrie Management”), an entity affiliated with the new Chairman of VCG, Troy H. Lowrie, purchased 1,585,000 shares of common stock from VCG for $1,585,000. In addition, VCG sold 515,000 shares of its common stock for $515,000 in a private placement.

On April 30, 2002, VCG acquired all of the outstanding capital stock of Platinum of Illinois, Inc., an Illinois corporation (“Platinum”), for $2,000,000. Platinum has operated The Platinum Club in East St. Louis, Illinois since 1992.

In May 2002, as part of the purchase of The Platinum Club, VCG acquired a five-year lease on the 9,000 square foot building and land on which The Platinum Club is located for base rent of $900,000, which is to be paid in monthly installments of $15,000. At the end of the five-year term, VCG has the option to pay $900,000 as a final installment on the purchase of the building and land. VCG has elected to capitalize this lease under FASB 13. The value of the building and land under the lease is $1,421,628. Mr. Lowrie has personally guaranteed the lease.

In June 2002, Lowrie Management provided a $1,400,000 long-term credit facility which expires in July 2007 and bears interest initially at 9% per annum. The credit facility was fully drawn down by VCG and at December 31, 2002, $1,320,000 was outstanding. Debt under the credit facility is convertible at any time after June 30, 2003, at the election of the lender, into shares of VCG’s common stock at $1.00 per share.

On June 30, 2002, VCG acquired all of the outstanding capital stock of Tennessee Restaurant Concepts, Inc., a Tennessee corporation (“TRC”), which was valued at $604,800 for 604,800 shares of VCG’s common stock. TRC has operated PT’s® Showclub in Memphis, Tennessee (the “Memphis Club”) since 2000. VCG also acquired the 14,000 square foot building in which the club is located. The purchase price consisted of the assumption of the $1,640,000 mortgage on the property and 195,200 shares of VCG’s common stock valued at $1.00 per share. Mr. Lowrie has personally guaranteed the $1,640,000 mortgage on the property.

Also on June 30, 2002, VCG acquired all of the assets of Indy of Colorado Ltd., an Indiana corporation (“Indy”), which were valued at $1,590,000 for 1,590,000 shares of VCG’s common stock. Indy has operated PT’s® Showclub in Indianapolis, Indiana since 1988. In connection with the transaction, VCG Real Estate Holding, Inc., a Colorado corporation (“VCG RE”), a wholly-owned subsidiary of VCG, purchased the building and land on which PT’s® Showclub in Indianapolis, Indiana is located. The Purchase Agreement for the building and land was originally between the seller and Lowrie Management and was subsequently assigned to VCG RE. The purchase price of $2,550,000 was paid in $1,550,000 cash and a $1,000,000 line of credit secured by a deed of trust. Any amounts drawn down and re-paid are available to VCG under the credit facility. The cash portion of the purchase price was paid from VCG’s cash flow and from drawing down the entire $1,400,000 long-term credit facility provided by Lowrie Management. Mr. Lowrie has personally guaranteed the $1,000,000 line of credit.

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility which expires in March 2004 and bears interest at 6.5% per annum. In connection with the line of credit, VCG issued the lender 40,000 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the line of credit.

In March 2003, VCG RE purchased a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate an additional club. The purchase price of

$3,800,000 was paid in $1,400,000 cash and a $2,400,000 mortgage on the property. The cash portion of the purchase price was paid from: (a) VCG’s cash flow; (b) drawing down the available $80,000 on the $1,400,000 long-term credit facility; and (c) drawing down the entire $1,200,000 short-term credit facility.

In May 2003, VCG will complete a refinance of the properties on which the Indianapolis and Memphis Clubs are located. In connection with the refinancing, VCG will repay the $1,000,000 line of credit secured by a deed of trust on the Indianapolis property and the balance of the $1,640,000 mortgage, less an $80,000 prepayment discount on the Memphis property. There will be a $1,500,000 mortgage on the Indianapolis property and a $1,000,000 mortgage on the Memphis property. These mortgages will have a 10 year amortization with a 6% per annum interest rate secured by the property and the personal guarantee of Mr. Lowrie. The $1,000,000 line of credit will remain available to VCG.

The analysis of the financial statements below is in two forms. The first is the information comparing the historical information. The second is the analysis of the pro forma combined information that includes all acquisitions combined with the pro forma adjustments. The analysis of the pro forma information is included as there were no operations and minimal general and administrative expenses in 2001. All historical numbers are presented on a consolidated basis that includes all acquisitions and eliminates inter-company transactions.

Historical

For the Years Ended December 31, 2002 and December 31, 2001

Total Revenues. Total revenues were $3,627,804 for the year ended December 31, 2002, as compared to $ 0 for the same period in 2001. The revenues derived from the sale of liquor, beer, and wine comprise approximately 54.53% of total revenues. The revenues from food and merchandise comprise approximately 4.12% of total revenue. The charges to entertainers and cover charges comprise approximately 27.83% of total revenues. The remaining revenues of approximately 13.52% are from the sale of VIP club memberships and miscellaneous other revenue sources.

Cost of Sales. Cost of sales was 20.2% of sales of alcoholic beverages, food, and merchandise for the year ended December 31, 2002. There were no sales for the same period in 2001.

Labor. Labor expenses were $913,554 for December 31, 2002, as compared to $ 0 for the same period in 2001.

General and Administrative Expenses. General and administrative expenses were $1,409,345 for the year ended December 31, 2002, as compared to $6,580 for the same period in 2001. Included in general and administrative expenses for the year ended December 31, 2002 are the following items: charge card and bank fees of $24,435, legal and accounting costs of $197,415, and advertising and marketing costs of $316,935.

Interest Expense. Interest expense increased by $179,039 for the year ended December 31, 2002, as compared to $ 0 for the same period in 2001.

Net loss. Net loss for the year ended December 31, 2002 was $(186,801). This includes a one-time impairment write-off of $594,782 of goodwill on the Memphis Club.

Pro Forma

For the Years Ended December 31, 2002 and December 31, 2001

Total Revenues. Total revenues were $5,776,175 for the year ended December 31, 2002, as compared with $5,337,094 for the year ended December 31, 2001, an increase of approximately 8.2%.

Cost of Sales. Cost of sales were 19.1% and 19.8%, respectively, of sales of alcoholic beverages, food, and merchandise for the years ended December 31, 2002 and 2001.

Labor. Labor expenses were $1,267,896 for the year ended December 31, 2002, as compared to $1,263,420 for the same period in 2001, an increase of approximately 0.35%.

General and Administrative Expenses. General and administrative expenses increased 11.29% for the year ended December 31, 2002 as compared to the same period in 2001. Taxes and permits increased 6%. Legal and accounting expenses increased $110,414. The increase is primarily to due the costs of acquisitions and the public offering. The depreciation and amortization decreased by $123,906 for the year ended December 31, 2002 compared to the same period in 2001 due to the accounting change in the amortization of goodwill effective January 1, 2002.

Interest Expense. Interest expense increased $181,203 for the year ended December 31, 2002 as compared to the same period in 2001. This increase was due to the purchase of properties related to the night clubs.

Net income. Net income after taxes was $529,737 for the year ended December 31, 2002 as compared with $610,717 for the same period in 2001. This increase resulted from the increase in other general and administrative expenses previously discussed.

Liquidity and Capital Resources

At December 31, 2002, VCG had a working capital deficit of $1,786,381. The increase in negative working capital is primarily due to the use of current working capital to fund equipment and leasehold improvements acquired and the mortgage on the Memphis club has a balloon payment that is included in the current portion of liabilities.

VCG had stockholder’s equity of $4,866,995 at December 31, 2002 as compared to $2,008 at December 31, 2001. The increase is the result of acquisitions, operations, and the contribution of $2,100,000 cash for common stock.

The net cash proceeds from operations for the year ended December 31, 2002 was $696,181.

The net cash used by investing activities for the year ended December 31, 2002 was $6,303,712, all of which was used for the purchase of three nightclubs and associated real estate and leases.

Cash used for financing activities in 2002 of $379,413 was applied to the reduction of debt and deferred offering costs.

The cash provided by financing activities for December 31, 2002 was $5,762,037. The cash provided by financing activities consisted of $2,100,000 from sales of securities, $2,640,000 on mortgages, $1,400,000 from the related party credit facility, and a related party loan of $1,450.

In June 2002, Lowrie Management provided VCG with a long-term credit facility of $1,400,000 which was fully drawn down in June 2002 as part of the purchase of the property in Indianapolis, Indiana. Interest is charged initially at 9%, and all outstanding principal and accrued interest is due July 2007. The terms of this credit facility include a provision for conversion at any time after June 30, 2003, at the election of the lender, into shares of common stock of VCG at $1.00 per share. At December 31, 2002, VCG had re-paid $80,000 together with interest. In March 2003, VCG drew down the available $80,000 under the credit facility in connection with the acquisition of the Phoenix, Arizona property.

In March 2003, VCG obtained and fully drew down a $1,200,000 short-term credit facility as part of the purchase of the property in Phoenix, Arizona. Interest is charged at the rate of 6.5% per annum, and all outstanding principal and accrued interest is due in March 2004. On May 1, 2003, the outstanding balance of the credit facility was $1,200,000.

In May 2003, VCG will complete a refinancing of the properties on which the Indianapolis and Memphis Clubs are located. In connection with the refinancing, VCG will repay the $1,000,000 line of credit secured by a deed of trust on the Indianapolis property and the balance of the $1,640,000 mortgage, less an $80,000 prepayment discount on the Memphis property. There will be a $1,500,000 mortgage on the Indianapolis property and a $1,000,000 mortgage on the Memphis property. These mortgages will have a 10 year amortization with a 6% per annum interest rate secured by the property and the personal guarantee of Mr. Lowrie. The $1,000,000 line of credit will remain available to VCG.

Management believes the operations of VCG together with the lines of credit and purchase debt funding will provide adequate liquidity to meet its working capital needs for the next twelve months and will allow for expansion.

VCG has identified acquisition candidates and has entered into discussions with some of the candidates. These discussions are continuing. No acquisitions are probable at this time. Accordingly, we have no material capital commitments for any acquisitions.

Because of the large volume of cash handled by VCG, we have implemented stringent cash controls. We use software developed for us which compares operating data on a historical, current and projected basis. Management believes that it will be able to duplicate the financial controls that exist at its current locations at future locations, and that these controls will provide sufficient safeguards to protect the interests of VCG.

In the event the adult entertainment nightclub industry is required to convert entertainers from independent contractors to employees, VCG has prepared alternative plans that management believes will protect the profitability of VCG. In addition, management believes that the industry standard of treating the entertainers as independent contractors provides sufficient safe harbor protection to preclude any tax assessment for prior years’ payroll taxes.

Recent accounting pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets.” Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. VCG adopted this statement on April 30, 2002. The adoption of this statement did not have a material effect on the financial position or results of operations of VCG, as no adjustment was needed at December 31, 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Requirement Obligations.” SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective December 31, 2002 for VCG. VCG believes the adoption of this statement will have no material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. VCG adopted SFAS 144 effective January 1, 2002. The adoption of this statement did not have a material impact on its consolidated financial statements.

Item 7.    Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Assets	December 31,
	2002	2001
Current Assets
Cash & cash equivalents	$156,514	$2,008
Other receivables	2,150	—
Inventories	23,574	—
Prepaid expenses	16,602	—

Total Current Assets	198,840	2,008

Equipment and Leasehold Improvements
Land	530,340	—
Buildings	5,278,240	—
Equipment	155,173	—
Furniture & Fixtures	131,478	—
Signs	18,431	—
Leasehold improvements	295,239	—
Less accumulated depreciation	(191,745)	—

Net equipment and leasehold improvements	6,217,156	—

Other Assets
Deposits	13,183	—
Loan Fees, net	13,500	—
Goodwill	3,809,380	—
Plans and drawings	55,431	—
Deferred offering costs	103,821	—

Total Other Assets	3,995,315	—

Total Assets	$10,411,311	$2,008

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$92,696	$—
Accrued expenses	104,879	—
Income taxes payable	84,126	—
Current portion of capitalized lease	94,773	—
Current portion of long-term debt	1,608,747	—

Total current liabilities	1,985,221	—

Long-term Debt
Capitalized lease	1,259,342	—
Due to related parties	1,320,000
Long-term debt	959,753	—

Total long-term debt	3,539,095	—

Stockholders’ Equity
Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock $.0001 par value; 50,000,000 shares authorized; 6,240,000 (2002) and 1,750,000 (2001) shares issued and outstanding	624	175
Paid-in capital	4,501,012	11,461
Retained earnings	385,359	(9,628)

Total stockholders’ equity	4,886,995	2,008

Total Liabilities and Stockholders’ Equity	$10,411,311	$2,008

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Operations

For the years ended,

	December 31,
	2002	2001
Revenues
Sales of Alcoholic beverages	$1,978,192	$—
Sales of food and merchandise	149,587	—
Service revenue	1,009,610	—
Other	490,415	—

Total Revenue	3,627,804	—

Operating Expenses
Cost of goods sold	428,755	—
Salaries and wages	913,554	—
Management fee	—	—
Other general and administrative
Taxes and permits	147,303	—
Charge card and bank fees	24,435	—
Rent	111,427	—
Legal and professional	197,415	6,580
Advertising and marketing	316,935	—
Other	611,830	—
Write-down goodwill to market	594,782	—
Depreciation & amortization	131,550	—

Total Operating Expenses	3,477,986	6,580

Income (loss) from operations	149,818	(6,580)

Other income (expenses)
Interest expense	(179,039)	—
Interest income	196	88

Total Other Income (Expenses)	(178,843)	88

Net income (loss) before income taxes	(29,025)	(6,492)

Federal income tax expense	99,497	—
State income tax expense	58,279	—

Total income taxes	157,776	—

Net income (loss)	$(186,801)	$(6,492)

Basic income (loss) per common share	$(0.04)	*

Weighted average shares outstanding	4,364,310	1,750,000

*	Less than $.01 per share

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Statement of Stockholders’ Equity

For the years ended December 31, 2002 and 2001

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balances, December 31, 2000	1,750,000	$175	$5,425	$(3,136)	$2,464

Contributed Capital	—	—	6,036	—	6,036

Loss for year ended, December 31, 2001	—	—	—	(6,492)	(6,492)

Balances, December 31, 2001	1,750,000	$175	$11,461	$(9,628)	$2,008
Sales of common stock for cash	2,100,000	210	2,099,790	—	2,100,000
Issuance of common stock to acquire:
Assets and liabilities of Indy of Colorado, Ltd.	1,590,000	159	1,589,841	—	1,590,000
Stock of Tennessee Restaurant Concepts, Inc.	604,800	60	604,740	—	604,800
Purchase of Tennessee building	195,200	20	195,180	—	195,200
Loss for year ended, December 31, 2002	—	—	—	(186,801)	(186,801)
Prior loss of Tennessee Restaurant Concepts, Inc. (January 1, 2002 to June 30, 2002)	—	—	—	581,788	581,788

Balances, December 31, 2002	6,240,000	$624	$4,501,012	$385,359	$4,886,995

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the years ended,

	December 31,
	2002	2001
Net income (loss)	$(186,801)	$(6,492)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	133,830	—
Write-down of goodwill to market	594,782	—
(Increase) decrease in other receivables	(112)	420
(Increase) decrease in inventory	(5,462)	—
(Increase) decrease in prepaid expenses	(2,051)	—
Increase (decrease) in trade accounts payable	66,554	—
Increase (decrease) in bank overdraft	(54,426)	—
Increase (decrease) in income taxes payable	78,545	—
Increase (decrease) in accrued expenses	71,322	—

Net cash provided by (used in) operating activities	696,181	(6,072)

Investing Activities
Purchase of land and building	(4,217,839)	—
Purchases of equipment and leasehold improvements	(171,546)	—
Purchase of goodwill and non compete agreement	(1,916,896)	—
Deposits	(3,458)	—
Investment in plans and drawings	(55,431)	—
Cash in acquired companies	61,458	—

Net cash used by investing activities	(6,303,712)	—

Financing Activities
Deferred offering costs	(103,821)	—
Cost of loan fee	(15,000)	—
Payment on capitalized lease	(67,512)	—
Proceeds from mortgage payable	2,640,000	—
Payments on mortgage payable	(71,501)	—
Loan from related party	1,401,450	2,000
Related party payments	(121,579)	(1,956)
Proceeds from common stock	2,100,000	6,036

Net cash provided by financing activities	5,762,037	6,080

Net increase in cash	154,506	8
Cash beginning of year	2,008	2,000

Cash end of year	$156,514	$2,008

Interest Paid	$158,836	$—

Income Taxes Paid	$75,000	$—

Supplemental disclosure of non-cash investing and financing activities:

During 2002, the Company acquired the stock of Platinum and the assets of Indy for the Company’s common stock (Note 3). The Company also entered into a capital lease for a building recorded at $1,421,628 (Note 6).

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp

Notes To Consolidated Financial Statements

For the years ended December 31, 2002 and 2001

1)	Organization

The Company was organized on May 16, 1989 for the purpose of engaging in any lawful business, but it is management’s plan to seek a business combination. On November 1, 1995, the Company was administratively dissolved by the Colorado Secretary of State due to no renewal of the required corporate report. Effective January 8, 1998, the Company reincorporated for the purpose of carrying on the business of the old corporation. In prior years, the Company was a development-stage company. Until January 8, 1998, the Company was a wholly owned subsidiary of Vanden Capital Group, Inc.

The Company reincorporated as a Colorado corporation in December 1998.The Company in April 2002 came under new management and is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. The Company owns and operates three nightclubs located in suburbs of Memphis, Tennessee; Indianapolis, Indiana; and, St. Louis, Illinois.

The Company has selected December 31 as its year end.

In April 2002, the Company’s current management and their affiliates purchased 1,236,428 shares of the Company’s previously issued and outstanding common stock from the former officers and directors of the Company. This transaction resulted in a change of control of the Company.

In April 2002, an entity affiliated with the new Chairman of the Company purchased 1,585,000 shares of common stock from the Company for $1,585,000. In addition, the Company sold 515,000 shares of common stock for $515,000 in a private placement.

On April 30, 2002, the Company acquired for $2,000,000 all of the outstanding capital stock of Platinum of Illinois, Inc., an Illinois corporation (Platinum). The purchase included a lease that has been capitalized and guaranteed by the Company’s Chairman. The lease was transferred to a wholly-owned subsidiary, VCG Real Estate Holdings, Inc. (“VCGRE”).

On May 1, 2002, the Company contracted with an affiliate of the new management to manage operations.

On May 8, 2002, the Company formed a wholly-owned subsidiary, Indy Restaurant Concepts, Inc. (“INDY”), an Indiana Corporation. In June 2002 the Company acquired and transferred into INDY all of the assets and liabilities of Indy of Colorado Ltd., a Colorado limited partnership. The assets were valued at $1,590,000 and acquired for 1,590,000 shares of the Company’s common stock.

In June 2002, VCGRE purchased the building that INDY leases space. VCGRE paid $2,550,000 for the building and land. The property has a mortgage of $1,000,000 from a bank and guaranteed by the Chairman of the Company. In addition a company affiliated with the Company’s Chairman, provided a $1,400,000 credit facility, which was used to partially fund the purchase of the building and land.

On June 30, 2002, the Company acquired all of the outstanding capital stock of Tennessee Restaurant Concepts, Inc., a Tennessee corporation (“TRC”), which was valued at $604,800 for 604,800 shares of the Company’s common stock. TRC was owned 100% by an affiliate of the Company and therefore is treated as being under common control with the Company.

On June 30, 2002, VCGRE acquired, from Tennessee Restaurant Concepts II, LP, the 14,000 square foot building used entirely by TRC. The purchase price consisted of the assumption of the $1,640,000 mortgage on the property and 195,200 shares of the Company’s common stock at $1.00 per share. The mortgage has been guaranteed by its Chairman.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2002 and 2001

2)	Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company for all periods presented and its subsidiaries and Platinum of Illinois, Incorporated from May 1, 2002; Indy Restaurant Concepts, Inc. from July 1, 2002: Tennessee Restaurant Concepts, Inc. for all periods presented; and VCG Real Estate Holding, Inc. from the date of inception (July 3, 2002). The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principles and all significant inter-company balances and transactions are eliminated in the consolidation.

Net Income Per Common Share

Net Income per share is computed by dividing net income by the weighted average number of shares outstanding during the years, after giving retroactive effect to the reorganization transaction, the reverse split of shares and the combination and acquisitions as explained in notes 1 & 3.

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is of basic earnings per share because dilutive earnings per share is the same as basic.

Use of Estimates in the Preparation of Financial Statements

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Accordingly, actual results could differ from those estimates.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, consisting principally of liquor and food products, are stated at the lower of cost or market (first-in, first-out method).

Property and Equipment

Property and equipment are stated at cost. Cost of property renovations or improvements are capitalized; costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

Building and improvements	40 years
Leasehold improvements	7-15 years
Equipment	5-7 years

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2002 and 2001

2)	Summary of Accounting Policies (Continued)

Revenue Recognition

The Company recognizes all revenues at point-of-sale upon receipt of cash, check or charge card sale. The VIP Room Memberships are amortized into revenue over the one year period of membership.

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which reflects an asset and liability approach in accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Stock Options

Effective May 1, 2002, the Company adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”(“SFAS 123”). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25. As no options were issued during 2002, SFAS 123 did not have any effect on the Company’s financial statements.

Goodwill

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets” on April 30, 2002. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company, as no adjustment was needed at December 31, 2002. The consolidated companies reflected a write down of the goodwill on the books of TRC before the acquisition by the Company. The charge to earnings was accounted for as an ordinary charge of $594,782 against the December 31, 2002 earnings. The amount of the charge was determined by an independent business valuation prepared for the purpose of the acquisition by the Company and the adoption of SFAS 141 and 142. An additional impairment was recorded on the fair market value of the consideration paid by the Company to acquire TRC.

Impaired Assets

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Requirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective December 31, 2002 for the Company.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2002 and 2001

2)	Summary of Accounting Policies (Continued)

Impaired Assets (Continued)

The Company believes the adoption of this statement will have no material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on its consolidated financial statements.

3)	Acquisitions

On April 30, 2002, the Company acquired all of the outstanding capital stock of Platinum of Illinois, Inc., an Illinois corporation (“Platinum”), for $2,000,000 cash. The acquisition of Platinum was accounted for by the purchase method of accounting; therefore the operations of Platinum have been included in the accompanying statements of operations since the date of acquisition. Platinum is operated as a wholly owned subsidiary. The purchase price and adjustments to the historical book values of Platinum are as follows:

Fair value of inventory acquired	$6,622
Fair values of property and equipment	78,586
Less, liabilities assumed	(2,104)
Excess cost over fair values assigned to goodwill	1,916,896

Purchase price	$2,000,000

On June 30, 2002, the Company acquired all of the assets and liabilities of Indy of Colorado Ltd., an Indiana Limited Partnership., as discussed in Note 4. The acquisition of Indy of Colorado Ltd. was accounted for by the purchase method of accounting; therefore the operations of Indy of Colorado Ltd. have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Indy Restaurant Concepts, Inc. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was 1,590,000 shares of Company common stock valued at their fair value of $1,590,000. (Note 4)

All of the assets acquired and liabilities assumed were contributed to a wholly owned subsidiary of the Company, Indy and operates PT’s Showclub in Indianapolis, Indiana. The purchase price and adjustments to the historical book values of Indy are as follows:

Fair value of cash and other current assets	$29,749
Fair value of inventory acquired	8,118
Fair values of property and equipment	160,907
Less, liabilities assumed	(17,706)
Excess cost over fair values assigned to goodwill	1,408,932

Purchase price	$1,590,000

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2001 and 2000

3)	Acquisitions (Continued)

On June 30, 2002, the Company acquired all of the outstanding capital stock of Tennessee Restaurant Concepts, Inc., a Tennessee corporation. The acquisition of TRC was accounted for as an acquisition of an entity under common control; therefore the operations of TRC have been included in the accompanying statements of operations for the entire year ended December 31, 2002 Consideration for the purchase was 604,800 shares of Company common stock valued at their fair value of $604,800. TRC is operated as a wholly owned subsidiary of the Company and operates PT’s Showclub in Memphis, Tennessee.

The purchase price and historical book values of TRC are as follows:

Book value of cash and other current assets	$24,584
Book value of inventory acquired	5,200
Book value of property and equipment	108,351
Book value of other assets	9,725
Less, liabilities assumed	(26,612)
Existing goodwill	483,552

Purchase price	$604,800

The following transactions were acquisitions of VCG Real Estate Holdings, Inc. a wholly owned subsidiary of the Company:

In May 2002, as part of the purchase of Platinum, the Company acquired a five year lease on the 9,000 square foot building and land on which Platinum is located for base rent of $900,000, which is to be paid in monthly installments of $15,000. At the end of the five year term, the Company has the option to pay $900,000 as a final installment on the purchase of the building and land. The Company has elected to capitalize this lease under FASB 13 as discussed in Note 6. The value of the building and land under the lease is $1,421,628.

On June 30, 2002 as part of the acquisition of TRC, VCGRE acquired the 14,000 square foot building in which TRC is located. The purchase price consisted of the assumption of the $1,640,000 mortgage on the property and 195,200 shares of the Company’s common stock valued at $195,200. The total value of the building and land is $1,835,200 as discussed in Note 5.

On June 30, 2002 the building and land on which PT’s Showclub in Indianapolis, Indiana is located was purchased. The Purchase Agreement for the building and land was originally between the seller and Lowrie Management and was subsequently assigned to VCG RE. The purchase price of $2,550,000 was paid in $1,550,000 cash and a $1,000,000 mortgage. (Note 7, 8 and 9)

4)	Incorporation and Change in Tax Status

Effective June 30, 2002, Indy Restaurant Concepts, Inc. was incorporated by issuing 20,000 shares of it common stock in exchange for all of the assets and liabilities of Indy of Colorado, Ltd. an Indiana limited partnership. Those assets and liabilities were recorded in consolidated financial statements at the partnerships’ historical cost basis as summarized below:

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2001 and 2000

4)	Incorporation and Change in Tax Status (Continued)

Common stock of $20,000 and additional paid-in capital of $206,898 were recorded.

Current assets	$37,867
Property and equipment, net	160,907
Goodwill	45,830
Current liabilities	(17,706)

$226,898

5)	Transfer of Partnership Assets

On June 30, 2002 VCGRE agreed to purchase the building and land owned by Tennessee Restaurant Concepts II, LP, a Tennessee limited partnership for $1,804,504. This purchase included all of the assets of the partnership and assumed its only liability. This acquisition was treated as a sale on the books of the seller, including a gain for both financial statement and income tax purposes. There are no income taxes recorded on the books of the Company for this transaction as the gain will be reported by the respective partners on their individual tax returns.

6)	Obligation under Capital Lease

The Company’s property under capital lease, which is included in property and equipment, is summarized as follows:

Land	$100,000
Building	1,321,628

1,421,628
Less: accumulated depreciation	22,592

$1,399,036

The capital lease requires a monthly payment of $15,000 including effective interest of 6.697% per annum through April 2007.

Future minimum lease payments under capital leases at December 31, as follows:

Years Ending December 31:
2003	$180,000
2004	180,000
2005	180,000
2006	180,000
2007	960,000

1,680,000
Less: amount representing interest	325,885

Present value of future minimum lease payment	1,354,115
Less: current maturities	94,773

Long-term capital lease obligation	$1,259,342

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2002 and 2001

7)	Long-term debt

Long-term debt consists of the following:

5.75% mortgage loan from a bank, secured by real estate in Indianapolis, Indiana. Payable at $7,070 per month including interest, due July, 2005. After first year the interest rate is adjustable to 1 percent over seventy-five percent of the Wall Street Journal Prime Rate rounded to the near eighth of a percent. Guaranteed by the chairman of the Company.	$988,500

4% note payable to an individual secured by real estate in Memphis, Tennessee. Payable at $15,000 per month including interest, due September, 2003. The payment is allocated $5,000 to interest and $10,000 to principle reduction. Guaranteed by the chairman of the Company	1,580,000

Total	$2,568,500

Less current portion long-term debt	1,608,747

Long-term debt	$959,753

The following are the maturities of the long-term:

2003	$1,608,747
2004	30,444
2005	929,309

$2,568,500

8)	Income Taxes

As of December 31, 2001, the Company had net operating losses available for carryover to future years of approximately $40,000, expiring in various years through 2021

A reconciliation of the Company’s effective income tax rate and the United States statutory rate is as follows:

United States statutory rate	34.00%
State income taxes, net of Federal income tax benefit	3.63
Illinois replacement tax	8.00
Reduction by valuation allowance (used NOL)	(4.20)
Book to tax differences	12.57
Non-deductible prior period loss of TRC	(598.00)

(544.00)%

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2002 and 2001

8)	Income Taxes( Continued)

The provisions for income taxes from continuing operations consists of the following components:

Current tax expense	$163,887
Other credits	(6,111)

$157,776

9)	Due to Related Parties

Credit Facility

In June 2002, Lowrie Management, LLLP, a company affiliated with Mr. Lowrie, provided a $1,400,000 long-term credit facility which expires in July 2007 and bears interest at 9% per annum. Debt under the credit facility is convertible at any time after June 30, 2003, at the election of the lender, into shares of the Company’s common stock at $1.00 per share. This credit facility was fully drawn to partially fund the purchase of real estate in Indianapolis, Illinois. The Company believes the credit facility to be fair and reasonable as it is on at least as favorable terms as would be available from a third party. The outstanding balance was $1,320,000 as December 31, 2002. (Note 3 and 10)

10)	Stockholders’ Equity

Description of Securities

Authorized capital stock consists of 50,000,000 shares of common stock, $.0001 value per share, and 1,000,000 shares of preferred stock, $.0001 value per share. As of June 30, 2002, 6,240,000 shares of common stock were outstanding, and no shares of preferred stock were outstanding.

Common Stock

Holders of our common stock are entitled to one vote for each share held of record on all matters on which shareholders may vote. Since our common stock does not have cumulative voting rights, the holders of shares having more than 50% of the voting power, if they choose to do so, may elect all directors and the holders of the remaining shares would not be able to elect any directors. In the event of a voluntary or involuntary liquidation of our company, all shareholders are entitled to a pro rata distribution of our assets remaining after payment of claims of creditors and liquidation preferences of any preferred stock. Holders of our common stock have no conversion, redemption or sinking fund rights. All of our outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

The Board of Directors, without further action by the shareholders, is authorized to issue up to 1,000,000 shares of preferred stock in one or more series. The board may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. The Board has not authorized any series of preferred stock, and there are no agreements or understandings for the issuance of any shares of preferred stock. Because of its broad discretion with respect to the creation and issuance of preferred stock without shareholder approval, the Board could adversely affect the voting power of the holders of our common stock and, by issuing shares of preferred stock with certain voting, conversion and/or redemption rights, could delay, defer or prevent an attempt to obtain control of the Company.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2002 and 2001

10)	Stockholders’ Equity (Continued)

Convertible Note

Lowrie Management, LLLP, an affiliate of our Chairman of the Board, has provided a $1,400,000 long-term credit facility to the Company which expires in July 2007 and bears interest initially at 9% per annum. The credit facility has been fully drawn down by the Company. Debt under the credit facility is convertible at any time after June 30, 2003, at the election of the lender into shares of our common stock at $1.00 per share 60 days after we receive written notice of conversion.

Stock Option and Stock Bonus Plan

The Board adopted the Stock Option and Stock Bonus Plan as of April 23, 2002 and it was approved by our shareholders on July 22, 2002. Under the Plan, the Company may grant to designated employees, officers, directors, advisors and independent contractors incentive stock options, nonqualified stock options and stock. By encouraging stock ownership, we seek to motivate Plan participants by allowing them an opportunity to benefit from any increased value of the Company which their individual effort, initiative, and skill help produce. As of the date of this prospectus, no stock options or stock bonuses had been issued were outstanding under the Plan. Up to 700,000 shares of common stock are authorized for issuance under the Plan. If options granted under the Plan expire or are terminated for any reason without being exercised, or bonus shares are forfeited, the shares underlying such option and/or bonus shares will become available again for issuance under the Plan.

Administration of the Plan. The compensation committee and/or the Board determines which individuals will receive grants, the type, size and terms of the grants, the time when the grants are made and the duration of any applicable exercise or restriction period, including the criteria for vesting and the acceleration of vesting, and the total number of shares of common stock available for grants.

Eligibility for Participation. Grants may be made to employees, officers, directors and consultants of the Company and its subsidiaries, including any non-employee member of the Board of Directors.

Options. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, officers, directors and consultants. The exercise price of an option will be determined by the compensation committee and may be equal to, greater than, or less than the fair market value of a share of common stock at the time of grant; provided that:

(i) the exercise price of an incentive stock option must be equal to or greater than the fair market value of a share of common stock on the date of grant;

(ii)	the exercise price of an incentive stock option granted to an employee who owns more than 10% of the issued and outstanding common stock must not be less than 110% of the fair market value of the underlying shares of common stock on the date of grant; and
(iii)	the exercise price of a non-qualified stock option must be at a price not less than 85% of the fair market value of the underlying shares of common stock on the date of grant.

The compensation committee determines the term of each option, which may not exceed ten years from the date of grant, except that the term of an incentive stock option granted to an employee who owns more than 10% of the issued and outstanding common stock may not exceed five years from the date of grant. The compensation committee may accelerate or extend the exercisability of any or all outstanding options at any time for any reason.

Stock. The compensation committee determines the number of shares of stock granted to a participant and may subject any grant to performance requirements, vesting provisions, transfer restrictions and other restrictions and conditions as the compensation committee may determine in its sole discretion.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2002 and 2001

10)	Stockholders’ Equity (Continued)

Stock Option and Stock Bonus Plan (Continued)

Termination. If a participant ceases to be an employee, officer, director or consultant, other than because of retirement, death or disability, the participant will forfeit any stock options or stock rights that are not yet vested, and any stock for which the restrictions are still applicable.

Amendment and termination of the Plan. The compensation committee may amend or terminate the Plan at any time, except that it may not make any amendment that requires shareholder approval as provided in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or Section 162(m) of the Internal Revenue Code without shareholder approval. The Plan will terminate on the tenth anniversary of its effective date, unless terminated earlier by the compensation committee.

Stock Split

Effective July 22, 2002, the Company effected a one for two reverse stock split. All references to stock outstanding have been retroactively adjusted as if the split had taken place on the earliest date shown.

11)	Subsequent Events

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility that expires in March 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 40,000 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit.

In March 2003, VCG RE purchased a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate additional club. The purchase price of $3,800,000 was paid in $1,400,000 cash and a $2,400,000 mortgage on the property. The cash portion of the purchase price was paid from: (a) VCG’s cash flow; (b) drawing down the available $80,000 credit on the long-term credit facility; and (c) drawing down the entire $1,200,000 short-term credit facility.

12)	Unaudited Pro Forma Combined Information

On April 30, 2002, the Company acquired all of the outstanding capital stock of Platinum of Illinois, Inc., an Illinois corporation (“Platinum”), for $2,000,000 cash. The acquisition of Platinum was accounted for by the purchase method of accounting. The operations of the subsidiary were included in the consolidated for the period beginning April 30, 2002. The following unaudited pro forma combined income statements assume the purchase occurred on January 31, 2001, using the assumptions described in the accompanying notes. The combination is recorded as a purchase of Platinum of Illinois, Inc. by VCG Holding Corp.

On June 30, 2002, the Company acquired all of the assets and liabilities of Indy of Colorado Ltd., an Indiana Limited Partnership. The acquisition of Indy of Colorado Ltd. was accounted for by the purchase method of accounting; therefore the operations of Indy of Colorado Ltd. were included in the consolidated statements of operations since the date of acquisition as Indy Restaurant Concepts, Inc. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was 1,590,000 shares of Company common stock valued at their fair market value of $1,590,000. The following unaudited pro forma combined income statements assume the purchase occurred on January 31, 2001, using the assumptions described in the accompanying notes. The combination is recorded as a purchase of Indy of Colorado, Ltd. by VCG Holding Corp.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2002 and 2001

12)	Unaudited Pro Forma Combined Information (Continued)

On June 30, 2002, the Company acquired all of the outstanding capital stock of Tennessee Restaurant Concepts, Inc., (“TRC”) a Tennessee corporation. The acquisition of TRC was accounted for as an acquisition of companies under common control; therefore the operations of TRC were included in the consolidated statements of operations for the entire year ended December 31, 2002. Consideration for the acquisition was 604,800 shares of Company common stock valued at their fair market value of $604,800. The following unaudited pro forma combined income statements assume the merger occurred on January 31, 2001, using the assumptions described in the accompanying notes.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented and do not purport to be indicative of the results that would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

	2002	2001
Total Revenue	$5,776,175	$5,337,094

Net Income	$529,637	$610,717

Net Income per share	$.10	$.15

Weighted Average Shares	5,549,589	4,140,000

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 26, 2002, Schumacher & Associates, Inc. was dismissed as the independent accountants for the Company. Schumacher & Associates, Inc. was appointed as the Company’s independent accountants in 1998.

On November 26, 2002, the Company engaged Causey Demgen & Moore, Inc. as independent accountants for the Company.

Neither of the principal accountants’ reports on the Company’s financial statements for the two years ended December 31, 2002 contained an adverse opinion or disclaimer of opinion, and neither was modified as to uncertainty, audit scope nor accounting principles. The decision to change accountants was approved by the Company’s Board of Directors and audit committee. There were no disagreements with Schumacher, resolved or unresolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Schumacher’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report. During the Company’s two most recent fiscal years and subsequent interim period, the Company did not consult Causey Demgen & Moore, Inc. regarding: (i) the application of accounting principles to a specific or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; (ii) any matter that was the subject of a disagreement with or advice from Schumacher.

PART III

Item 9.    Directors and Executive Officers of the Registrant

The following table sets forth certain information about our directors and executive officers as of December 31, 2002.

Name	Age	Position
Troy H. Lowrie	37	Chairman of the Board and Chief Executive Officer

Micheal L. Ocello	43	Director and President

Donald W. Prosser	51	Director, Chief Financial and Accounting Officer

Mary E. Bowles-Cook	49	Secretary and Treasurer

Robert J. McGraw, Jr.	48	Director

Rand E. Kruger	52	Director

Allan S. Rubin	36	Director

Arthur M. Schwartz	75	Director

Our directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Our officers serve at the pleasure of the Board of Directors. Messrs. McGraw, Kruger, Rubin and Schwartz are independent directors.

The following sets forth biographical information concerning our directors and executive officers for at least the past five years. Our executive officers are not full-time employees.

Troy H. Lowrie has been Chairman of the Board of the Directors of VCG since April 2002 and was appointed Chief Executive Officer in November 2002. Mr. Lowrie has been President of Lowrie Management, LLLP, a Colorado limited liability limited partnership, which owns and operates adult entertainment nightclubs, since 1996. Mr. Lowrie has been an owner and President of International Entertainment Consultants, Inc. since 1982. IEC, a company engaged in the business of managing adult entertainment nightclubs. Over his career, Mr. Lowrie has by ownership or management been affiliated with eighteen adult entertainment nightclubs including all PT’s® Showclubs; Diamond Cabaret, St. Louis; Gold Club, and Shotgun Willies, Denver; The Platinum Club, St. Louis; and Olympic Gardens, Las Vegas. From 1992 to 1996, Mr. Lowrie was president of Western Country Clubs, Inc. a public company specializing in large country western bars with live music and operated as “A Little Bit of Texas.” From 1996 to 1998, Mr. Lowrie was president of New Millenium Media, Inc. a public company which sells rotating print advertising equipment and full movement video billboards. Mr. Lowrie received a Masters degree in finance and securities from the University of Denver in 1988 and a Bachelor’s degree in general business from Fort Lewis College in 1986.

Micheal L. Ocello has been a director and President of VCG since April 2002. Mr. Ocello has been President of Unique Entertainment Consultants, Inc., of St. Louis, Missouri, a management company that specializes in the management of nightclubs, since 1995. Mr. Ocello has been affiliated with International Entertainment Consultants, Inc. since 1982. He is currently National Director of Operations. Over his career, Mr. Ocello has by ownership or management been affiliated with eighteen adult entertainment nightclubs including all PT’s® Showclubs; Diamond Cabaret, St. Louis; Gold Club, and Shotgun Willies, Denver; The Platinum Club, St. Louis; and Olympic Gardens, Las Vegas. He is President of the Association of Club Executives (ACE national), President of the Illinois Club Owners Association and a Board member of the Indiana Nightclub Association. Mr. Ocello attended the United States Military Academy West Point from 1979 to 1981 and the University of Missouri, Kansas City from 1977 to 1978.

Donald W. Prosser, CPA has been a director and Chief Financial and Accounting Officer of VCG since November 2002. Mr. Prosser’s firm performs accounting services for VCG and serves as outside accountant for affiliated entities of Mr. Lowrie, including International Entertainment Consultants, Inc. Mr. Prosser has been a certified public accountant since 1975 and is licensed in the state of Colorado. Mr. Prosser was Senior Manager of two national certified public accounting firms, Fox and Company (1975-83) and Pannell Kerr Forester (1984-91) Mr. Prosser also was the managing director of an American Express Tax and Business Services unit in the Colorado region (1992-96). In addition to the accounting business Mr. Prosser was owner and operator of an adult entertainment nightclub (Mile High Saloon) in Denver, Colorado from 1994 until 1999. He also started as a part-time consultant and later became Chief Financial Officer and a director of three public companies: Chartwell International, Inc. (1997-99), a company in the business of publishing high school athletic information and recruiting services; Anything Internet Corporation (1999-2000), a company in the business of selling computer equipment and internet services; and NetCommerce, Inc. (2001-2002), a company in the business of selling of internet services. Mr. Prosser attended the University of Colorado from 1970 to 1971 and Western State College of Colorado from 1972 to 1975, where he earned a Bachelor’s degree in both accounting and history (1973) and a Masters degree in accounting – income taxation (1975).

Mary E. Bowles-Cook has been Secretary and Treasurer of VCG since April 2002. Ms. Bowles-Cook was office manager of Titello & Associates, Inc., a bookkeeping firm in Denver, Colorado, from 1985 to September 2002. Ms. Bowles worked for International Entertainment Consultants, Inc. from 1981 to 1985 in administration, continues to serve as the Secretary-Treasurer of that company, and has been the office manager since October 2002. From 1993 to 1996, Ms. Bowles was Secretary-Treasurer of Western Country Clubs, Inc., a public company where she was responsible for administration. She received a Business Administration and Management Degree from Regis University in 1999 and an Associate Degree in Business Administration from Arapahoe Community College in 1996.

Robert J. McGraw, Jr., CPA has been a director of VCG since November 2002. A certified public accountant since 1982, Mr. McGraw is president of McGraw and McGraw CPA PC of Westminster, Colorado. Mr. McGraw’s firm specializes in accounting and bookkeeping for restaurants, lounges and small businesses. The practice consists of income tax preparation, financial statement preparation, bookkeeping and small business consulting. Mr. McGraw will serve as the chairman of the audit committee and serve as a member of the compensation committee of the Board of Directors. Mr. McGraw has a Bachelor’s degree from Western State College of Colorado (1977). Mr. McGraw is currently licensed in the state of Colorado and is a member of the American Institute of Certified Public Accountants and Colorado Society of Certified Public Accountants. Mr. McGraw serves on the audit committee and will serve on the compensation committee of the Board of Directors.

Rand E. Kruger has been a director of VCG since November 2002. Mr. Kruger is founding and managing partner of the law firm, Kruger, Schwartz & Morreau in Louisville, Kentucky, established in 1989. Primary areas of practice include commercial real estate and business transactions. He represents many nightclubs, restaurants and fine dining establishments, particularly with respect to licensing and related administrative law issues. Mr. Kruger will serve on the Audit Committee and Compensation Committee for the Board of Directors. Mr. Kruger has a Bachelor’s degree from George Washington University (1972) and his J.D. from University of Louisville (1975). Mr. Kruger serves on the audit committee and will serve on the compensation and nominating committees of the Board of Directors.

Allan S. Rubin has been a director of VCG since November 2002. Mr. Rubin’s practice is primarily devoted to the representation of matters involving free speech, constitutional law, and complex corporate litigation, both civil and criminal. Among his clients are adult entertainment businesses. Mr. Rubin also serves as General Counsel to the Association of Club Executives of Michigan and has been a speaker at a number of Trade Association Meetings regarding matters relating to the First Amendment. Mr. Rubin received his B.A. in Criminal Justice in 1988 from Michigan State University and graduated Cum Laude from the Thomas M. Cooley Law School in Lansing, Michigan in 1990. Mr. Rubin is a member of the First Amendment Lawyers Association. Mr. Rubin serves on the audit committee and will serve on the nominating committee of the Board of Directors.

Arthur M. Schwartz has been a director of VCG since November 2002. Mr. Schwartz is a member of the law firm of Schwartz, Goldberg P.C. Mr. Schwartz concentrates his legal practice in the areas of constitutional law, criminal defense and civil rights litigation, specializing in matters involving the First Amendment. Mr. Schwartz has successfully challenged the constitutionality of zoning and licensing ordinances, and regulations affecting adult oriented businesses both locally and nationwide. Mr. Schwartz has also acted as lead defense counsel in numerous state and federal obscenity cases prosecuted throughout the United States. He has participated as defense counsel in many of the leading obscenity prosecutions brought by the United States Justice Department. He has also been instrumental in having approximately thirty statutes or ordinances declared unconstitutional. Mr. Schwartz received his Bachelor’s degree (1947) and his law degree from the University of Denver (1950). He is a past President and Chairman Emeritus of the First Amendment Lawyers Association. Mr. Schwartz will serve on the compensation and nominating committees of the Board of Directors.

Committees

The members Company’s audit committee, compensation committee and nominating committee were appointed in November 2002. The nominating and compensation committees will begin service on May 13, 2003.

The audit committee consists of the following independent directors of VCG: Robert J. McGraw, Jr., Rand E. Kruger and Allan S. Rubin. Mr. McGraw is our “audit committee financial expert” as defined under applicable Securities and Exchange Commission (“SEC”) rules. The audit committee’s primary responsibilities are to: monitor VCG’s financial reporting process and internal control system; monitor the audit processes of VCG’s independent auditors, and internal financial management; and provide an open avenue of communication among VCG’s independent auditors, financial and senior management, and the Board. The committee reviews its charter annually and updates it as appropriate. The committee also recommends to the Board whether or not the year-end audited financial statements should be included in VCG’s annual report for filing with the SEC.

The compensation committee consists of the following independent directors of VCG: Robert J. McGraw, Jr., Rand E. Kruger and Arthur M. Schwartz. The compensation committee administers VCG’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession.

The nominating committee consists of the following independent directors of VCG: Rand E. Kruger, Allan S. Rubin and Arthur M. Schwartz. The Nominating Committee identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The committee annually assesses and reports to the Board on Board and Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on Directors’ compensation and benefits.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires VCG’s Directors, certain officers and persons who own more than ten percent of the outstanding common stock of VCG, to file with the SEC reports of changes in ownership of the common stock of VCG held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish VCG with copies of all forms they file under this regulation. To VCG’s knowledge, based solely on a review of the copies of such reports furnished to VCG and representations that no other reports were required, all Section 16(a) filing requirements applicable to all of its officers and directors were complied with on a timely basis.

Code of Ethics

VCG has adopted a code of ethics that applies to VCG’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

VCG’s code of ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that VCG files with, or submits to, the SEC and in other public communications made by VCG;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the ethics code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the ethics code.

Item 10.    Executive compensation

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/SARs (#)	LTIP Payouts	All Other Compensation ($)
Troy H. Lowrie, CEO	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Micheal L. Ocello, President	2002	$12,000	-0-	-0-	-0-	-0-	-0-	-0-

Donald W. Prosser, CFO	2002	$12,500	$700	-0-	-0-	-0-	-0-	-0-

A. Thomas Tenenbaum, President*	2002 2001 2000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

*	Mr. Tenenbaum resigned as President in April 2002.

No compensation was awarded to, earned by or paid to our executive officers during the fiscal years ended December 31, 2000 and 2001. For his services as our President, Mr. Ocello receives an annual salary of $24,000. This salary commenced May 1, 2002. For his services as Chief Financial Officer, Mr. Prosser receives compensation of $75,000 per year. This compensation commenced on November 1, 2002. No other compensation has been awarded to, earned by or paid to any other executive officer.

We have contracted with International Entertainment Consultants, Inc. (“IEC”) to operate our nightclubs. Each of our nightclubs pays its proportionate share of IEC’s general operating and administrative expenses for all of the nightclubs managed by IEC. These include IEC’s expenses for 21 management personnel and Mr. Ocello who manages these employees in his capacity as National Director of Operations for IEC. IEC paid $120,300 in 2002 and $96,300 in 2001 to Unique Entertainment Consultants, Inc. (“UEC”) for Mr. Ocello’s services relating to all clubs under IEC Management, including VCG’s clubs. UEC will continue to be paid by IEC for Mr. Ocello’s services. Mr. Ocello is a principal of UEC. Mr. Prosser serves as Chief Financial Officer for VCG. VCG pays Donald W. Prosser, P.C. (“DWP”) for his services. Mr. Prosser is a principal of DWP. Mr. Prosser also has duties as Chief Financial Officer of IEC which are not related to his duties with VCG. For these services DWP received $25,000 for 2002 and $ 0 for 2001 from IEC. Mr. Lowrie received compensation from IEC of $142,520 in 2002 and $301,560 in 2001, attributable to the management of the clubs prior to their acquisition by VCG. Mr. Lowrie ceased being compensated for club management after VCG acquired the clubs.

Because our day-to-day operations are managed by IEC, our executive officers devote as much time as is necessary, but less than their full-time, to VCG’s business. Mr. Lowrie, our Chairman of the Board and Chief Executive Officer, Mr. Ocello, a director and our President, and Ms. Bowles Cook, our Secretary and Treasurer, each devotes approximately 15 hours per week to VCG’s business. Mr. Prosser, a director and our Chief Financial Officer, commits approximately 40 hours per week to VCG’s business.

Compensation of Directors

We currently do not pay cash compensation to our directors. Our directors are reimbursed for expenses they incur in attending meetings of the Board. No directors have received stock options or stock bonuses to date. It is anticipated that the directors will be compensated. The compensation committee will recommend the amount and terms of compensation.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We currently do not have any employment contracts or termination of employment and change-in-control arrangements.

Equity Compensation Plan Information

Equity compensation plan information is set forth in Item 5, above.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 13, 2003, the ownership of our common stock based upon 6,280,000 shares of common stock outstanding, by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) all persons we know to be the owner of 5% or more of our common stock.

Name and Address	Position	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock

Troy H. Lowrie 1601 W. Evans, Suite 200 Denver, CO 80223	Chairman of the Board And Chief Executive Officer	3,631,350	(2)	57.82%

Micheal L. Ocello 1601 W. Evans, Suite 200 Denver, CO 80223	Director and President	164,000	(3)	2.61%

Mary E. Bowles-Cook 1601 W. Evans, Suite 200 Denver, CO 80223	Secretary and Treasurer	7,700		0.12%

Donald W. Prosser 1601 W. Evans, Suite 200 Denver, CO 80223	Director and Chief Financial and Accounting Officer	110,600		1.76%

Robert J. McGraw, Jr. 1601 W. Evans, Suite 200 Denver, CO 80223	Director	6,000		0.10%

Rand E. Kruger 1601 W. Evans, Suite 200 Denver, CO 80223	Director	0		0.00%

Allan S. Rubin 1601 W. Evans, Suite 200 Denver, CO 80223	Director	0		0.00%

Arthur M. Schwartz 1601 W. Evans, Suite 200 Denver, CO 80223	Directors	0		0.00%

All Executive Officers and Directors as a group (Eight persons)		3,919,650		62.41%

Lowrie Management, LLLP 1601 W. Evans, Suite 200 Denver, CO 80223	None	3,204,453	(4)	51.03%

IS Investments, Inc. 1405 Nickell Street Sauget, IL 62206	None	339,000		5.40%

A. Thomas Tenenbaum 6400 S. Fiddler’s Green Circle Suite 2025 Englewood, CO 80111	Director and President until April 2002	-0-	0.0%

Albert Brenman 4400 E. Oxford Englewood, CO 80110	Director and Vice President until April 2002	74,922	0.12%

(1)	Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares and, under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2)	Includes 3,204,453 shares owned by Lowrie Management, LLLP, 426,897 shares owned by Mr. Lowrie who controls Lowrie Management, LLLP. Does not include up to 1,400,000 shares which may be issued to Lowrie Management upon conversion of a Convertible Promissory Note, which Note is not convertible within 60 days of the date of this annual report.
(3)	Includes 124,000 shares of common stock owned by LTD Investment Group, LLC, of which Mr. Ocello is the Managing Member.
(4)	Does not include up to 1,400,000 shares which may be issued to Lowrie Management upon conversion of a Convertible Promissory Note, which Note is not convertible within 60 days of the date of this annual report.

Item 12.    Certain Relationships and Related Transactions

VCG did not have independent directors prior to July 2002. Accordingly, the material related party transactions which occurred during the period of May through July 2002 were not reviewed by independent directors for fairness. We believe that the transaction terms to be at least as favorable as obtainable from third parties. There are now a majority of independent directors serving on our Board. All material related party transactions after July 2002 have been ratified by the independent directors. The independent directors will review future material related party transactions for fairness and have access, at our expense, to our legal counsel or to independent legal counsel. Our former officers and directors, Albert Brenman and A. Thomas Tenenbaum, participated in our formation and may, therefore, be deemed our promoters. We did not acquire any assets from either of them.

Acquisition of Nightclubs

In June 2002, VCG formed a wholly-owned subsidiary, Indy Restaurant Concepts, Inc., an Indiana corporation, which acquired the assets and liabilities of PT’s® Show Club in Indianapolis, Indiana (the “Indianapolis Club”), for 1,590,000 shares of VCG’s common stock valued at $1.00 per share. Affiliates of Mr. Lowrie, our Chairman of the Board, owned one-third of the Indianapolis Club. Based on an independent valuation study that was performed for VCG, VCG believes the transaction was fair and reasonable.

In June 2002, VCG acquired all of the common stock of Tennessee Restaurant Concepts, Inc., a Tennessee corporation which owns PT’s® Showclub in Memphis, Tennessee (the “Memphis Club”), from Mr. Lowrie and an affiliate of Mr. Lowrie for 604,800 shares of VCG’s common stock valued at $1.00 per share. The seller acquired the Memphis Club in October 2000 for $1.5 million cash. Prior to the acquisition, an independent valuation was performed by

Fairfield Management Company LLC to determine the fairness of the price. Based on comparisons with similar clubs, it was determined that the carrying value of goodwill was overvalued by $594,782. Accordingly, the purchase price of the Memphis Club took this factor into account. The seller took a charge for impaired asset before the merger and VCG purchased the shares at book value. We believe the price we paid to be fair and reasonable.

In June 2002, VCG RE acquired the 14,000 square foot building in which the Memphis Club is located, from Tennessee Restaurant Concepts II, Ltd., a limited partnership in which affiliates owned a 30.33 % interest. The remaining 69.67% interest was owned by non-affiliates of VCG. The purchase price consisted of the assumption of the $1,640,000 mortgage on the property and 195,200 shares of VCG’s common stock valued at $1.00 per share. The partnership was dissolved in September 2002. The shares were delivered to the partners: Lowrie Management LLLP (controlled by Troy Lowrie); LTD Investments, LLC (controlled by Michael Ocello); IS Investments, Inc. (controlled by Jay Dinkelman, unaffiliated); Johan A. Van Baal, IRA; and Martin F. Egan. The former partners own the shares in their individual capacities and they are among the selling security holders in this offering. VCG believes the acquisition to be fair and reasonable as the building was purchased approximately two years previously for $40,000 cash plus assumption of $1,820,000 mortgage debt.

In July 2002, VCG RE purchased the building and land on which the Indianapolis Club is located from a third party, Havair Realty whose control person is Ms. Janie Goldberg. The Purchase Agreement for the building and land was originally between the seller and Lowrie Management and was subsequently assigned to VCG RE. The purchase price of $2,550,000 was paid in $1,550,000 cash and a $1,000,000 line of credit secured by a deed of trust. The cash portion of the purchase price was paid from VCG’s cash flow and from drawing down the entire $1,400,000 long-term credit facility provided by Lowrie Management.

VCG may acquire other nightclubs currently affiliated with our management upon the review and approval of a majority of independent directors. All future related party acquisitions will be made or entered into on terms not less favorable than can be obtained from third parties.

Management of VCG is required to present to VCG all nightclub acquisition opportunities of which management is or becomes aware and VCG has rights of priority to any such opportunity.

Personal Guarantees

As part of the purchase of The Platinum Club from a third party, VCG acquired a five-year lease on the 9,000 square foot building and land on which The Platinum Club is located for base rent of $900,000, which is to be paid in monthly installments of $15,000. At the end of the five-year term, VCG has the option to pay $900,000 as a final installment on the purchase of the building and land. VCG has elected to capitalize this lease under FASB 13. The value of the building and land under the lease is $1,421,628. Mr. Lowrie has personally guaranteed the lease.

In May 2003, VCG will complete a refinancing of the properties on which the Indianapolis and Memphis Clubs are located. In connection with the refinancing, VCG will repay the $1,000,000 line of credit secured by a deed of trust on the Indianapolis property and the balance of the $1,640,000 mortgage, less an $80,000 prepayment discount on the Memphis property. There will be a $1,500,000 mortgage on the Indianapolis property and a $1,000,000 mortgage on the Memphis property. These mortgages will have a 10 year amortization with a 6% per annum interest rate secured by the property and the personal guarantee of Mr. Lowrie. The $1,000,000 line of credit will still be available to VCG.

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility which expires in March 2004 and bears interest at 6.5% per annum. Mr. Lowrie has personally guaranteed the line of credit.

Management Contract

In May 2002, we contracted with International Entertainment Consultants, Inc. (“IEC”), a company affiliated with Mr. Lowrie and Michael Ocello, our President, under which IEC is providing us management services at IEC’s cost. The contract is for a one-year initial term and automatically extended for subsequent one-year terms absent cancellation by either party. After July 1, 2002, no management fees will be paid until the fairness of any fees is reviewed by our compensation committee and approved by a majority of independent directors. We believe the IEC management contract to be fair and reasonable. The Indianapolis Club paid IEC management fees of $165,956 and $515,236 for the fiscal years ended December 31, 2000 and 2001, respectively, and $214,000 for the six months ended June 30, 2002, on which date VCG acquired the Indianapolis Club. These fees paid to IEC were paid to Lowrie Management LLLP (affiliate of Troy Lowrie), Unique Entertainment Corp. (affiliate of Micheal Ocello), and unrelated third parties. The East St. Louis club was previously owned by a non-affiliated third party and paid management fees to others.

Credit Facility

In June 2002, Lowrie Management, LLLP, a company affiliated with Mr. Lowrie, provided a $1,400,000 long-term revolving credit facility which expires in July 2007 and bears interest at 9% per annum. This credit facility was fully drawn to partially fund the purchase of the building and land on which the Indianapolis Club is located. At December 31, 2002, VCG had re-paid $80,000 together with interest. In March 2003, VCG drew down the available $80,000 under the credit facility in connection with the acquisition of the Phoenix, Arizona property. Any amounts drawn down and re-paid are available to VCG under the credit facility. VCG has no obligation to pay all or any part of this debt before July 2007. Debt under the credit facility is convertible at any time after June 30, 2003, at the election of the lender, into shares of VCG’s common stock at $1.00 per share. VCG believes the credit facility to be fair and reasonable as it is on at least as favorable terms as would be available from a third party.

VCG’s Offices

VCG maintains its offices at 1601 W. Evans, Suite 200, Denver, Colorado 80223 at the facilities of IEC for which it pays its pro rata share of rent based on all clubs managed by IEC. IEC is currently paying monthly rent of approximately $3,000. VCG believes this arrangement to be fair and reasonable.

Trademarks

The PT’s® name and logo are trademarks registered with the United States Patent and Trademark Office. We have been granted a license to use the trademarks by Lowrie Management, LLLP, an affiliate of VCG. There is currently no fee for the license. Any future fee will be reviewed for fairness by, and be subject to the approval of, a majority of independent directors. Until then, and as is currently the case, any such fee will be at a price the fairness of which will be established by an independent valuation.

Legal Fees

From January 1998 through December 31, 2001, VCG incurred legal fees of $6,036 in connection with general corporate matters to a law firm in which two former officers and directors of VCG, Albert Brenman and A. Thomas Tenenbaum, were members. The law firm’s representation was terminated on December 15, 2001. VCG had previously considered issuing 300,000 shares of common stock to the firm for legal fees incurred and to be incurred by VCG. The shares were not issued or delivered to the law firm because VCG would no longer incur fees to the firm. A certificate for 300,000 shares of common stock was wrongfully taken from VCG’s records by another member of VCG’s former law firm. That member offered to return the certificate upon VCG paying claimed legal fees totaling $17,074. VCG disputes this amount. A stop transfer order has been placed against the certificate, and the certificate is to be cancelled upon its surrender.

Item 13.    Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

4.1	Specimen copy of certificate for common stock $.0001 par value*

4.2	Specimen copy of certificate for preferred stock $.0001 par value*

4.3	Stock Option and Stock Bonus Plan*
10.1

Stock Purchase/Sale Agreement, dated March 27, 2002, between VCG and Shelia Lichty and Linda Sonnenschein (agreement by which VCG acquired all of the outstanding capital stock of Platinum of Illinois, Inc., an Illinois corporation)*

10.2

Lease Agreement for 213-215 Madison, Brooklyn, Illinois, dated May 1, 2002, between VCG and RELMSS Service, Inc. (agreement by which VCG acquired the lease on the building and land for the nightclub owned by Platinum of Illinois, Inc., an Illinois corporation)*

10.3	Purchase Agreement between Lowrie Management, LLLP and Havair Realty (agreement whereby Lowrie Management acquired the building and land for the nightclub in Indianapolis, Indiana)*

10.4

Letter from Lowrie Management, LLLP to Havair Realty LLP, dated May 13, 2002 (letter agreement whereby Lowrie Management assigned the Purchase Agreement for the building and land for the nightclub in Indianapolis, Indiana to VCG)*

10.5

Stock Purchase Agreement, dated June 30, 2002, between VCG, Tennessee Restaurant Concepts, Inc., Lowrie Management, LLLP and Troy H. Lowrie (agreement whereby VCG acquired all of the outstanding capital stock of Tennessee Restaurant Concepts, Inc., a Tennessee corporation)*

10.6

Contract to Buy and Sell Real Estate, dated June 30, 2002, between VCG and Tennessee Restaurant Concepts II, LP (agreement whereby VCG acquired the building for the nightclub owned by Tennessee Restaurant Concepts, Inc., a Tennessee corporation)*

10.7	Trademark License Agreement, dated June 30, 2002, between VCG and Lowrie Management, LLLP*

10.8	Line of Credit and Security Agreement, dated June 30, 2002, between VCG and Lowrie Management, LLLP*

10.9	Management Contract, dated July 1, 2002, between VCG and International Entertainment Consultant, Inc.*

10.10	Plan of Reorganization Pursuant to IRC §351, dated August 14, 2002, between VCG and Indy of Colorado, Ltd.*

10.11	Line of Credit and Security Agreement, dated March 7, 2003, between VCG and Red Rock Investments Co.**

10.12

Agreement to Purchase/Sell Real Estate, dated March 5, 2003, between VCG Real Estate Holdings, Inc. and Sacred Grounds Resources, L.L.C. (agreement whereby VCG Real Estate Holdings, Inc. acquired the building and land for a nightclub in Phoenix, Arizona**

16.1	Letter regarding change in certifying accountant**

21.1	Subsidiaries*

99.1	Certification of Chief Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002

99.3	Code of Ethics

*	Incorporated by reference from VCG’s Registration Statement on Form SB-2 (333-99379) filed on September 10, 2002.

**	Incorporated by reference from Amendment No. 2 to VCG’s Registration Statement on Form SB-2 (333-99379) filed on April 21, 2003.

Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

Item 14.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

VCG maintains controls and procedures designed to ensure that information required to be disclosed in the reports that VCG files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers concluded that VCG’s disclosure controls and procedures were adequate.

(b)	Changes in internal controls

VCG made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.

By:	/s/ TROY H. LOWRIE

Troy H. Lowrie, Director and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ TROY H. LOWRIE Troy H. Lowrie	Chairman of the Board and Chief Executive Officer	May 19, 2003

/s/ MICHAEL L. OCELLO Michael L. Ocello	Director and President	May 19, 2003

/s/ DONALD W. PROSSER Donald W. Prosser	Director and Chief Financial and Accounting Officer	May 19, 2003

/s/ ROBERT J. MCGRAW, JR. Robert J. McGraw, Jr.	Director	May 19, 2003

/s/ ALLEN S. RUBIN Allen S. Rubin	Director	May 19, 2003

/s/ RAND E. KRUGER Rand E. Kruger	Director	May 19, 2003

/s/ ARTHUR M. SCHWARTZ Arthur Schwartz	Director	May 19, 2003

CERTIFICATION

I, Troy H. Lowrie, certify, that:

1.    I have reviewed this annual report on Form 10-KSB of VCG Holding Corp.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)    all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

/s/ TROY H. LOWRIE
Troy H. Lowrie, Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Donald W. Prosser, certify, that:

1.    I have reviewed this annual report on Form 10-KSB of VCG Holding Corp.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a)    all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

/s/ DONALD W. PROSSER
Donald W. Prosser, Director and Chief Financial and Accounting Officer