Form 10QSB
period 2003-03-31
VCG HOLDING CORP
filed 2003-05-27
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2003

Commission file number: 000-50291

VCG HOLDING CORP.

(Name of small business issuer in its charter)

Colorado	84-1157022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 W. Evans, Suite 200, Denver, Colorado 80223

(Address of principal executive offices, including zip code)

(303) 934-2424

(Issuer’s telephone number)

Applicable only to issuers involved in bankruptcy proceedings during the past five years:

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☐

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 19, 2003, there were 6,280,000 shares of the issuer’s common stock, $.0001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	March 31 2003	December 31 2002
Assets
Current Assets
Cash & cash equivalents	$215,790	$156,514
Other receivables	48,816	2,150
Inventories	21,840	23,574
Prepaid expenses	10,227	16,602

Total Current Assets	296,673	198,840

Equipment and Leasehold Improvements
Land	531,225	530,340
Buildings	5,278,240	5,278,240
Equipment	157,834	155,173
Furniture & fixtures	134,147	131,478
Signs	18,431	18,431
Leasehold improvements	305,752	295,239
Less accumulated depreciation	(243,369)	(191,745)

Net equipment and leasehold improvements	6,182,260	6,217,156

Other Assets
Deposits	313,183	13,183
Loan fees, net	130,750	13,500
Goodwill	3,809,380	3,809,380
Plans and drawings	100,025	55,431
Deferred offering costs	133,302	103,821

Total Other Assets	4,486,640	3,995,315

Total Assets	$10,965,573	$10,411,311

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$68,877	$92,696
Accrued expenses	125,433	104,879
Income taxes payable	86,738	84,126
Current portion of capitalized lease	96,321	94,773
Current portion of long-term debt	1,579,162	1,608,747

Total current liabilities	1,956,531	1,985,221

Long-term Debt
Capitalized lease	1,234,674	1,259,342
Due to related parties	1,616,825	1,320,000
Long-term debt	952,305	959,753

Total long-term debt	3,803,804	3,539,095

Stockholders’ Equity
Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	628	624
Common stock $.0001 par value; 50,000,000 shares authorized; 6,280,000 (2003) and 6,240,000 (2002) shares issued and Outstanding	4,621,008	4,501,012
Paid-in capital
Retained earnings	583,602	385,359

Total stockholders’ equity	5,205,238	4,886,995

Total Liabilities and Stockholders’ Equity	$10,965,573	$10,411,311

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

For the three months ended,

Unaudited

	March 31,
	2003	2002
Revenues
Sales of alcoholic beverages	$662,235	$190,679
Sales of food and merchandise	51,668	16,234
Service revenue	342,602	97,251
Other	216,681	18,863

Total revenue	1,273,186	323,027

Operating Expenses
Cost of goods sold	151,103	49,550
Salaries and wages	286,098	91,117
Management fee	—	—
Other general and administrative
Taxes and permits	34,348	12,939
Charge card and bank fees	17,233	1,898
Rent	6,311	45,000
Legal and professional	80,481	3,705
Advertising and marketing	60,940	29,671
Other	248,531	41,572
Write-down goodwill to market	—	594,782
Depreciation & amortization	54,374	12,288

Total operating expenses	939,419	882,522

Income (loss) from operations	333,767	(559,495)

Other income (expenses)
Interest expense	(82,413)	—
Interest income	—	22

Total Other Income (Expenses)	(82,413)	22

Net income (loss) before income taxes	251,354	(559,473)

Federal income tax expense	43,607	—
State income tax expense	9,504	—

Total income taxes	53,111	—

Net income (loss)	$198,243	$(559,473)

Basic income (loss) per common share	$0.03	$(0.32)

Weighted average shares outstanding	6,250,667	1,750,000

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Statement of Stockholders’ Equity

For the three months ended March 31, 2003

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2002	6,240,000	$624	$4,501,012	$385,359	$4,886,995
Issuance of common stock in connection with the receipt of a line of credit	40,000	4	119,996	—	120,000
Net income for three months ended March 31, 2003	—	—	—	198,243	198,243

Balances, March 31, 2003	6,280,000	$628	$4,621,008	$583,602	$5,205,238

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the three months ended,

Unaudited

	March 31,
	2003	2002
Net income (loss)	$198,243	$(559,473)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	54,374	12,288
Write-down of goodwill to market	—	594,782
(Increase) decrease in other receivables	(46,666)	(300)
(Increase) decrease in inventory	1,734	(833)
(Increase) decrease in prepaid expenses	6,375	—
Increase (decrease) in trade accounts payable	(23,819)	(5,154)
Increase (decrease) in income taxes payable	2,612	—
Increase (decrease) in accrued expenses	20,554	(2,383)

Net cash provided by operating activities	213,407	38,927

Investing Activities
Purchases of equipment and leasehold improvements	(16,728)	—
Deposits	(300,000)	—
Investment in plans and drawings	(44,594)	—

Net cash used by investing activities	(361,322)	—

Financing Activities
Deferred offering costs	(29,481)	—
Payment on capitalized lease	(23,120)	—
Proceeds from mortgage payable	—	—
Payments on mortgage payable	(37,033)	—
Loan from related party	296,825	—
Related party payments	—	(39,179)

Net cash provided by (used in) financing activities	207,191	(39,179)

Net increase (decrease) in cash	59,276	(252)

Cash beginning of year	156,514	38,268

Cash end of year	$215,790	$38,016

Interest Paid	$61,556	$—

Income Taxes Paid	$50,056	$—

Supplemental disclosure of non-cash investing and financing activities:

During 2002, the Company acquired the stock of Platinum and the assets of Indy for the Company’s common stock. The Company also entered into a capital lease for a building recorded at $1,421,628

During 2003, the Company paid $120,000 for a loan fee in Common Stock

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

For the three months ended, March 31, 2003

Unaudited

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

2) Summary of Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2002 and March 31, 2003, and the results of operations and cash flows for the periods ended March 31, 2002 and 2003.

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

Net Income Per Common Share

Net Income per share is computed by dividing net income by the weighted average number of shares outstanding during the years, after giving retroactive effect to the reorganization transaction, the reverse split of shares and the combination and acquisitions as explained in Note 1.

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

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the three months ended, March 31, 2003

Unaudited

2) Summary of Accounting Policies (Continued)

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

3) Income Taxes

The provisions for income taxes from continuing operations consists of the following components:

Current tax expense	$54,636
Other credits	(1,525)

$53,111

4) Due to Related Parties

In June 2002, Lowrie Management, LLLP, a company affiliated with Mr. Lowrie, provided a $1,400,000 long-term credit facility which expires in July 2007 and bears interest at 9% per annum. Debt under the credit facility is convertible at any time after June 30, 2003, at the election of the lender, into shares of the Company’s common stock at $1.00 per share. This credit facility was fully drawn to partially fund the purchase of real estate in Indianapolis, Illinois. The Company believes the credit facility to be fair and reasonable as it is on at least as favorable terms as would be available from a third party. The outstanding balance was $1,320,000 as March 31, 2003.

In March 2003, Lowrie Management, LLLP, a company affiliated with Mr. Lowrie, advanced $296,825. This advance was for costs related to the purchase of the property in Phoenix, AZ. The Company is not paying interest and plans to repay the money in the short term.

5) Credit Facility

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility that expires in March 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 40,000 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had not drawn on the line of credit by March 31, 2003.

6) Subsequent Events

In April 2003, VCG RE purchased a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate additional club. The purchase price of $3,800,000 was paid in $1,400,000 cash and a $2,400,000 mortgage on the property. The cash portion of the purchase price was paid from: (a) VCG’s cash flow; (b) drawing down the available $80,000 credit on the long-term credit facility; and (c) drawing down the entire $1,200,000 short-term credit facility.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the three months ended, March 31, 2003

Unaudited

8) Unaudited Pro Forma Combined Information

On April 30, 2002, the Company acquired all of the outstanding capital stock of Platinum of Illinois, Inc., an Illinois corporation (“Platinum”), for $2,000,000 cash. The acquisition of Platinum was accounted for by the purchase method of accounting. The operations of the subsidiary were included in the consolidated for the period beginning April 30, 2002. The following unudited pro forma combined income statements assume the purchase occurred on January 1, 2002, using the assumptions described in the accompanying notes. The combination is recorded as a purchase of Platinum of Illinois, Inc. by VCG Holding Corp.

On June 30, 2002, the Company acquired all of the assets and liabilities of Indy of Colorado Ltd., an Indiana Limited Partnership. The acquisition of Indy of Colorado Ltd. was accounted for by the purchase method of accounting; therefore the operations of Indy of Colorado Ltd. were included in the consolidated statements of operations since the date of acquisition as Indy Restaurant Concepts, Inc. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was 1,590,000 shares of Company common stock valued at their fair market value of $1,590,000. The following unaudited pro forma combined income statements assume the purchase occurred on January 1, 2002, using the assumptions described in the accompanying notes. The combination is recorded as a purchase of Indy of Colorado, Ltd. by VCG Holding Corp.

On June 30, 2002, the Company acquired all of the outstanding capital stock of Tennessee Restaurant Concepts, Inc., (“TRC”) a Tennessee corporation. The acquisition of TRC was accounted for as an acquisition of companies under common control; therefore the operations of TRC were included in the consolidated statements of operations for the entire year ended December 31, 2002. Consideration for the acquisition was 604,800 shares of Company common stock valued at their fair market value of $604,800. The following unaudited pro forma combined income statements assume the merger occurred on January 1, 2002, using the assumptions described in the accompanying notes.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had oc416,952 curred at the beginning of the periods presented and do not purport to be indicative of the results that would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

Three months ended March 31, 2002
Total Revenue	$1,225,384
Cost of Sales	158,814
Labor	300,640
Other operating expenses	416,952
Write-down goodwill to market	594,782
Depreciation & amortization	18,098
Net Income (loss)	$(263,880)
Net Income (loss) per share	$(.06)

Weighted Average Shares	4,140,000

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In March 2003, Lowrie Management, LLLP, a company affiliated with Mr. Lowrie, advanced $296,825. This advance was for costs related to the purchase of the property in Phoenix, AZ. The Company is not paying interest and plans to repay the money in the short-term.

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility which expires in March 2004 and bears interest at 6.5% per annum. In connection with the line of credit, VCG issued the lender 40,000 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the line of credit.

In April 2003, VCG RE purchased a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate an additional club. The purchase price of $3,800,000 was paid in $1,400,000 cash and a $2,400,000 mortgage on the property. The cash portion of the purchase price was paid from: (a) VCG’s cash flow; (b) drawing down the available $80,000 on the $1,400,000 long-term credit facility; and (c) drawing down the entire $1,200,000 short-term credit facility.

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

The analysis of the financial statements below is in two forms. The first is the information comparing the historical information. The second is the analysis of the pro forma combined information that includes all acquisitions combined with the pro forma adjustments. The analysis of the pro forma information is included as there were no operations and minimal general and administrative expenses in 2002. All historical numbers are presented on a consolidated basis that includes all acquisitions and eliminates inter-company transactions.

HISTORICAL

For the Three Months Ended March 31, 2003 and March 31, 2002

Total Revenues. Total revenues were $1,273,186 for the three months ended March 31, 2003, as compared with $323,027 for the three months ended March 31, 2002, an increase of approximately 294.14%. The increase is due to two more clubs in 2003.

Cost of Sales. Cost of sales were 21.2% and 23.95%, respectively, of sales of alcoholic beverages, food, and merchandise for the three months ended March 31, 2003 and 2002.

Labor. Labor expenses were $286,098 for the three months ended March 31, 2003, as compared to $91,117 for the same period in 2002, an increase of approximately 213.99%. The increase is due to two more clubs in 2003.

General and Administrative Expenses. General and administrative expenses were $447,844 for the three months ended March 31, 2003, as compared to $134,785 for the same period in 2002. Included in general and administrative expenses for the three months ended March 31, 2003 are the following items: charge card and bank fees of $17,233, legal and accounting costs of $80,481, and advertising and marketing costs of $60,940. The increase is due to two more clubs and the cost of operating a public company in 2003.

Interest Expense. Interest expense increased $82,413 for the three months ended March 31, 2003 as compared to no interest during the same period in 2002. This increase was due to the purchase of properties related to the night clubs.

Net income. Net income after taxes was $198,243 for the three months ended March 31, 2003 as compared with $(559,473) for the same period in 2002. This increase resulted from the addition of new clubs and no write-down of goodwill in 2003.

PRO FORMA

For the Three Months Ended March 31, 2003 and March 31, 2002

Total Revenues. Total revenues were $1,273,186 for the three months ended March 31, 2003, as compared with $1,225,384 for the three months ended March 31, 2002, an increase of approximately 3.90%.

Cost of Sales. Cost of sales were 21.2% and 19.19%, respectively, of sales of alcoholic beverages, food, and merchandise for the three months ended March 31, 2003 and 2002.

Labor. Labor expenses were $286,098 for the three months ended March 31, 2003, as compared to $300,640 for the same period in 2002, a decrease of approximately 4.83%.

General and Administrative Expenses. General and administrative expenses were $447,844 for the three months ended March 31, 2003, as compared to $416,952 for the same period in 2002. Included in general and administrative expenses for the three months ended March 31, 2003 and March 31, 2003 respectfully are the following items: charge card and bank fees of $17,233 for 2003 and $12,024 for 2002, legal and accounting costs of $80,481 for 2003 and $24,298 for 2002, and advertising and marketing costs of $60,940 for 2003 and $66,392 for 2002.

Interest Expense. Interest expense increased $82,413 for the three months ended March 31, 2003 as compared to no interest during the same period in 2002. This increase was due to the purchase of properties related to the night clubs.

Net income. Net income after taxes was $198,243 for the three months ended March 31, 2003 as compared with $(263,880) for the same period in 2002. This increase resulted from no write-down of goodwill in 2003.

Liquidity and Capital Resources

At December 31, 2002, VCG had a working capital deficit of $1,786,381. The working capital deficit for March 31, 2003 was $1,659,858. The negative working capital is primarily due to the use of current working capital to fund equipment and leasehold improvements acquired and the mortgage on the Memphis club has a balloon payment that is included in the current portion of liabilities.

VCG had stockholder’s equity of $4,866,995 at December 31, 2002 and $5,205,238 at March 31, 2003. The increase is the result of operations, and the common stock issued for a loan fee in connection with issuance of line of credit.

The net cash proceeds from operations for the three months ended March 31, 2002 was $38,927 and $213,407 for the three months ended March 31, 2003. The increase is due to the operation of two additional clubs.

The net cash used by investing activities for the three months ended March 31, 2002 was $ 0. The net cash used by investing activities for the three months ended March 31, 2003 was $361,322 of which $300,000 is a deposit on the Phoenix property and $44,594 for plans and drawings on the Phoenix property.

Cash used for financing activities for the three months ended March 31 2002 of $39,179 was applied to the reduction of related party debt. The cash used for financing activities for the three months ended March 31, 2003 of $89,634 was applied to the reduction of debt and deferred offering costs.

The cash provided by financing activities for the three month ended March 31, 2002 was $ 0. The cash provided by financing activities of $296,825 for the three month ended March 31, 2003 was from Lowrie Management LLLP in the form of an advance.

In June 2002, Lowrie Management provided VCG with a long-term credit facility of $1,400,000 which was fully drawn down in June 2002 as part of the purchase of the property in Indianapolis, Indiana. Interest is charged initially at 9%, and all outstanding principal and accrued interest is due July 2007. The terms of this credit facility include a provision for conversion at any time after June 30, 2003, at the election of the lender, into shares of common stock of VCG at $1.00 per share. At December 31, 2002, VCG had re-paid $80,000 together with interest. In April 2003, VCG drew down the available $80,000 under the credit facility in connection with the acquisition of the Phoenix, Arizona property.

In April 2003, VCG obtained and fully drew down a $1,200,000 short-term credit facility as part of the purchase of the property in Phoenix, Arizona. Interest is charged at the rate of 6.5% per annum, and all outstanding principal and accrued interest is due in March 2004. On May 15, 2003, the outstanding balance of the credit facility was $1,200,000.

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

Forward-Looking Statements

This report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements within this report are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.

Item 3. Controls and Procedures

The Company, under the supervision of its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company’s internal controls subsequent to the evaluation date.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities; Use of Proceeds from Registered Securities:

On March 7, 2003, VCG entered into a Line of Credit and Security Agreement with Red Rock Investments Co., a Colorado general partnership, whereby VCG obtained a $1,200,000 short-term credit facility which expires in March 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 40,000 shares of VCG’s common stock valued at $3.00 per share. The sale was not underwritten and no commissions or other remuneration was paid in connection with the sale of the shares. The shares were issued under the exemption provided by Section 4(2) of the Securities Act.

The Company’s registration statement on Form SB-2 registering 3,136,778 shares of the Company’s common stock (Commission File No. 333-99379) was declared effective on May 14, 2003. The registration statement relates to the offer by selling security holders, for their own accounts, of 2,436,778 shares of the Company’s common stock and up to 700,000 shares of common stock reserved for issuance under the Company’s Stock Option and Bonus Plan. The Company will not receive any of the proceeds from the sale of the shares by the selling security holders. The Company may receive proceeds upon the exercise of stock options issued under the Stock Option and Stock Bonus Plan, which proceeds will be used for working capital. To date, no stock options have been issued under the Plan.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit No.	Exhibit
99.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

99.2	Certification Statement of Donald W. Prosser, Director and Chief Financial Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

b. Reports on Form 8-K

    None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP. (Registrant)

Date: May 23, 2003	By:	/s/ TROY H. LOWRIE
Troy H. Lowrie, Chairman of the Board and Chief Executive Officer

Date: May 23, 2003	By:	/s/ DONALD W. PROSSER
Donald W. Prosser, Director and Chief Financial Officer

CERTIFICATION PURSUANT TO

SECURITY AND EXCHANGE ACT of 1934;

RULES 13a-14, 13a-15, 15d-14, 15d-15,

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of VCG Holding Corp. (the “Company”), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 23, 2003

/s/ TROY H. LOWRIE

Name:	Troy H. Lowrie
Title:	Chairman of the Board and CEO

CERTIFICATION PURSUANT TO

SECURITY AND EXCHANGE ACT of 1934;

RULES 13a-14, 13a-15, 15d-14, 15d-15,

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald W. Prosser, Chief Executive Officer of VCG Holding Corp. (the “Company”), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 23, 2003

/s/ DONALD W PROSSER

Name:	Donald W. Prosser
Title:	Director and CFO