Form 10KSB/A
period 2002-12-31
VCG HOLDING CORP
filed 2003-06-17
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

Item 7.    Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors

VCG Holding Corp.

Denver, Colorado

We have audited the accompanying balance sheet of VCG Holding Corp. as of December 31, 2002 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of VCG Holding Corp. as of December 31, 2002 and the related statements of operations, stockholders’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Causey Demgen & Moore Inc.

Denver, Colorado

February 21, 2003, except for Note 11

as to which date is March 7, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors

VCG Holding Corp.

Denver, CO

We have audited the accompanying balance sheets of VCG Holding Corp. (a development-stage company) as of December 31, 2001 and the related statements of operations, stockholders’ equity and cash flows for the year then ended December 31, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of VCG Holding Corp. (a development-stage company) as of December 31, 2001 and the related statements of operations, stockholders’ equity and cash flows for the year then ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained operating losses since its inception and has minimal capital that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schumacher & Associates, Inc.

Certified Public Accountants

2525 Fifteenth Street, Suite 3H

Denver, CO 80211

July 25, 2002

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

/s/ TROY H. LOWRIE Troy H. Lowrie	Chairman of the Board and Chief Executive Officer	June 17, 2003

/s/ MICHAEL L. OCELLO Michael L. Ocello	Director and President	June 17, 2003

/s/ DONALD W. PROSSER Donald W. Prosser	Director and Chief Financial and Accounting Officer	June 17, 2003

/s/ ROBERT J. MCGRAW, JR. Robert J. McGraw, Jr.	Director	June 17, 2003

/s/ ALLEN S. RUBIN Allen S. Rubin	Director	June 17, 2003

/s/ RAND E. KRUGER Rand E. Kruger	Director	June 17, 2003

/s/ ARTHUR M. SCHWARTZ Arthur Schwartz	Director	June 17, 2003

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

Date: June 17, 2003

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

Date: June 17, 2003

/s/ DONALD W. PROSSER
Donald W. Prosser, Director and Chief Financial and Accounting Officer