Form 10QSB
period 2003-06-30
VCG HOLDING CORP
filed 2003-08-19
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUATERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2003

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

As of August 12, 2003, there were 7,829,260 shares of the issuer’s common stock, $.0001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Assets

Unaudited

	June 30 2003	December 31 2002
Current Assets
Cash & cash equivalents	$138,364	$156,514
Note receivable and related parties (Note 4)	1,351,879	2,150
Inventories	19,871	23,574
Prepaid expenses	41,203	16,602

Total Current Assets	1,551,317	198,840

Equipment and Leasehold Improvements
Land	831,225	530,340
Buildings	8,384,480	5,278,240
Equipment	578,436	155,173
Furniture & fixtures	135,147	131,478
Signs	22,688	18,431
Leasehold improvements	356,205	295,239
Less accumulated depreciation	(295,472)	(191,745)

Net equipment and leasehold improvements	10,012,709	6,217,156

Other Assets
Deposits	36,337	13,183
Liquor license	170,838	—
Loan fees, net	195,591	13,500
Goodwill	3,809,380	3,809,380
Construction period interest	52,736	—
Plans and drawings	154,171	55,431
Deferred offering costs	—	103,821

Total Other Assets	4,419,053	3,995,315

Total Assets	$15,983,079	$10,411,311

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$24,394	$92,696
Accrued expenses	206,089	104,879
Income taxes payable	80,349	84,126
Current portion of capitalized lease	97,895	94,773
Current portion of long-term debt	3,889,681	1,608,747

Total current liabilities	4,298,408	1,985,221

Long-term Debt
Capitalized lease	1,209,602	1,259,342
Due to related parties	1,875,000	1,320,000
Long-term debt	3,250,735	959,753

Total long-term debt	6,335,337	3,539,095

Stockholders’ Equity
Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock $.0001 par value; 50,000,000 shares authorized; 6,314,260 (2003) and 6,240,000 (2002) shares issued and outstanding	631	624
Paid-in capital	4,559,128	4,501,012
Retained earnings	789,575	385,359

Total stockholders’ equity	5,349,334	4,886,995

Total Liabilities and Stockholders’ Equity	$15,983,079	$10,411,311

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three Months Ended		Six Months Ended
	June 30,
	2003	2002	2003	2002
Revenues
Sales of alcoholic beverages	$637,502	$396,808	$1,299,737	$587,487
Sales of food and merchandise	52,560	92,018	104,228	108,252
Service revenue	366,679	141,955	709,281	239,206
Other	265,519	14,098	482,199	32,961

Total revenue	1,322,260	644,879	2,595,445	967,906

Operating Expenses
Cost of goods sold	147,559	54,059	298,663	103,609
Salaries and wages	318,413	158,978	604,511	250,095
Management fee	—	—	—	—
Other general and administrative
Taxes and permits	40,439	96,426	74,787	109,365
Charge card and bank fees	18,332	2,001	35,565	3,899
Rent	6,474	43,536	12,785	88,536
Legal and professional	71,988	70,150	152,468	73,855
Advertising and marketing	72,992	35,365	133,932	65,036
Other	224,101	97,822	472,631	139,394
Write-down goodwill to market	—	—	—	594,782
Depreciation & amortization	61,189	18,805	115,563	31,093

Total operating expenses	961,487	577,142	1,900,905	1,459,664

Income (loss) from operations	360,773	67,737	694,540	(491,758)

Other income (expenses)
Interest expense	(78,190)	(15,198)	(160,604)	(15,198)
Interest income	9,750	174	9,750	196

Total Other Income (Expenses)	(68,440)	(15,024)	(150,854)	(15,002)

Net income (loss) before income taxes	292,333	52,713	543,686	(506,760)

Federal income tax expense	73,945	28,200	117,552	28,200
State income tax expense	12,415	7,050	21,918	7,050

Total income taxes	86,360	35,250	139,470	35,250

Net income (loss)	$205,973	$17,463	$404,216	$(542,010)

Basic income (loss) per common share	$0.03	*	$0.06	$(0.11)

Weighted average shares outstanding	6,287,727	5,280,000	6,268,864	4,870,000

The accompanying notes are an integral part of the financial statements.

*	Less then $.01 per share

VCG Holding Corp.

Statement of Stockholders’ Equity

For the six months ended June 30, 2003

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

Balances, December 31, 2002	6,240,000	$624	$4,501,012	$385,359	$4,886,995

Issuance of common stock in connection with the receipt of a lines of credit	63,333	6	189,994	—	190,000

Issuance of common stock in connection with the payment for legal services	10,927	1	18,067		18,068

Deferred offering costs			(149,945)		(149,945)

Net income for six months ended June 30, 2003	—	—	—	404,216	404,216

Balances, June 30, 2003	6,314,260	$631	$4,559,128	$789,575	$5,349,334

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the six months ended,

Unaudited

	June 30,
	2003	2002
Net income (loss)	$404,216	$(542,010)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,562	31,093
Write-down of goodwill to market	—	594,782
(Increase) in receivable related parties	(49,728)	(325)
(Increase) decrease in inventory	3,703	(11,059)
(Increase) in prepaid expenses	(24,601)	(17,102)
Increase (decrease) in trade accounts payable	(68,302)	28,272
Increase (decrease) in income taxes payable	(3,965)	35,250
Increase in accrued expenses	99,864	41,019

Net cash provided by operating activities	476,749	159,920

Investing Activities
Purchases of equipment and leasehold improvements	(1,923,715)	(171,744)
Deposits	(23,154)	—
Goodwill	—	(1,972,605)
Issuance of note receivable	(1,300,000)	—
Liquor license	(170,838)	—
Construction period interest	(52,739)	—
Investment in plans and drawings	(81,112)	—

Net cash used by investing activities	(3,551,558)	(2,144,349)

Financing Activities
Deferred offering costs	(103,821)	—
Cash in acquired companies	—	36,260
Payment on capitalized lease	(46,618)	(22,381)
Proceeds from mortgages payable	2,250,000	—
Payments on mortgages payable	(78,112)	—
Proceeds from issuance of common stock	480,210	2,100,000
Loan from related party	821,825	—
Related party payments	(266,825)	(39,179)

Net cash provided by financing activities	3,056,659	2,074,700

Net increase (decrease) in cash	(18,150)	90,271
Cash beginning of year	156,514	2,008

Cash end of year	$138,364	$92,279

Interest Paid	$149,368	$7,619

Income Taxes Paid	$80,603	$—

Supplemental disclosure of non-cash investing and financing activities:

During 2002, the Company acquired the stock of Platinum and the assets of Indy for the Company’s common stock. The Company also entered into a capital lease for a building recorded at $1,421,628.

During 2003, the Company paid $190,000 for loan fees in Common Stock.

During 2003, the Company paid $18,068 for legal fees in Common Stock.

During 2003, the Company received $2,400,000 in seller financing.

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

For the six months ended, June 30, 2003

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

2) Summary of Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2002 and June 30, 2003, and the results of operations and cash flows for the periods ended June 30, 2002 and 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company for all periods presented and its subsidiaries and Platinum of Illinois, Incorporated from May 1, 2002; Indy Restaurant Concepts, Inc. from July 1, 2002: Tennessee Restaurant Concepts, Inc. for all periods presented; VCG Real Estate Holding, Inc. from the date of inception (July 3, 2002); and Epicurean Enterprises, LLC., from the date of acquisition (May 1, 2003). The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principles and all significant inter-company balances and transactions are eliminated in the consolidation.

Net Income Per Common Share

Net Income per share is computed by dividing net income by the weighted average number of shares outstanding during the years, after giving retroactive effect to the reorganization transaction, the reverse split of shares and the combination and acquisitions.

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

For the six months ended, June 30, 2003

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

3) Income Taxes

The provisions for income taxes from continuing operations consists of the following components:

Current tax expense	$142,520
Other credits	(3,050)

$139,470

4) Related Party Transactions

In June 2002, Lowrie Management, LLLP, a company affiliated with Mr. Lowrie, provided a $1,400,000 long-term credit facility which expires in July 2007 and bears interest at 9% per annum. Debt under the credit facility is convertible at any time after June 30, 2003, at the election of the lender, into shares of the Company’s common stock at $1.00 per share. This credit facility was fully drawn to partially fund the purchase of real estate in Indianapolis, Illinois. The Company believes the credit facility to be fair and reasonable as it is on at least as favorable terms as would be available from a third party. The outstanding balance was $1,400,000 as June 30, 2003. The credit facility was converted to 1,400,000 shares of restricted common stock on July 1, 2003.

During 2003, Lowrie Management, LLLP, a company affiliated with Mr. Lowrie, advanced $821,825. This advance was for costs related to the purchase of the property in Phoenix, AZ, and the note receivable from Mr. Lowrie in connection with the purchase of the Centerfolds night club in Denver, CO (see below). The Company is not paying interest and plans to repay the money in the short-term, as of June 30, 2003 VCG has repaid $346,825.

In connection with the purchase of Centerfolds nightclub in Denver from Larisa, Inc. (an unrelated third party) for $1,300,000, the Company authorized a loan of $1,300,000 to Mr. Lowrie pursuant to a promissory note, due in one year at 6.5% interest, secured by the stock of VCG Restaurant Denver, Inc. (“VCGD”). Mr. Lowrie purchased the club in the name of VCGD and will transfer VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company will purchase VCGD by canceling the note. In the event the liquor license is not approved, the Company will have the option to purchase VCGD or to require Mr. Lowrie pay the loan.

5) Credit Facility

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility that expires in February 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 40,000 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $1,200,000 on the line of credit by June 30, 2003.

In May 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $700,000 short-term credit facility that expires in May 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 23,333 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $700,000 on the line of credit by June 30, 2003.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the six months ended, June 30, 2003

Unaudited

6) Note Payable Bank

In April 2003, VCG entered into a line of credit with a bank for $350,000 that expires in January, 2004 and bears an interest rate of 6% per annum. The line of credit is guaranteed by Lowrie Management LLLP and the proceeds were used to reduce the advance from Lowrie Management LLLP. The Company had drawn $350,000 on the line of credit by June 30, 2003.

7) Acquisition

In May 2003, VCG RE purchased a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate an additional club. The purchase price of $3,800,000 was paid in $1,400,000 cash and a $2,400,000 mortgage on the property. The cash portion of the purchase price was paid from: (a) VCG’s cash flow; (b) drawing down the available $80,000 credit on the long-term credit facility; and (c) drawing down the entire $1,200,000 short-term credit facility. In addition VCG purchased the entire interest in Epicurean Enterprises, LLC. The asset of Epicurean is the liquor and entertainment license for the location purchased in Phoenix, AZ. VCG paid $100,000 for Epicurean.

8) Subsequent Events

In July 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $225,000 short-term credit facility that expires in July 2005 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 7,500 shares of VCG’s common stock valued at $3.00 per share.

In July 2003, VCG entered into an agreement with a third party to purchase for $500,000 a fifty percent ownership interest in a club in Hawaii together with management and voting control. The purchase is subject to due diligence review and other conditions. There is a 20 year lease on the property on which the club is located for $12,000 monthly rental for the first two years with subsequent increases. There is also an option to purchase the property for $1.8 million for a three year period commencing after the second lease year. The club is currently closed for re-modeling and operations are scheduled to resume in November 2002.

In July 2003, VCG entered into a line of credit with a bank for $975,000 that expires in August, 2004 and bears an interest rate of 6% per annum. The line of credit is secured by the $1,300,000 note issued to Mr. Lowrie and the assets of VCGD.

In July 2003 VCG completed a refinance of the properties on which the Indianapolis and Memphis Clubs are located. In connection with the refinancing, VCG will repay the $1,000,000 line of credit secured by a deed of trust on the Indianapolis property and the balance of the $1,640,000 mortgage, less an $30,000 prepayment discount on the Memphis property. There now is a $1,450,000 mortgage on the Indianapolis property and a $825,000 mortgage on the Memphis property. These mortgages will have a 10 year amortization with a 6% per annum interest rate secured by the property and the personal guarantee of Mr. Lowrie.

9) Commitments

In May 2003, VCG entered into an agreement to purchase the real estate in Denver CO on which Centerfolds is located. The agreement has a purchase price of $2,850,000. The real estate also has retail space that is approximately eleven thousand square feet in addition to the space the club occupies.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the six months ended, June 30, 2003

Unaudited

10) Unaudited Pro Forma Combined Information

On April 30, 2002, the Company acquired all of the outstanding capital stock of Platinum of Illinois, Inc., an Illinois corporation (“Platinum”), for $2,000,000 cash. The acquisition of Platinum was accounted for by the purchase method of accounting. The operations of the subsidiary were included in the consolidated statements for the period beginning April 30, 2002. The following unaudited pro forma combined income statements assume the purchase occurred on January 1, 2002, using the assumptions described in the accompanying notes. The combination is recorded as a purchase of Platinum of Illinois, Inc. by VCG Holding Corp.

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

On June 30, 2002, the Company acquired all of the outstanding capital stock of Tennessee Restaurant Concepts, Inc., a Tennessee corporation (“TRC”). The acquisition of TRC was accounted for as an acquisition of companies under common control; therefore the operations of TRC were included in the consolidated statements of operations for the entire year ended December 31, 2002. Consideration for the acquisition was 604,800 shares of Company common stock valued at their fair market value of $604,800. The following unaudited pro forma combined income statements assume the merger occurred on January 1, 2002, using the assumptions described in the accompanying notes.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented and do not purport to be indicative of the results that would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

	Three months ended June 30, 2002	Six months ended June 30, 2002
Total Revenue	$1,405,339	$2,630,723
Cost of Sales	174,586	333,400
Labor	303,797	604,437
Other operating expenses	506,279	923,231
Write-down goodwill to market	—	594,782
Depreciation & amortization	45,035	63,133
Net Income	$315,651	$51,771
Net Income per share	$0.06	$0.01

Weighted Average Shares	5,400,000	4,870,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties.

We are in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. As of June 30, 2003, we own and operate three nightclubs located in suburbs of Memphis, Tennessee; Indianapolis, Indiana; and, St. Louis, Illinois. In addition we own real estate in Phoenix, AZ with a club under construction.

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

In June 2002, Lowrie Management provided a $1,400,000 long-term credit facility which expires in July 2007 and bears interest initially at 9% per annum. The credit facility was fully drawn down by VCG and at June 30, 2002, $1,400,000 was outstanding. Debt under the credit facility is convertible at any time after June 30, 2003, at the election of the lender, into shares of

VCG’s common stock at $1.00 per share. Lowrie Management exercised its option on July 1, 2003 and converted its entire credit facility to common stock.

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

Also on June 30, 2002, VCG acquired all of the assets of Indy of Colorado Ltd., an Indiana corporation (“Indy”), which were valued at $1,590,000 for 1,590,000 shares of VCG’s common stock. Indy has operated PT’s® Showclub in Indianapolis, Indiana since 1988. In connection with the transaction, VCG Real Estate Holding, Inc., a Colorado corporation (“VCG RE”), a wholly-owned subsidiary of VCG, purchased the building and land on which PT’s® Showclub in Indianapolis, Indiana is located. The Purchase Agreement for the building and land was originally between the seller and Lowrie Management and was subsequently assigned to VCG RE. The purchase price of $2,550,000 was paid in $1,550,000 cash and a $1,000,000 line of credit secured by a deed of trust. Any amounts drawn down and re-paid are available to VCG under the credit facility. The cash portion of the purchase price was paid from VCG’s cash flow and from drawing down the entire $1,400,000 long-term credit facility provided by Lowrie Management. Mr. Lowrie has personally guaranteed the $1,000,000 line of credit. This line of credit was paid off in July 2003.

During 2003, Lowrie Management, LLLP, a company affiliated with Mr. Lowrie, advanced $821,825. This advance was for costs related to the purchase of the property in Phoenix, AZ. And the note receivable from Mr. Lowrie in connection with the purchase of the Centerfolds night club in Denver, CO (see below). The Company is not paying interest and plans to repay the money in the short-term, as of August 12, 2003 VCG has repaid $466,825.

In connection with the purchase of Centerfolds nightclub in Denver from Larisa, Inc. (an unrelated third party) for $1,300,000, the Company authorized a loan of $1,300,000 to Mr. Lowrie pursuant to a promissory note, due in one year at six and one half percent (6.5%) interest, secured by the stock of VCG Restaurant Denver, Inc. “VCGD” Mr. Lowrie purchased the club in the name of VCGD and will transfer VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company will purchase VCGD by canceling the note. In the event the liquor license is not approved, the Company will have the option to purchase VCGD or to require Mr. Lowrie pay the loan.

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility which expires in February 2004 and bears interest at 6.5% per annum. In connection with the line of credit, VCG issued the lender 40,000 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the line of credit.

In May 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $700,000 short-term credit facility that expires in May 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 23,333 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $700,000 on the line of credit by June 30, 2003.

In May 2003, VCG RE purchased a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate additional club. The purchase price of $3,800,000 was paid in $1,400,000 cash and a $2,400,000 mortgage on the property. The cash portion of the purchase price was paid from: (a) VCG’s cash flow; (b) drawing down the available $80,000 credit on the long-term credit facility; and (c) drawing down the entire $1,200,000 short-term credit facility. In addition VCG purchased the entire interest in the Epicurean Enterprises, LLC. The asset of Epicurean is the liquor and entertainment license for the location purchased in Phoenix, AZ; VCG paid $100,000 for the Epicurean

In April 2003, VCG entered into a line of credit with a bank for $350,000 that expires in January, 2004 and bears an interest rate of 6% per annum. The line of credit is guaranteed by Lowrie Management LLLP and the proceeds were used to reduce the advance from Lowrie Management LLLP. The Company had drawn $350,000 on the line of credit by June 30, 2003.

In May 2003, VCG entered into an agreement to purchase the real estate in Denver CO on which Centerfolds is located. The agreement has a purchase price of $2,850,000. The real estate also has retail space that is approximately eleven thousand square feet in addition to the space the club occupies.

In June 2003, the Board of Directors authorized the issuance of options to acquire up to 1,125,000 shares to be registered after the options are purchased. In addition the board authorized the sale of 125,000 shares from the 2003 Stock Option and Stock Bonus Plan. These options and shares are available to contract providers to VCG and affiliated companies.

In July 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $225,000 short-term credit facility that expires in July, 2005 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 7,500 shares of VCG’s common stock valued at $3.00 per share.

In July 2003, VCG entered into an agreement with a third party to purchase for $500,000 a fifty percent ownership interest in a club in Hawaii together with management and voting control. The purchase is subject to due diligence review and other conditions. There is a 20 year lease on the property on which the club is located for $12,000 monthly rental for the first two years with subsequent increases. There is also an option to purchase the property for $1.8 million for a three year period commencing after the second lease year. The club is currently closed for re-modeling and operations are scheduled to resume in November 2002.

In July 2003, VCG entered into a line of credit with a bank for $975,000 that expires in August, 2004 and bears an interest rate of 6% per annum. The line of credit is secured by the $1,300,000 note issued to Mr. Lowrie and the assets of VCGD. The line was drawn to $975,000 on August 12, 2003.

In July 2003 VCG completed a refinance of the properties on which the Indianapolis and Memphis Clubs are located. In connection with the refinancing, VCG will repay the $1,000,000 line of credit secured by a deed of trust on the Indianapolis property and the balance of the $1,640,000 mortgage, less an $30,000 prepayment discount on the Memphis property. There now is a $1,450,000 mortgage on the Indianapolis property and a $825,000 mortgage on the Memphis property. These mortgages will have a 10 year amortization with a 6% per annum interest rate secured by the property and the personal guarantee of Mr. Lowrie.

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

HISTORICAL

For the Three Months Ended June 30, 2003 and June 30, 2002

Total Revenues. Total revenues were $1,322,260 for the three months ended June 30, 2003, as compared with $644,879 for the three months ended June 30, 2002, an increase of approximately 105.04%. The increase is due to two more clubs in 2003.

Cost of Sales. Cost of sales were 21.4% and 11.06%, respectively, of sales of alcoholic beverages, food, and merchandise for the three months ended June 30, 2003 and 2002. The difference is due to mix of sales.

Labor. Labor expenses were $318,413 for the three months ended June 30, 2003, as compared to $158,978 for the same period in 2002, an increase of approximately 100.29%. The increase is due to two more clubs in 2003.

General and Administrative Expenses. General and administrative expenses were $434,326 for the three months ended June 30, 2003, as compared to $345,300 for the same period in 2002. Included in general and administrative expenses for the three months ended June 30, 2003 are the following items: charge card and bank fees of $18,332, legal and accounting costs of $71,988, and advertising and marketing costs of $72,992. The increase is due to two more clubs and the cost of operating a public company in 2003.

Interest Expense. Interest expense increased $62,992 for the three months ended June 30, 2003 as compared to the same period in 2002. This increase was due to the purchase of properties related to the night clubs.

Net income. Net income after taxes was $205,973 for the three months ended June 30, 2003 as compared with $17,463 for the same period in 2002. This increase resulted from the addition of new clubs in 2003.

For the Six Months Ended June 30, 2003 and June 30, 2002

Total Revenues. Total revenues were $2,595,445 for the six months ended June 30, 2003, as compared with $967,906 for the six months ended June 30, 2002, an increase of approximately 168.15%. The increase is due to two more clubs in 2003.

Cost of Sales. Cost of sales were 21.27% and 14.89%, respectively, of sales of alcoholic beverages, food, and merchandise for the six months ended June 30, 2003 and 2002. The difference is due to mix of sales.

Labor. Labor expenses were $604,511 for the six months ended June 30, 2003, as compared to 250,095 for the same period in 2002, an increase of approximately 141.71%. The increase is due to two more clubs in 2003.

General and Administrative Expenses. General and administrative expenses were $882,168 for the six months ended June 30, 2003, as compared to $480,085 for the same period in 2002. Included in general and administrative expenses for the six months ended June 31, 2003 are the following items: charge card and bank fees of $35,565, legal and accounting costs of $152,468, and advertising and marketing costs of $133,932. The increase is due to two more clubs and the cost of operating a public company in 2003.

Interest Expense. Interest expense increased $145,406 for the six months ended June 30, 2003 as compared to the same period in 2002. This increase was due to the purchase of properties related to the night clubs.

Net income. Net income after taxes was $404,216 for the six months ended June 30, 2003 as compared with $(542,010) for the same period in 2002. This increase resulted from the addition of two clubs and no write-down of goodwill in 2003.

PRO FORMA

For the Three Months Ended June 30, 2003 and June 30, 2002

Total Revenues. Total revenues were $1,322,260 for the three months ended June 30, 2003, as compared with $1,405,339 for the three months ended June 30, 2002 a decline of 5.91%.

Cost of Sales. Cost of sales were 21.24% and 13.86%, respectively, of sales of alcoholic beverages, food, and merchandise for the three months ended June 30, 2003 and 2002.

Labor. Labor expenses were $318,413 for the three months ended June 30, 2003, as compared to $303,797 for the same period in 2002.

General and Administrative Expenses. General and administrative expenses were $434,326 for the three months ended June 30, 2003, as compared to $506,279 for the same period in 2002. Included in general and administrative expenses for the three months ended June 30, 2003 and June

30, 2002 respectfully are the following items: charge card and bank fees of $18,332 for 2003 and $9,741 for 2002, legal and accounting costs of $71,988 for 2003 and $109,121 for 2002, and advertising and marketing costs of $72,992 for 2003 and $71,988 for 2002.

Interest Expense. Interest expense increased $38,408 for the three months ended June 30, 2003 as compared to the same period in 2002. This increase was due to the purchase of properties related to the night clubs.

Net income. Net income after taxes was $205,973 for the three months ended June 30, 2003 as compared with $315,651 for the same period in 2002. This difference results from no income taxes being charged for the period in 2002.

For the Six Months Ended June 30, 2003 and June 30, 2002

Total Revenues. Total revenues were $2,595,445 for the six months ended June 30, 2003, as compared with $2,630,723 for the three months ended June 30, 2002 a decline of 1.34%.

Cost of Sales. Cost of sales were 21.27% and 18.32%, respectively, of sales of alcoholic beverages, food, and merchandise for the six months ended June 30, 2003 and 2002.

Labor. Labor expenses were $604,511 for the six months ended June 30, 2003, as compared to $604,437 for the same period in 2002.

General and Administrative Expenses. General and administrative expenses were $882,168 for the six months ended June 30, 2003, as compared to $813,231 for the same period in 2002. Included in general and administrative expenses for the six months ended June 30, 2003 and June 30, 2002 respectfully are the following items: charge card and bank fees of $35,565 for 2003 and $21,765 for 2002, legal and accounting costs of $152,468 for 2003 and $133,419 for 2002, and advertising and marketing costs of $133,932 for 2003 and $122,964 for 2002.

Interest Expense. Interest expense increased $120,822 for the six months ended June 30, 2003 as compared to no interest during the same period in 2002. This increase was due to the purchase of properties related to the night clubs and lines of credit.

Net income. Net income after taxes was $404,216 for the six months ended June 30, 2003 as compared with $51,771 for the same period in 2002. This increase resulted from no write-down of goodwill in 2003.

Liquidity and Capital Resources

VCG had stockholder’s equity of $4,866,995 at December 31, 2002 and $5,349,334 at June 30, 2003. The change is the result of operations, and the common stock issued for loan fees in connection with issuance of lines of credit, stock for services and deferred offering costs.

The net cash proceeds from operations for the six months ended June 30, 2002 was $159,920 and $476,749 for the six months ended June 30, 2003. The increase is due to the operation of two additional clubs.

The net cash used by investing activities for the six months ended June 30, 2002 was $3,565,977. The cash was used for the purchase of the Platinum club and related real estate. The net cash used by investing activities for the six months ended June 30, 2003 was $5,951,559 of which $4,323,719 was for the Phoenix property, and other capital improvements; $312,843 for plans and drawings, liquor license, construction period interest, and deposits on the Phoenix property; $15,000 for the deposit on the purchase of the Denver property; and $1,300,000 for the note receivable from Mr. Lowrie.

Cash used for financing activities for the six months ended June 30, 2002 of $61,560 was applied to the reduction of related party debt and payments on the capital lease. The cash used for financing activities for the six months ended June 30, 2003 of $495,376 was applied to the reduction of debt and deferred offering costs.

The cash provided by financing activities for the six month ended June 30, 2002 of $ 2,136,260 was $2,100,000 from the issuance of common stock; and $36,260 from cash in acquired companies. The cash provided by financing activities of $3,552,035 for the six month ended June 30, 2003 was; $821,825 from Lowrie Management LLLP in the form of advances; and $2,730,210 from mortgages and lines of credit.

In June 2002, Lowrie Management provided VCG with a long-term credit facility of $1,400,000 which was fully drawn down in June 2002 as part of the purchase of the property in Indianapolis, Indiana. Interest is charged initially at 9%, and all outstanding principal and accrued interest is due July 2007. The terms of this credit facility include a provision for conversion at any time after June 30, 2003, at the election of the lender, into shares of common stock of VCG at $1.00 per share. At December 31, 2002, VCG had re-paid $80,000 together with interest. In April 2003, VCG drew down the available $80,000 under the credit facility in connection with the acquisition of the Phoenix, Arizona property. The credit facility was converted to common stock on July 1, 2003.

In April 2003, VCG obtained and fully drew down a $1,200,000 short-term credit facility as part of the purchase of the property in Phoenix, Arizona. Interest is charged at the rate of 6.5% per annum, and all outstanding principal and accrued interest is due in February 2004. On August 12, 2003, the outstanding balance of the credit facility was $1,200,000.

During 2003, Lowrie Management, LLLP, a company affiliated with Mr. Lowrie, advanced $821,825. This advance was for costs related to the purchase of the property in Phoenix, AZ. And the note receivable from Mr. Lowrie in connection with the purchase of the Centerfolds night club in Denver, CO (see below). The Company is not paying interest and plans to repay the money in the short-term, as of August 12, 2003 VCG has repaid $466,825.

In connection with the purchase of Centerfolds nightclub in Denver from Larisa, Inc. (an unrelated third party) for $1,300,000, the Company authorized a loan of $1,300,000 to Mr. Lowrie pursuant to a promissory note, due in one year at six and one half percent (6.5%) interest, secured by the stock of VCG Restaurant Denver, Inc. “VCGD” Mr. Lowrie purchased the club in the name of VCGD and will transfer VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company will purchase VCGD by canceling the note. In the event the liquor license is not approved, the Company will have the option to purchase VCGD or to require Mr. Lowrie pay the loan.

In May 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $700,000 short-term credit facility that expires in May 2006 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 23,333 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $700,000 on the line of credit by June 30, 2003.

In May 2003, VCG RE purchased a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate additional club. The purchase price of $3,800,000 was paid in $1,400,000 cash and a $2,400,000 mortgage on the property. The cash portion of the purchase price was paid from: (a) VCG’s cash flow; (b) drawing down the available $80,000 credit on the long-term credit facility; and (c) drawing down the entire $1,200,000 short-term credit facility. In addition VCG purchased the entire interest in the Epicurean Enterprises, LLC. The asset of Epicurean is the liquor and entertainment license for the location purchased in Phoenix, AZ; VCG paid $100,000 for the Epicurean.

In April 2003, VCG entered into a line of credit with a bank for $350,000 that expires in January, 2004 and bears an interest rate of 6% per annum. The line of credit is guaranteed by Lowrie Management LLLP and the proceeds were used to reduce the advance from Lowrie Management LLLP. The Company had drawn $350,000 on the line of credit by June 30, 2003.

In May 2003, VCG entered into an agreement to purchase the real estate in Denver CO on which Centerfolds is located. The agreement has a purchase price of $2,850,000. The real estate also has retail space that is approximately eleven thousand square feet in addition to the space the club occupies.

In July 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $225,000 short-term credit facility that expires in July, 2005 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 7,500 shares of VCG’s common stock valued at $3.00 per share.

In July 2003, VCG entered into an agreement with a third party to purchase for $500,000 a fifty percent ownership interest in a club in Hawaii together with management and voting control. The purchase is subject to due diligence review and other conditions. There is a 20 year lease on the property on which the club is located for $12,000 monthly rental for the first two years with subsequent increases. There is also an option to purchase the property for $1.8 million for a three year period commencing after the second lease year. The club is currently closed for re-modeling and operations are scheduled to resume in November 2002.

In July 2003, VCG entered into a line of credit with a bank for $975,000 that expires in August, 2004 and bears an interest rate of 6% per annum. The line of credit is secured by the $1,300,000 note issued to Mr. Lowrie and the assets of VCGD. The line was drawn to $975,000 on August 12, 2003.

In July 2003 VCG completed a refinance of the properties on which the Indianapolis and Memphis Clubs are located. In connection with the refinancing, VCG will repay the $1,000,000 line of credit secured by a deed of trust on the Indianapolis property and the balance of the $1,640,000 mortgage, less a $30,000 prepayment discount on the Memphis property. There now a $1,450,000 mortgage on the Indianapolis property and a $825,000 mortgage on the Memphis property. These mortgages will have a 10 year amortization with a 6% per annum interest rate secured by the property and the personal guarantee of Mr. Lowrie.

Short term debt is incurred for acquisitions and then replaced with long term financing. Until refinanced, short term debt is a current liability resulting in a working capital deficit, which at June 30, 2003 was $2,747,091. The deficit is not from operations and we are paying our obligations as they become due. Net income was $404,216 and cash flow from operations was $476,749 for the six months ended June 30, 2003.

Management believes the income and cash flow from operations of VCG will provide adequate liquidity to meet its working capital needs for the next twelve months; and together with debt and equity financing will allow for continued expansion.

VCG has identified acquisition candidates and has entered into discussions with some of the candidates. These discussions are continuing. Other than the Hawaii club agreement, which is subject to due diligence review and other conditions, no acquisitions are probable at this time. Accordingly, we have no material capital commitments for any acquisitions.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities; Use of Proceeds from Registered Securities:

On May 23, 2003, VCG entered into a Line of Credit and Security Agreement with Thomas and Laura O’Hara whereby VCG obtained a $700,000 short-term credit facility which expires in May 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 23,333 shares of VCG’s common stock valued at $3.00 per share. The sale was not underwritten and no commissions or other remuneration was paid in connection with the sale of the shares. The shares were issued under the exemption provided by Section 4(2) of the Securities Act.

The Company adopted a 2003 Stock Option and Stock Bonus Plan and reserved 250,000 shares of common stock for issuance under the Plan. The Company filed a Form S-8 registration statement to register the 250,000 shares of common stock reserved for issuance under the Plan. The Company may receive proceeds upon the exercise of stock options issued under the Stock Option and Stock Bonus Plan, which proceeds will be used for working capital. To date, no stock options have been issued under the Plan. The Company issued 10,927 shares from the plan as payment of legal fees. The stock was issued to principals in the law firm of Anderson and Jahde, PC.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit No.	Exhibit
31.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. 7241

31.2	Certification Statement of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. 7241

32.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification Statement of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes – Oxley Act of 2002, 18 U.S.C. 1350

b.	Reports on Form 8-K

1)	Filed on August 8, 2003 - Disclosing under Item 5, Other Events, matters relating to club acquisition, lines of credit and filing of Form S-8 Registration Statement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.
(Registrant)

Date: August 18, 2003	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board and Chief Executive Officer

Date: August 18, 2003	By:	/s/ Donald W. Prosser
Donald W. Prosser, Director and Chief Financial and Accounting Officer