Form 10-Q
period 2003-09-30
VCG HOLDING CORP
filed 2003-11-14
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐    No ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 12, 2003, there were 7,841,529 shares of the issuer’s common stock, $.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	September 30 2003	December 31 2002
Assets
Current Assets
Cash & cash equivalents	$258,336	$156,514
Note receivable and related parties (Note 4)	1,835,092	2,150
Inventories	24,339	23,574
Prepaid expenses	161,427	16,602

Total Current Assets	2,279,194	198,840

Equipment and Leasehold Improvements
Land	831,225	530,340
Buildings	8,395,590	5,278,240
Equipment	599,896	155,173
Furniture & fixtures	135,147	131,478
Signs	22,688	18,431
Leasehold improvements	372,629	295,239
Less accumulated depreciation	(347,823)	(191,745)

Net equipment and leasehold improvements	10,009,352	6,217,156

Other Assets
Investment in marketable securities	56,942	—
Deposits	44,183	13,183
Liquor license	170,838	—
Loan fees, net	238,140	13,500
Goodwill	3,809,380	3,809,380
Construction period interest	119,816	—
Plans and drawings	187,151	55,431
Deferred offering costs	10,751	103,821

Total Other Assets	4,637,201	3,995,315

Total Assets	$16,925,747	$10,411,311

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable—trade	$8,278	$92,696
Accrued expenses	94,507	104,879
Income taxes payable	100,830	84,126
Current portion of capitalized lease	99,494	94,773
Current portion of long-term debt	2,610,837	1,608,747

Total current liabilities	2,913,946	1,985,221

Long-term Debt
Capitalized lease	1,184,121	1,259,342
Due to related parties	462,054	1,320,000
Deferred income taxes	64,759	—
Long-term debt	5,228,333	959,753

Total long-term debt	6,939,267	3,539,095

Stockholders’ Equity
Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock $.0001 par value; 50,000,000 shares authorized; 7,836,760 (2003) and 6,240,000 (2002) shares issued and Outstanding	784	624
Paid-in capital	6,183,975	4,501,012
Retained earnings	887,775	385,359

Total stockholders’ equity	7,072,534	4,886,995

Total Liabilities and Stockholders’ Equity	$16,925,747	$10,411,311

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Operations

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,
	2003	2002	2003	2002
Revenues
Sales of alcoholic beverages	$667,555	$799,012	$1,967,292	$1,386,499
Sales of food and merchandise	61,822	177,837	166,049	286,089
Service revenue	352,740	397,056	1,062,022	636,262
Other	295,848	32,061	778,047	65,022

Total revenue	1,377,965	1,405,966	3,973,410	2,373,872

Operating Expenses
Cost of goods sold	155,333	159,494	453,995	263,103
Salaries and wages	302,357	343,543	906,868	593,638
Management fee	—	—	—	—
Other general and administrative
Taxes and permits	67,164	109,639	141,951	219,004
Charge card and bank fees	14,859	13,509	50,424	17,408
Rent	6,316	1,153	19,101	89,689
Legal and professional	53,234	69,886	205,702	143,741
Advertising and marketing	114,154	61,393	248,087	126,429
Other	314,337	200,419	786,968	339,813
Write-down goodwill to market	—	—	—	594,782
Depreciation & amortization	67,130	53,328	182,693	84,421

Total operating expenses	1,094,884	1,012,364	2,995,789	2,472,028

Income (loss) from operations	283,081	393,602	977,621	(98,156)

Other income (expenses)
Interest expense	(102,547)	(78,364)	(263,151)	(93,562)
Unrealized gain on marketable securities	6,411	—	6,411	—
Interest income	29,250	—	39,001	196

Total Other Income (Expenses)	(66,886)	(78,364)	(217,739)	(93,366)

Net income (loss) before income taxes	216,195	315,238	759,882	(191,522)

Income tax expense—current	53,235	66,225	192,706	101,475
Income tax expense—deferred	64,759	—	64,759	—

Total income taxes	117,994	66,225	257,465	101,475

Net income (loss)	$98,201	$249,013	$502,416	$(292,997)

Basic income (loss) per common share	$0.01	$0.05	$0.07	$(0.06)

Weighted average shares outstanding	7,807,657	5,280,000	6,781,795	4,870,000

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Statement of Stockholders’ Equity

For the nine months ended September 30, 2003

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2002	6,240,000	$624	$4,501,012	$385,359	$4,886,995
Issuance of common stock in connection with the receipt of a lines of credit	70,833	7	212,493	—	212,500
Issuance of common stock in connection with the payment for legal services	10,927	1	18,067		18,068
Issuance of common stock in connection with the payment for services	115,000	12	202,488		202,500
Issuance of common stock in connection with the conversation of debt	1,400,000	140	1,399,860		1,400,000
Deferred offering costs			(149,945)		(149,945)
Net income for nine months ended September 30, 2003	—	—	—	502,416	502,416

Balances, September 30, 2003	7,836,760	$784	$6,183,975	$887,775	$7,072,534

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the nine months ended,

Unaudited

	September 30,
	2003	2002
Net income (loss)	$502,416	$(292,997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	182,693	84,421
Write-down of goodwill to market	—	594,782
(Increase) in receivable related parties	(532,942)	(3,009)
(Increase) decrease in inventory	(766)	(22,478)
(Increase) in prepaid expenses	(144,825)	(5,102)
(Gain) on unrealized marketable securities	(6,411)	—
Increase (decrease) in trade accounts payable	(84,418)	55,927
Increase in income taxes payable	16,503	26,475
Increase in deferred income taxes payable	64,759
Increase (decrease) in accrued expenses	(11,726)	110,778

Net cash provided by (used in) operating activities	(14,716)	548,797

Investing Activities
Investment in marketable securities	(50,531)	—
Purchases of equipment and leasehold improvements	(1,548,274)	(2,415,620)
Deposits	(31,000)	—
Goodwill	—	(3,809,380)
Issuance of note receivable	(1,300,000)	—
Liquor license	(170,838)	—
Construction period interest	(119,816)	—
Investment in plans and drawings	(84,512)	—

Net cash used in investing activities	(3,304,971)	(6,225,000)

Financing Activities
Cost of loan fee	(22,640)	(15,000)
Deferred offering costs	(100,105)	—
Cash in acquired companies	—	36,260
Payment on capitalized lease	(70,500)	(44,764)
Proceeds from mortgages payable	5,714,000	2,640,000
Payments on mortgages payable	(2,843,329)	(34,893)
Proceeds from issuance of common stock	1,833,008	2,100,000
Loan from related party	475,000	1,270,000
Related party payments	(1,563,925)	(39,179)

Net cash provided by financing activities	3,421,509	5,912,424

Net increase in cash	101,822	236,221
Cash beginning of year	156,514	2,008

Cash end of year	$258,336	$238,229

Interest Paid	$312,570	$93,563

Income Taxes Paid	$222,446	$75,000

Supplemental disclosure of non-cash investing and financing activities:

During 2002, the Company acquired the stock of Platinum and the assets of Indy for the Company’s common stock. The Company also entered into a capital lease for a building recorded at $1,421,628.

During 2003, the Company paid $212,500 for loan fees in Common Stock.

During 2003, the Company paid $18,068 for legal fees in Common Stock.

During 2003, the Company paid $202,500 for services in Common Stock

During 2003, the Company received $2,400,000 in seller financing.

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

For the nine months ended, September 30, 2003

Unaudited

1) Organization

The Company was organized on May 16, 1989 for the purpose of engaging in any lawful business, and the management found a business combination (2002). On November 1, 1995, the Company was administratively dissolved by the Colorado Secretary of State due to no renewal of the required corporate report. Effective January 8, 1998, the Company reincorporated for the purpose of carrying on the business of the old corporation. In prior years, the Company was a development-stage company. Until January 8, 1998, the Company was a wholly owned subsidiary of Vanden Capital Group, Inc.

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

2) Summary of Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2002 and September 30, 2003, and the results of operations and cash flows for the periods ended September 30, 2002 and 2003.

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

For the nine months ended, September 30, 2003

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

3) Income Taxes

The provisions for income taxes from continuing operations consists of the following components:

Current income tax expense	$197,600
Deferred income tax expense	64,759
Other credits	(4,894)

$257,465

The deferred income tax expense is calculated from book—tax differences from amortization of goodwill, accrued vacation compensation and depreciation.

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

During 2003, Lowrie Management, LLLP, a company affiliated with Mr. Lowrie, advanced $821,825. This advance was for costs related to the purchase of the property in Phoenix, AZ, and the note receivable from Mr. Lowrie in connection with the purchase of the Centerfolds night club in Denver, CO (see below). The Company is not paying interest and plans to repay the money in the short-term, as of September 30, 2003 VCG has repaid $510,750.

In connection with the purchase of Centerfolds nightclub in Denver from Larisa, Inc. (an unrelated third party) for $1,300,000, the Company authorized a loan of $1,300,000 to Mr. Lowrie pursuant to a promissory note, due in one year at 6.5% interest, secured by the stock of VCG Restaurant Denver, Inc. (“VCGD”) Mr. Lowrie purchased the club in the name of VCGD and will transfer VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company will purchase VCGD by canceling the note. In the event the liquor license is not approved, the Company will have the option to purchase VCGD or to require Mr. Lowrie pay the loan. The Company is receiving a management fee of $10,000 per month. The board has approved the exercise of the option subject to completion of the due diligence on the club.

5) Credit Facility

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility that expires in February 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 40,000 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $1,200,000 on the line of credit by September 30, 2003.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the nine months ended, September 30, 2003

Unaudited

5) Credit Facility (Continued)

In May 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $700,000 short-term credit facility that expires in May 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 23,333 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $500,000 on the line of credit by September 30, 2003.

In July 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $225,000 short-term credit facility that expires in July 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 7,500 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $225,000 on the line of credit by September 30, 2003.

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

In July 2003 VCG completed a refinance of the properties on which the Indianapolis and Memphis Clubs are located. In connection with the refinancing, VCG repaid the $1,000,000 line of credit secured by a deed of trust on the Indianapolis property and the balance of the $1,640,000 mortgage, less an $30,000 prepayment discount on the Memphis property. There now is a $1,440,000 mortgage on the Indianapolis property and a $824,000 mortgage on the Memphis property. These mortgages will have a 10 year amortization with a 6% per annum interest rate secured by the property and the personal guarantee of Mr. Lowrie.

7) Acquisition

In July 2003, VCG entered into an agreement, with a third party, to purchase a forty-nine percent interest and an option for two percent more in the next three years in a club in Hawaii by November 2003 for $500,000. The purchase is subject to due diligence review. VCG will have management and voting control and plans to begin operations in December 2003. VCG has advanced $312,500 to the project through September 30, 2003. VCG obtained an option to purchase the property for $1,800,000 on which the club is located the option can be exercised after two years and for a three years term.

8) Investment in marketable securities

At September 30, 2003 VCG had investments in marketable securities of common stock with a carry value of $50,530 and a fair market value of $56,942.

9) Commitments

In May 2003, VCG entered into an agreement to purchase the real estate in Denver CO on which Centerfolds is located. The agreement has a purchase price of $2,850,000. The real estate also has retail space that is approximately eleven thousand square feet in addition to the space the club occupies.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the nine months ended, September 30, 2003

Unaudited

10) Subsequent events

Effective on October 1, 2003 VCG purchased 100% of the outstanding common stock of International Entertainment Consultants, Inc. (“IEC”) in consideration for the issuance of 4,769 shares of the Company’s restricted common stock to Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of the Company, valued at $15,500 ($3.25 per share), the book value of IEC’s assets.

11) Unaudited Pro Forma Combined Information

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

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Total Revenue	$1,422,268	$4,052,991
Cost of Sales	159,604	493,004
Labor	343,543	947,980
Other operating expenses	452,157	1,375,388
Write-down goodwill to market	—	594,782
Depreciation & amortization	53,327	116,460
Net Income	$240,753	$292,524
Net Income per share	$0.04	$0.07

Weighted Average Shares	6,240,000	4,364,318

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties.

We are in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. As of September 30, 2003, we own and operate three nightclubs located in suburbs of Memphis, Tennessee; Indianapolis, Indiana; and, St. Louis, Illinois. In addition we own real estate in Phoenix, AZ with a club under construction.

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

HISTORICAL

For the Three Months Ended September 30, 2003 and September 30, 2002

Total Revenues. Total revenues were $1,377,965 for the three months ended September 30, 2003, as compared with $1,405,966 for the three months ended September 30, 2002, a decrease of approximately 1.99%.

Cost of Sales. Cost of sales were 21.3% and 16.33%, respectively, of sales of alcoholic beverages, food, and merchandise for the three months ended September 30, 2003 and 2002. The difference is due to mix of sales.

Labor. Labor expenses were $302,357 for the three months ended September 30, 2003, as compared to $343,543 for the same period in 2002, a decrease of approximately 11.99%.

General and Administrative Expenses. General and administrative expenses were $570,064 for the three months ended September 30, 2003, as compared to $455,999 for the same period in 2002. Included in general and administrative expenses for the three months ended September 30, 2003 are the following items: charge card and bank fees of $14,859, legal and accounting costs of $53,234, and advertising and marketing costs of $114,154. The increase is due to two the cost of operating a public company in 2003.

Interest Expense. Interest expense increased $24,183 for the three months ended September 30, 2003 as compared to the same period in 2002. This increase was due to the purchase of properties related to the night clubs and lines of credits.

Net income. Net income after taxes was $98,201 for the three months ended September 30, 2003 as compared with $249,013 for the same period in 2002. This decrease resulted partly from the booking of deferred income taxes on amortization of goodwill and building of additional operations.

For the Nine Months Ended September 30, 2003 and September 30, 2002

Total Revenues. Total revenues were $3,973,410 for the nine months ended September 30, 2003, as compared with $2,373,872 for the nine months ended September 30, 2002, an increase of approximately 67.38%. The increase is due to two more clubs in 2003.

Cost of Sales. Cost of sales were 21.28% and 15.73%, respectively, of sales of alcoholic beverages, food, and merchandise for the nine months ended September 30, 2003 and 2002. The difference is due to mix of sales.

Labor. Labor expenses were $906,868 for the nine months ended September 30, 2003, as compared to $593,638 for the same period in 2002, an increase of approximately 52.76%. The increase is due to two more clubs in 2003.

General and Administrative Expenses. General and administrative expenses were $1,452,233 for the nine months ended September 30, 2003, as compared to $936,084 for the same period in 2002. Included in general and administrative expenses for the nine months ended September 30, 2003 are the following items: charge card and bank fees of $50,424, legal and accounting costs of $205,702, and advertising and marketing costs of $248,087. The increase is due to two more clubs and the cost of operating a public company in 2003.

Interest Expense. Interest expense increased $169,588 for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase was due to the purchase of properties related to the night clubs.

Net income. Net income after taxes was $502,416 for the nine months ended September 30, 2003 as compared with a loss of $(292,997) for the same period in 2002. This increase resulted from the addition of two clubs and no write-down of goodwill in 2003.

PRO FORMA

For the Three Months Ended September 30, 2003 and September 30, 2002

Total Revenues. Total revenues were $1,377,965 for the three months ended September 30, 2003, as compared with $1,422,268 for the three months ended September 30, 2002 a decline of 3.11%.

Cost of Sales. Cost of sales were 21.3% and 16.33%, respectively, of sales of alcoholic beverages, food, and merchandise for the three months ended September 30, 2003 and 2002.

Labor. Labor expenses were $302,357 for the three months ended September 30, 2003, as compared to $343,543 for the same period in 2002.

General and Administrative Expenses. General and administrative expenses were $570,064 for the three months ended September 30, 2003, as compared to $452,157 for the same period in 2002. Included in general and administrative expenses for the three months ended September 30, 2003 and September 30, 2002 respectfully are the following items: charge card and bank fees of $14,859 for 2003 and $25,534 for 2002, legal and accounting costs of $53,234 for 2003 and $94,183 for 2002, and advertising and marketing costs of $114,154 for 2003 and $112,369 for 2002.

Interest Expense. Interest expense increased $24,183 for the three months ended September 30, 2003 as compared to the same period in 2002.

Net income. Net income after taxes was $98,201 for the three months ended September 30, 2003 as compared with $240,753 for the same period in 2002. This difference results from deferred income taxes being charged and $202,500 in services for common stock for the period in 2003.

For the Nine Months Ended September 30, 2003 and September 30, 2002

Total Revenues. Total revenues were $3,973,410 for the nine months ended September 30, 2003, as compared with $4,052,991 for the three months ended September 30, 2002 a decline of 1.96%.

Cost of Sales. Cost of sales were 21.28% and 18.27%, respectively, of sales of alcoholic beverages, food, and merchandise for the nine months ended September 30, 2003 and 2002.

Labor. Labor expenses were $906,868 for the nine months ended September 30, 2003, as compared to $947,980 for the same period in 2002.

General and Administrative Expenses. General and administrative expenses were $1,452,233 for the nine months ended September 30, 2003, as compared to $1,375,388 for the same period in 2002. Included in general and administrative expenses for the nine months ended September 30, 2003 and September 30, 2002 respectfully are the following items: charge card and bank fees of $50,424 for 2003 and $35,275 for 2002, legal and accounting costs of $205,702 for 2003 and $203,304 for 2002, and advertising and marketing costs of $248,087 for 2003 and $184,357 for 2002.

Interest Expense. Interest expense increased $145,005 for the nine months ended September 30, 2003 as compared to the same period in 2002. This increase was due to the purchase of properties related to the night clubs and lines of credit.

Net income. Net income after taxes was $502,416 for the nine months ended September 30, 2003 as compared with $292,524 for the same period in 2002. This increase resulted from no write-down of goodwill in 2003.

Liquidity and Capital Resources

VCG has cash flow from operations at September 30, 2003 of $(17,716) and net income of $502,416. VCG is using its operating cash flow to fund its growth and acquisition of long term assets, as a consequence it creates a working capital deficit until long term funding is put in place for each project. At December 31, 2002, VCG had a working capital deficit of $1,786,381. The working capital deficit for September 30, 2003 was $634,752. The negative working capital is primarily due to the use of current working capital to fund equipment and leasehold improvements acquired, and the credit facilities that are one year, that are included in the current portion of liabilities.

VCG had stockholder’s equity of $4,866,995 at December 31, 2002 and $7,072,534 at September 30, 2003. The change is the result of operations, and the common stock issued for a loan fees in connection with issuance of lines of credit, stock for services and deferred offering costs.

The net cash flow from operations for the nine months ended September 30, 2002 was $548,797 and $(14,716) for the nine months ended September 30, 2003. The decrease is due to advances to Denver, Phoenix and Hawaii, prepaid expenses and reduction of payables.

The net cash used by investing activities for the nine months ended September 30, 2002 was $6,225,000. The cash was used for the purchase of the Platinum club, the Indiana club, the Tennessee club and the related real estate. The net cash used by investing activities for the nine months ended September 30, 2003 was $3,304,971 of which $1,548,274 was for the Phoenix property, and other capital improvements; $406,166 for plans and drawings, liquor license, construction period interest, and deposits on the Phoenix property and the purchase of the Denver property; and $1,300,000 for the note receivable from Mr. Lowrie.

Cash used for financing activities for the nine months ended September 30, 2002 of $133,836 was applied to the reduction of related party debt and payments on the capital lease. The cash used for financing activities for the nine months ended September 30, 2003 of $4,600,499 was applied to the reduction of debt, loan fees and deferred offering costs.

The cash provided by financing activities for the nine month ended September 30, 2002 of $6,046,260 was $2,100,000 from the issuance of common stock; mortgage loans of $2,640,000; related party advances of $1,270,000; and $36,260 from cash in acquired companies. The cash provided by financing activities of $8,022,008 for the nine month ended September 30, 2003 was; $475,000 from Lowrie Management LLLP in the form of advances; and $5,714,000 from mortgages and lines of credit and issuance of common stock of $1,833,008.

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

In April 2003, VCG obtained and fully drew down a $1,200,000 short-term credit facility as part of the purchase of the property in Phoenix, Arizona. Interest is charged at the rate of 6.5% per annum, and all outstanding principal and accrued interest is due in April 2004. On November 12, 2003, the outstanding balance of the credit facility was $1,200,000.

During 2003, Lowrie Management, LLLP, a company affiliated with Mr. Lowrie, advanced $821,825. This advance was for costs related to the purchase of the property in Phoenix, AZ. And the note receivable from Mr. Lowrie in connection with the purchase of the Centerfolds night club in Denver, CO (see below). The Company is not paying interest and plans to repay the money in the short-term, as of November 12, 2003 VCG has repaid $510,750.

In connection with the purchase of Centerfolds nightclub in Denver from Larisa, Inc. (an unrelated third party) for $1,300,000, the Company authorized a loan of $1,300,000 to Mr. Lowrie pursuant to a promissory note, due in one year at six and one half percent (6.5%) interest, secured by the stock of VCG Restaurant Denver, Inc. “VCGD” Mr. Lowrie purchased the club in the name of VCGD and will transfer VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company will purchase VCGD by canceling the note. In the event the liquor license is not approved, the Company will have the option to purchase VCGD or to require Mr. Lowrie pay the loan. The Company will also assume a fifteen year lease on the property.

In May 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $700,000 short-term credit facility that expires in May 2006 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 23,333 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $500,000 on the line of credit by September 30, 2003.

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

In April 2003, VCG entered into a line of credit with a bank for $350,000 that expires in January, 2004 and bears an interest rate of 6% per annum. The line of credit is guaranteed by Lowrie Management LLLP and the proceeds were used to reduce the advance from Lowrie Management LLLP. The Company had drawn $350,000 on the line of credit by September 30, 2003.

In May 2003, VCG entered into an agreement to purchase the real estate in Denver CO on which Centerfolds is located. The agreement has a purchase price of $2,850,000. The real estate also has retail space that is approximately eleven thousand square feet in addition to the space the club occupies.

In July 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $225,000 short-term credit facility that expires in July, 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 7,500 shares of VCG’s common stock valued at $3.00 per share. The Company had drawn $225,000 on the line of credit by September 30, 2003.

In July 2003, VCG entered into an agreement, with a third party, to purchase a forty-nine percent interest and an option for an additional two percent in three years in a club in Hawaii by for $500,000. The purchase is subject to due diligence review. VCG will have management and voting control and plans to begin operations in December 2003. VCG obtained an option to purchase the property for $1,800,000 on which the club is located the option can be exercised after two years and for a three years term.

In July 2003, VCG entered into a line of credit with a bank for $975,000 that expires in August, 2004 and bears an interest rate of 6% per annum. The line of credit is secured by the $1,300,000 note issued to Mr. Lowrie and the assets of VCGD. The line was drawn to $957,729 on November 12, 2003.

In July 2003 VCG completed a refinance of the properties on which the Indianapolis and Memphis Clubs are located. In connection with the refinancing, VCG repaid the $1,000,000 line of credit secured by a deed of trust on the Indianapolis property and the balance of the $1,640,000 mortgage, less a $20,000 prepayment discount on the Memphis property. There now is a $1,440,000 mortgage on the Indianapolis property and a $824,000 mortgage on the Memphis property. These mortgages will have a 10 year amortization with a 6% per annum interest rate secured by the property and the personal guarantee of Mr. Lowrie.

In June 2003 the board of directors authorized the issuance of options to acquire up to 1,125,000 shares to be registered after the options are purchased. In addition the board authorized the sale of 125,000 shares from the 2003 Stock Option and Stock Bonus Plan. These options and shares are available to contract providers to VCG and affiliated companies.

Effective on October 1, 2003 VCG purchased 100% of the outstanding common stock of International Entertainment Consultants, Inc. (“IEC”) in consideration for the issuance of 4,769 shares of the Company’s restricted common stock to Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of the Company, valued at $15,500 ($3.25 per share), the book value of IEC’s assets.

Management believes the operations of VCG together with the lines of credit, purchase debt funding and sell option shares of common stock will provide adequate liquidity to meet its working capital needs for the next twelve months and will allow for expansion.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities; Use of Proceeds from Registered Securities:

On July 3, 2003, VCG entered into a Line of Credit and Security Agreement with Fourth and One, LLC whereby VCG obtained a $225,000 short-term credit facility which expires in July 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 7,500 shares of VCG’s common stock valued at $3.00 per share. The sale was not underwritten and no commissions or other remuneration was paid in connection with the sale of the shares. The shares were issued under the exemption provided by Section 4(2) of the Securities Act.

The Company adopted a 2003 Stock Option and Stock Bonus Plan and reserved 250,000 shares of common stock for issuance under the Plan. The Company filed a Form S-8 registration statement to register the 250,000 shares of common stock reserved for issuance under the Plan. The Company may receive proceeds upon the exercise of stock options issued under the Stock Option and Stock Bonus Plan, which proceeds will be used for working capital. To date, no stock options have been issued under the Plan. The Company issued 35,000 shares from the plan as payment of directors fees. The stock was issued to the members of the board of directors with each member receiving 5,000 shares each.

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit No.	Exhibit
31.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. 7241

31.2	Certification Statement of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes— Oxley Act of 2002, 18 U.S.C. 7241

32.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification Statement of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes— Oxley Act of 2002, 18 U.S.C. 1350

b. Reports on Form 8-K

1) Filed on October 6, 2003—Disclosing under item 2. Acquisition of Assets. Matters relating to acquisition of the common stock of International Entertainment Consultants, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP. (Registrant)

Date: November 13, 2003	By:	/S/ TROY H. LOWRIE

Troy H. Lowrie, Chairman of the Board and Chief Executive Officer

Date: November 13, 2003	By:	/S/ DONALD W. PROSSER

Donald W. Prosser, Director and Chief Financial and Accounting Officer