Form 10KSB
period 2003-12-31
VCG HOLDING CORP
filed 2004-04-15
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2003

Commission file number: 000-50291

VCG HOLDING CORP.

(Name of small business issuer in its charter)

Colorado	84-1157022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 Union Boulevard, Suite 540, Lakewood, CO 80228

(Address of principal executive offices, including zip code)

(303) 934-2424

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Issuer’s revenues for fiscal year ended December 31, 2003 were $9,091,851.

The aggregate market value of the voting stock held by non-affiliates as of March 31, 2004 was $8,108,520.

The number of shares outstanding of the issuer’s common stock as of March 31, 2004 was 8,026,559.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I

Item 1. Description of Business

VCG Holding Corp. (“VCG”) is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, and upscale restaurant and beverage services in a first class environment to affluent patrons. Our management has over 20 years of experience in successfully owning and operating first class nightclubs and has in-depth knowledge of the industry. Our management has contributed approximately $3.5 million cash and contributed assets of approximately $2.4 million in exchange for shares of our common stock. We were incorporated in Colorado in 1998.

We currently own three nightclubs currently operating, have one nightclub under construction, and two under management agreements with an option to purchase.

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

We believe that there is an opportunity for industry consolidation of many profitable first class clubs which are available for acquisition on favorable terms. We also believe that the benefits of consolidation - namely, centralized management, more efficient operations, less costly overhead, and increased market recognition and identity of the clubs under shared name branding will increase the current profitability of these nightclubs.

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

Our Operations

We have contracted with International Entertainment Consultants, Inc. (“IEC”) to manage our nightclub operations, and in October 2003, we purchased 100% of the outstanding common stock of IEC. IEC has more than 20 years of experience in managing adult entertainment nightclubs and currently has fifteen clubs under management including VCG’s three current clubs. Our Chairman, Mr. Lowrie and our President, Mr. Ocello are affiliated with the other nightclubs managed by IEC. IEC has approximately 75 employees.

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

Through this centralization of management, we are able to realize a substantial reduction in management expense that would otherwise be incurred.

All nightclubs managed by IEC, including those clubs owned by VCG, pay their proportionate share of IEC’s general operating and administrative expenses for all of the nightclubs managed by IEC. These expenses do not include the direct operating expenses of each of our nightclubs which include: food and beverage operations, employee payroll, advertising, entertainment and maintenance of facilities.

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

VCG focuses on acquiring and marketing upscale gentlemen’s clubs in areas that are not market saturated and already receptive to well managed adult gentlemen’s clubs. Adult entertainment nightclubs tend to group together by location. When clubs are within relatively close proximity, regular customers are more likely to try a new club. A significant marketing benefit for VCG will be its ownership of multiple clubs in multiple cities which will enable VCG to obtain brand name recognition for its first-class adult entertainment nightclubs. Management believes VCG is well positioned both financially and managerially to continue to grow in the adult entertainment industry. By expanding into other locations in other cities and states, VCG will have the opportunity to realize the benefits of both the economies of scale and name recognition marketing.

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

Growth

Our goal is to become the leader in the first-class adult entertainment nightclub industry through acquisition of existing nightclubs. We anticipate that the increase in the profitability of our recently acquired nightclubs and the addition of more nightclubs will be a major source of growth. We plan to have at least three nightclubs by fiscal year end 2004. We plan to increase revenue at our recently acquired nightclubs through the efficiencies provided by consolidation and the application of the experience and expertise of IEC.

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

Employees and Independent Contractors

As of December 31, 2003, VCG and its subsidiaries had approximately 270 employees in food and beverage service capacities. VCG has 20 executive personnel provided by IEC. VCG’s employees are not members of a union and VCG has never suffered a work stoppage. The performers providing entertainment in the nightclubs are not employees of VCG. They are self-employed independent contractors who work at VCG’s nightclubs on a non-exclusive basis. The performers pay VCG a fee for providing the facilities for them to perform. The performers’ source of revenue is tips from nightclub customers.

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

We were incorporated as a Colorado corporation in 1998 and in the last two years became the owner of three nightclubs, including real estate, located in suburbs of St. Louis, Missouri; Memphis, Tennessee; and, Indianapolis, Indiana, which have been in business since 1992, 2000 and 1988, respectively. We have acquired a location in Phoenix, AZ that is under construction and due to open in May 2004, have under management a location in Denver, CO owned by the Chairman and manage a location in Hawaii with an option to purchase up to fifty-one percent. We have a limited operating history. We face the risks and uncertainties of other early-stage companies. Our limited operating history and history of losses make future operating results difficult to predict.

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

Our directors and executive officers beneficially own approximately 66.51% of the outstanding shares of our common stock. As a result of this stock ownership, management has sufficient voting power to significantly influence our direction and policies, the election of directors, the outcome of any other matter submitted to a vote of shareholders, and a change in control.

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

We could use the issuance of additional shares of our authorized stock to deter a change in control. Even if a change in control would be beneficial to our shareholders, management would be able to maintain control of our company.

We currently have 8,026,559 shares of common stock outstanding, out of a total of 50,000,000 shares of common stock and 1,000,000 shares of preferred stock authorized for future issuance under our Articles of Incorporation. This does not include 468,210 shares of common stock reserved for issuance under our 2002 Stock Option and Stock Bonus Plan and 225,000 shares of common stock reserved for issuance under our 2003 Stock Option and Stock Bonus Plan. The remaining shares of common stock and preferred stock not issued or reserved for specific purposes may be issued without any action or approval of our shareholders unless such approval is required by applicable law. The issuance of additional shares would make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our shareholders.

We do not anticipate paying dividends in the foreseeable future.

Since our inception we have not paid any dividends and we do not anticipate paying any dividends in the foreseeable future. We expect that future earnings, if any, will be used for working capital and to finance growth.

The public market for our common stock may not be sustained and shareholders may not have liquidity for their shares.

Our stock is currently listed on the Over-the-Counter (“OTC”) Bulletin Board and we have applied for the listing of our common stock on the American Stock Exchange (“AMEX”). However, there can be no assurance that a public market for our common stock will be sustained or that shareholders will have liquidity for their shares.

Future sales of our common stock may depress the price of our stock.

A registration statement on Form SB-2 registering up to 3,136,778 shares of our common stock which was declared effective by the Securities and Exchange Commission (“SEC”) in May 2003. Upon completion of the offering, we may have up to 8,726,559 shares of common stock outstanding. All of these shares will be freely tradable without restriction or further registration under the Securities Act of 1933, as amended (“Securities Act”), except for 74,922 shares issued to a former affiliate of our Company and 4,719,650 shares owned by affiliates not being registered at this time. The future sale of these shares of our common stock may depress the price of our stock. Any sales of shares owned or subsequently purchased by “affiliates” as that term is defined in Rule 144 of the Securities Act, are subject to certain limitations and restrictions.

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward looking statements by using words such as “anticipate,” “believe,” “expect,” “future,” “may,” “should,” “plan,” “projected,” “intend” and similar expressions. These statements are only predictions and are based on our beliefs and the assumptions we made using information currently available to us. Because these statements reflect our current views and assumptions concerning future events, these statements involve known and unknown risks, uncertainties and other factors. Our actual results could differ materially from the results discussed in the forward-looking statements. Undue reliance should not be placed on these forward-looking statements which apply only as of the date of this annual report.

Item 2. Description of Property:

VCG’s Offices

VCG maintains its offices at 390 Union Boulevard, Suite 540, Lakewood, Colorado 80228, telephone number (303) 934-2424, the facilities are shared with its subsidiary IEC for which it pays a pro rata share of rent based on all clubs managed by IEC. VCG is currently paying monthly rent of approximately $5,200 to a third party.

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

In March 2003, VCG RE purchased a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate an additional club. The building is approximately 16,000 square feet (including a 5,000 square foot mezzanine) and the land is approximately four acres. VCG expects that the transfer of the license will be approved in the first quarter, the refinish of the property will be completed and the club will be operational in the second quarter of 2004.

In connection with the purchase of Centerfolds nightclub in Denver from Larisa, Inc. (an unrelated third party) for $1,300,000, the Company authorized a loan of $1,300,000 to Mr. Lowrie pursuant to a promissory note, due in one year at 9% interest, secured by the stock of VCG Restaurant Denver, Inc. (“VCGD”) Mr. Lowrie purchased the club in the name of VCGD and will transfer VCGD by canceling the note. The Company is receiving a management fee of $10,000 per month

VCG signed a letter of intent in February 2004 to purchase 100% of the outstanding stock of Classic Affairs, Inc. (Classic). Classic owns and operates a premium adult nightclub in downtown Minneapolis, Minnesota under the name of Schieks Palace Royale. Under the terms of the agreement, VCG will acquire 100% of outstanding common shares of Classic. The purchase price will be made up of cash, preferred stock, long-term notes and common stock with options. The allocation of the source of funds will be finalized in the definitive agreement to be signed upon approval of the transfer of the liquor license in late April. In addition to the business, VCG retains an option to purchase the real estate. The real estate used by Schieks Palace Royale was a federal reserve bank and is registered as a federal historic landmark. VCG anticipates closing under the definitive agreement within one week of the liquor license transfer in early May.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of VCG’s security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Common Stock

Our common stock is currently listed and trading on the Over-the-Counter (“OTC”) Bulletin Board. We have applied for the listing of our common stock on the American Stock Exchange (“AMEX”).

STOCK QUOTATIONS

	FYE December 31, 2003
	BID
Quarter Ending	High	Low
3/31/03	N/A	N/A
6/30/03	N/A	N/A
9/30/03	3.75	3.00
12/31/03	3.45	3.00

As of March 31, 2004, there were approximately 427 holders of record of VCG’s common stock (which does not include shareholders whose shares are held of record by brokerage firms, if any.

We have filed a registration statement on Form SB-2 to register up to 3,136,778 shares of our common stock, which was declared effective by the SEC in May 2003. The registration statement relates to the offer by selling security holders, for their own accounts, of 2,436,778 shares of our common stock and up to 700,000 shares of our common stock reserved for issuance under our 2002 Stock Option and Bonus Plan. Upon completion of the offering, we may have up to 8,726,559 shares of common stock outstanding. All of these shares will be freely tradable without restriction or further registration under the Securities Act, except for 74,922 shares issued to a former affiliate of our Company and 4,719,650 shares owned by affiliates not being registered at this time. Any sales of shares owned or subsequently purchased by “affiliates” as that term is defined in Rule 144 of the Securities Act, are subject to certain limitations and restrictions.

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

Equity Compensation Plan Information

The following table sets forth information as of the fiscal year ended December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of VCG are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	700,000	(1)
Equity compensation plans not approved by security holders	-0-	-0-	250,000	[(2)]

	-0-	-0-	950,000

(1)	2002 Stock Option and Stock Bonus Plan approved by shareholders on July 22, 2002. Shares of common stock may be issued either: (i) upon the exercise of stock options granted under the Plan; or (ii) as stock bonuses granted under the Plan. Pursuant to Section 6(i) of the Plan, if there is any change in the number of shares of common stock through the declaration of stock dividends, or through a recapitalization resulting in stock splits, or combinations or exchanges of such shares, the number of shares of common stock available for options and the number of such shares covered by outstanding options, and the exercise price per share of the outstanding options, shall be proportionately adjusted to reflect any increase or decrease in the number of issued shares of common stock; provided, however, that any fractional shares resulting from such adjustment shall be eliminated.
(2)	The Company adopted a 2003 Stock Option and Stock Bonus Plan and reserved 250,000 shares of common stock for issuance under the Plan. The Company authorized the preparation and filing of a Form S-8 registration statement to register the 250,000 shares of common stock reserved for issuance under the Plan

Recent Sales of Unregistered Securities

The following equity securities were sold by VCG during the fiscal year ended December 31, 2003 that were not registered under the Securities Act.

Our registration statement on Form SB-2 to register up to 3,136,778 shares of our common stock (Commission File No. 333-99379) was declared effective on May 13, 2003. The registration statement relates to the offer by selling security holders, for their own accounts, of

2,436,778 shares of our common stock and up to 700,000 shares of our common stock reserved for issuance under our Stock Option and Bonus Plan. The selling security holders will sell their shares at prevailing market prices or privately negotiated prices. We will not receive any of the proceeds from the sale of the shares by the selling security holders. We may receive proceeds upon the exercise of stock options issued under our Stock Option and Stock Bonus Plan, which proceeds will be used for working capital.

The offering commenced on May 14, 2003 and has not yet terminated. The offering is not being underwritten. The aggregate offering per share price is $3.25. No shares have been sold and there have been no proceeds to VCG to date. Since the effective date of the registration statement on May 19, 2003, (i) no expenses were incurred for VCG’s account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, or for finders’ fees, (ii) no expenses were paid to or for underwriters, (iii) other expenses were $ 0 and (iv) total expenses were $ 0. Payments for such expenses were direct payments to third-parties and not direct or indirect payments to directors or officers of VCG or their associates, or to persons owning ten (10) percent or more of any class of equity securities of VCG, or to affiliates of VCG. As of March 31, 2004, the net offering proceeds to VCG after deducting the total expenses are $ 0.

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

In July 2003, VCG completely refinanced the properties on which the Indianapolis and Memphis Clubs are located. In connection with the refinancing, VCG will repay the $1,000,000 line of credit secured by a deed of trust on the Indianapolis property and the balance of the $1,640,000 mortgage, less an $80,000 prepayment discount on the Memphis property. There is a $1,440,000 mortgage on the Indianapolis property and a $872,000 mortgage on the Memphis property. These mortgages have a 10 year amortization with a 6% per annum interest rate secured by the property and the personal guarantee of Mr. Lowrie.

In connection with the purchase of Centerfolds nightclub in Denver from Larisa, Inc. for $1,300,000, the Company authorized a loan of $1,300,000 to Mr. Lowrie pursuant to a promissory note, due in one year at nine percent (9%) interest, secured by the stock of VCG Restaurant Denver, Inc. “VCGD” Mr. Lowrie purchased the club in the name of VCGD and will transfer VCGD to the Company.

The Company approved a line of credit with Thomas O’Hara for $700,000 with an annual interest rate of six and half percent (6.5%), and issued Mr. O’Hara 23,333 shares of restricted common stock. The Company had drawn the line of credit for the full $700,000 and has repaid $200,000 plus interest on August 1, 2003. The original draw on the note was used in connection with the loan to Mr. Lowrie for the Centerfolds nightclub purchase.

In addition the Company has a note to VCGD in connection with funding the $1,300,000 payment for the purchase of the nightclub. The interest accrued on the note is $68,250 at December 31, 2003. The Company borrowed $975,000 from a bank and the bank was paid off by VCGD from a loan it secured from a bank. The board agreed to continue to pay to VCGD the same amount as the bank was receiving and the loan will be removed as part of the Company’s acquisition of VCGD. The outstanding balance at December 31, 2003 was $945,487. During the fourth quarter of 2003 the Company advanced $239,472 to VCGD to remodel. At December 31, 2003 the outstanding balance on the advance was $242,329 including interest.

In July 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $225,000 short-term credit facility that expires in July, 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 7,500 shares of VCG’s common stock valued at $3.00 per share. The Company had drawn $225,000 on the line of credit by December 31, 2003.

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

In February 2004 the board of directors authorized the issuance of options to acquire up to 1,000,000 shares to be registered after the options are purchased. In addition the board authorized the sale of 50,000 shares from the 2003 Stock Option and Stock Bonus Plan. These options and shares are available to contract providers to VCG.

Effective on October 1, 2003 VCG purchased 100% of the outstanding common stock of International Entertainment Consultants, Inc. (“IEC”) in consideration for the issuance of 4,769 shares of the Company’s restricted common stock to Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of the Company, valued at $14,307 ($3.00 per share).

In April 2003, VCG entered into a line of credit with a bank for $350,000 that expires in January, 2004 and bears an interest rate of 6% per annum. The line of credit is guaranteed by Lowrie Management LLLP and the proceeds were used to reduce the advance from Lowrie Management LLLP. The Company has paid the line off and entered into a new arrangement that provides a line of credit of $850,000 in December 2003. The terms are similar to the old line of credit and VCG had drawn $670,381 at December 31, 2003. The note is due December 2004.

The analysis of the financial statements below is in two forms. The first is the information comparing the historical information. The second is the analysis of the pro forma combined information that includes all acquisitions combined with the pro forma adjustments. The analysis of the pro forma information is included as there were part year acquisitions of operating clubs in 2002. All historical numbers are presented on a consolidated basis that includes all acquisitions and eliminates inter-company transactions.

Historical

For the Years Ended December 31, 2003 and December 31, 2002

Total Revenues. Total revenues were $9,094,851 for the year ended December 31, 2003, as compared to $7,322,123 for the same period in 2002. The revenues derived from the sale of liquor, beer, and wine comprise approximately 28.47% of total revenues. The revenues from food and merchandise comprise approximately 2.46% of total revenue. The charges to entertainers and cover charges comprise approximately 15.31% of total revenues. The remaining revenues of approximately 53.76% are from the management fees charged by IEC and miscellaneous other revenue sources.

Cost of Sales. Cost of sales was 21.53% of sales of alcoholic beverages, food, and merchandise for the year ended December 31, 2003 is compared to 20.15% for the same period in 2002.

Labor. Labor expenses were $4,449,227 for December 31, 2003, as compared to $ 4,075,971 for the same period in 2002. The increase is due to a full year on the three operating clubs and increase in clubs managed.

General and Administrative Expenses. General and administrative expenses were $2,490,750 for the year ended December 31, 2003, as compared to $1,901,725 for the same period in 2002. Included in general and administrative expenses for the year ended December 31, 2003 and 2002 and are the following items: charge card and bank fees of $69,829 and $49,129; legal and accounting costs of $257,576 and $210,951; and advertising and marketing costs of $334,081 and $316,935.

Interest Expense. Interest expense increased by $360,238 for the year ended December 31, 2003, as compared to $179,039 for the same period in 2002. The increase is due to debt incurred in connection with growth.

Net income. Net income for the year ended December 31, 2003 was $677,039. Net loss for the year ended December 31, 2002 was $(153,849). This includes a one-time impairment write-off of $594,782 of goodwill on the Memphis Club.

Pro Forma

For the Years Ended December 31, 2003 and December 31, 2002

Total Revenues. Total revenues were $9,091,851 for the year ended December 31, 2003, as compared with $9,070,493 for the year ended December 31, 2002.

Cost of Sales. Cost of sales were 21.6% and 20.2%, respectively, of sales of alcoholic beverages, food, and merchandise for the years ended December 31, 2003 and 2002.

Labor. Labor expenses were $4,449,277 for the year ended December 31, 2003, as compared to $4,440,453 for the same period in 2002, an increase of approximately 0.35%.

General and Administrative Expenses. General and administrative expenses increased 11.29% for the year ended December 31, 2003 as compared to the same period in 2003. Taxes and permits increased 6%. Legal and accounting expenses increased $46,625. The increase is primarily to due the costs of acquisitions and the public offering. The depreciation and amortization increased by $109,779 for the year ended December 31, 2003 compared to the same period in 2002.

Interest Expense. Interest expense increased $181,203 for the year ended December 31, 2003 as compared to the same period in 2002. This increase was due to the purchase of properties related to the night clubs and growth.

Net income. Net income after taxes was $677,039 for the year ended December 31, 2003 as compared with $529,737 for the same period in 2002.

Liquidity and Capital Resources

At December 31, 2003, VCG had working capital of $125,602. The increase in working capital is primarily due to the refinancing of the long term debt and earnings.

VCG had stockholder’s equity of $7,537,767 at December 31, 2003 as compared to $4,970,693 at December 31, 2002. The increase is the result of acquisitions, operations, and the contribution of $2,048,068 cash for common stock.

The net cash used in operations for the year ended December 31, 2003 was $386,475 as compared to proceeds from operations in 2002 of $693,375. VCG used $1,526,866 of 2003 cash flow for advances on construction, advances to the Hawaii opportunity and receivables.

The net cash used by investing activities for the year ended December 31, 2003 was $3,832,834, most of which was used for the purchase of fixed assets and the Centerfold note.

Cash used for financing activities in 2003 of $5,132,303 was applied to the reduction of debt and deferred offering costs.

The cash provided by financing activities for December 31, 2003 was $9,285,569. The cash provided by financing activities consisted of $2,048,068 from sales of securities, $7,237,501 on mortgages and credit facilities, including $602,077 from a related party loan.

In June 2002, Lowrie Management provided VCG with a long-term credit facility of $1,400,000 which was fully drawn down in June 2002 as part of the purchase of the property in Indianapolis, Indiana. Interest is charged initially at 9%, and all outstanding principal and accrued interest is due July 2007. The terms of this credit facility include a provision for conversion at any time after June 30, 2003, at the election of the lender, into shares of common stock of VCG at $1.00 per share. At December 31, 2003, VCG had paid $59,258 of interest and converted the $1,400,000 note payable into common stock. In March 2003, VCG drew down the available $80,000 under the credit facility in connection with the acquisition of the Phoenix, Arizona property.

In March 2003, VCG obtained and fully drew down a $1,200,000 short-term credit facility as part of the purchase of the property in Phoenix, Arizona. Interest is charged at the rate of 6.5% per annum, and all outstanding principal and accrued interest is due in March 2005. On March 31, 2004, the outstanding balance of the credit facility was $1,200,000.

In July 2003, VCG completely refinanced the properties on which the Indianapolis and Memphis Clubs are located. In connection with the refinancing, VCG will repay the $1,000,000 line of credit secured by a deed of trust on the Indianapolis property and the balance of the $1,640,000 mortgage, less an $80,000 prepayment discount on the Memphis property. There is a $1,440,000 mortgage on the Indianapolis property and a $872,000 mortgage on the Memphis property. These mortgages have a 10 year amortization with a 6% per annum interest rate secured by the property and the personal guarantee of Mr. Lowrie.

In July 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $225,000 short-term credit facility that expires in July, 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 7,500 shares of VCG’s common stock valued at $3.00 per share. The Company had drawn $225,000 on the line of credit by March 31, 2004.

In April 2003, VCG entered into a line of credit with a bank for $350,000 that expires in January, 2004 and bears an interest rate of 6% per annum. The line of credit is guaranteed by Lowrie Management LLLP and the proceeds were used to reduce the advance from Lowrie Management LLLP. The Company has paid the line off and entered into a new arrangement that provides a line of credit of $850,000 in December 2003. The terms are similar to the old line of credit and VCG had drawn $670,381 at December 31, 2003. The note is due December 2004. At March 31, 2004 the balance draw on the line is $850,000.

Management believes the operations of VCG together with the lines of credit and purchase debt funding will provide adequate liquidity to meet its working capital needs for the next twelve months and will allow for expansion.

VCG has identified acquisition candidates and has entered into discussions with some of the candidates. These discussions are continuing. VCG has one acquisition probable at this time. Accordingly, we have one material capital commitments for an acquisition. VCG signed a letter of intent in February 2004 to purchase 100% of the outstanding stock of Classic Affairs, Inc. (Classic). Classic owns and operates a premium adult nightclub in downtown Minneapolis, Minnesota under the name of Schieks Palace Royale. Under the terms of the agreement, VCG will acquire 100% of outstanding common shares of Classic. The purchase price will be made up of cash, preferred stock, long-term notes and common stock with options. The allocation of the source of funds will be finalized in the definitive agreement to be signed upon approval of the transfer of the liquor license in late April. In addition to the business, VCG retains an option to purchase the real estate. The real estate used by Schieks Palace Royale was a federal reserve bank and is registered as a federal historic landmark. VCG anticipates closing under the definitive agreement within one week of the liquor license transfer in early May.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded for the fair market value of the obligation in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. The discloser provisions of FIN 45 are effective foe annual and interim periods after December 31, 2002. The recognition provisions of FIN 45 are applicable prospectively to guarantees entered after December 31, 2002. The adoption of FIN 45 effective January 1, 2003 did not have a material effect on the Company’s results of operations or financial postion.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No.150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAB No. 150, effective July 1, 2003, did not have a material effect on the Company’s results of operations or financial position.

Item 7. Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors

VCG Holding Corp.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of VCG Holding Corp. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of VCG Holding Corp. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Causey Demgen or Moore Inc

Denver, Colorado

April 9, 2004

VCG Holding Corp.

Consolidated Balance Sheets

	December 31,
	2003	2002
Assets
Current Assets
Cash & cash equivalents	$366,654	$432,697
Other receivables - includes related parties	2,857,580	95,487
Inventories	41,907	23,574
Prepaid expenses	193,433	16,602

Total Current Assets	3,459,574	568,360

Equipment and Leasehold Improvements
Land	831,225	530,340
Buildings	8,398,972	5,278,240
Equipment	624,817	155,173
Furniture & Fixtures	149,483	131,478
Signs	22,688	18,431
Leasehold improvements	513,890	295,239
Less accumulated depreciation	(416,647)	(191,745)

Net equipment and leasehold improvements	10,124,428	6,217,156

Other Assets
Deposits	46,956	13,183
License Costs	145,838	—
Loan Fees, net	228,943	13,500
Goodwill	3,909,380	3,809,380
Plans and drawings	139,943	55,431
Construction period interest and taxes	238,401	—
Deferred offering costs	10,751	103,821
Investments	186,998	41,298

Total Other Assets	4,907,210	4,036,613

Total Assets	$18,491,212	$10,822,129

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable - trade	$92,897	$100,481
Accrued expenses	718,905	424,214
Due to related parties	—	1,320,000
Income taxes payable	79,012	84,126
Current portion of capitalized lease	112,140	94,773
Current portion of long-term debt	2,331,018	1,608,747

Total current liabilities	3,333,972	3,632,341

Long-term Debt
Deferred income taxes	86,346	—
Capitalized lease	1,184,403	1,259,342
Long-term debt	6,348,724	959,753

Total long-term debt	7,619,473	2,219,095

Stockholders’ Equity
Common stock	798	624
Paid-in capital	6,474,570	4,501,012
Retained earnings	1,062,399	469,057

Total stockholders’ equity	7,537,767	4,970,693

Total Liabilities and Stockholders’ Equity	$18,491,212	$10,822,129

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Income

For the years ended,

	December 31,
	2003	2002
Revenues
Sales of Alcoholic beverages	$2,588,706	$1,978,192
Sales of food and merchandise	223,281	149,587
Service revenue	1,391,566	1,009,610
Other	4,888,298	4,184,734

Total Revenue	9,091,851	7,322,123

Operating Expenses
Cost of goods sold	605,543	428,755
Salaries and wages	4,449,277	4,075,971
Management fee	—	—
Other general and administrative
Taxes and permits	420,813	364,162
Charge card and bank fees	69,829	49,129
Rent	73,977	147,427
Legal and professional	257,576	210,951
Advertising and marketing	334,081	316,935
Other	1,334,474	813,121
Write-down goodwill to market	—	594,782
Depreciation & amortization	252,257	142,478

Total Operating Expenses	7,797,827	7,143,711

Income from operations	1,294,024	178,412

Other income (expenses)
Interest expense	(360,238)	(179,039)
Interest income	76,772	4,554
Unrealized gain on marketable securities	3,085	—
Other	—	—

Total Other Income (Expenses)	(280,381)	(174,485)

Net income before income taxes	1,013,643	3,927

Income tax expense – current	250,257	157,776
Income tax expense - deferred	86,347	—

Total income taxes	336,604	157,776

Net income	$677,039	$(153,849)

Basis income per common share	$.10	$(0.04)

Weighted average shares outstanding	7,070,760	4,364,310

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statement of Stockholders’ Equity

For the years ended December 31, 2003 and 2002

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2001	—	$—	1,750,000	$175	$11,461	$(9,628)	$2,008
Sales of common stock for cash			2,100,000	210	2,099,790	—	2,100,000
Issuance of common stock to acquire:
Assets and liabilities of Indy of Colorado, Ltd.			1,590,000	159	1,589,841	—	1,590,000
Stock of Tennessee Restaurant Concepts, Inc.			604,800	60	604,740	—	604,800
Purchase of Tennessee building			195,200	20	195,180	—	195,200
Loss for year ended, December 31, 2002	—	—	—	—	—	(153,849)	(153,849)
Prior loss on Tennessee (January 1, 2002 to June 30, 2002)						581,788	581,788
Equity of IEC, Inc. at December 31, 2002	—	—	—	—	—	50,746	50,746

Balances, December 31, 2002	—	$—	6,240,000	$624	$4,501,012	$469,057	$4,970,693
Issuance of common stock in connection with the receipt of lines of credit	—	—	70,833	7	212,493	—	212,500
Issuance of common stock in connection with the payment for legal services	—	—	45,957	4	79,366	—	79,370
Issuance of common stock in connection with the payment for services	—	—	115,000	12	202,488	—	202,500
Issuance of common stock in connection with the conversion of debt	—	—	1,400,000	140	1,399,860	—	1,400,000
Deferred offering costs	—	—	—	—	(149,945)	—	(149,945)
Sale of common stock for cash	—	—	100,000	10	214,990	—	215,000
Issuance of stock to acquire IEC, Inc.	—	—	4,769	1	14,306	(14,307)	—
IEC distributions	—	—	—	—	—	(69,390)	(69,390)
Income for year ended, December 31, 2003	—	—	—	—	—	677,039	677,039

Balances, December 31, 2003	—	$—	7,976,559	$798	$6,474,570	$1,062,399	$7,537,767

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the years ended,

	December 31,
	2003	2002
Net income (loss)	$677,039	$(153,849)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,257	144,758
Write-down of goodwill to market	—	594,782
(Increase) decrease in other receivables	(1,526,866)	141,684
(Increase) in inventory	(18,333)	(5,462)
(Increase) in prepaid expenses	(82,819)	(2,051)
(Gain) on unrealized marketable securities	(3,085)	—
Increase (decrease) in trade accounts payable	(7,584)	68,084
(Decrease) in bank overdraft	—	(54,426)
Increase (decrease) in income taxes payable	(51,081)	78,545
Increase in deferred income taxes payable	86,346	—
Increase (decrease) in accrued expenses	287,651	(118,690)

Net cash provided by operating activities	(386,475)	693,375

Investing Activities
Investments	(186,998)	(849,688)
Purchase of fixed assets	(1,763,312)	(5,993,558)
Issuance of note receivable	(1,300,000)	—
Purchase of goodwill and non compete agreement	(100,000)	(3,279,998)
Deposits	(33,773)	(3,458)
Investment in plans and drawings	(84,512)	(55,431)
Investment in licenses	(145,838)	—
Construction period interest and taxes	(218,401)	—

Net cash used by investing activities	(3,832,834)	(10,182,133)

Financing Activities
Deferred offering costs	(56,875)	(103,821)
Cost of loan fee	(50,298)	(15,000)
Proceeds from capitalized lease	37,200	1,421,628
Payment on capitalized lease	(94,773)	(67,512)
Proceeds from mortgage payable	6,598,224	2,640,000
Payments on mortgage payable	(3,489,059)	(71,501)
Loan from related party	602,077	1,401,450
Distribution	(41,298)	(12,042)
Related party payments	(1,400,000)	(121,579)
Proceeds from capital contributions	2,048,068	4,489,551

Net cash provided by financing activities	4,153,266	9,561,623

Net increase (decrease) in cash	(66,043)	72,865
Cash beginning of year	432,697	359,832

Cash end of year	$366,654	$432,697

Interest Paid	$528,818	$158,836

Income Taxes Paid	$176,886	$75,000

Supplemental disclosure of non-cash investing and financing activities:
During 2002, the Company acquired the stock of Platinum and the assets of Indy for the Company’s common stock. The Company also entered into a capital lease for a building recorded at $1,421,628.
During 2003, the Company paid $212,500 for loan fees in Common Stock.
During 2003, the Company paid $79,370 for legal fees in Common Stock.
During 2003, the Company paid $202,500 for services in Common Stock
During 2003, the Company received $2,400,000 in seller financing for the purchase of a building.

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp

Notes To Consolidated Financial Statements

For the years ended December 31, 2003 and 2002

1)	Organization

The Company was organized on May 16, 1989 for the purpose of engaging in any lawful business, but it was management’s plan to seek a business combination. On November 1, 1995, the Company was administratively dissolved by the Colorado Secretary of State due to no renewal of the required corporate report. Effective January 8, 1998, the Company reincorporated for the purpose of carrying on the business of the old corporation. Until January 8, 1998, the Company was a wholly owned subsidiary of Vanden Capital Group, Inc.

The Company reincorporated as a Colorado corporation in December 1998. The Company in April 2002 came under new management and is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. The Company owns and operates three nightclubs located in suburbs of Memphis, Tennessee; Indianapolis, Indiana; and, East St. Louis, Illinois.

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

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

1)	Organization (Continued)

In June 2002, VCGRE purchased the building that INDY leases space. VCGRE paid $2,550,000 for the building and land. The property has a mortgage of $1,000,000 from a bank and is guaranteed by the Chairman of the Company. In addition a company affiliated with the Company’s Chairman, provided a $1,400,000 credit facility, which was used to partially fund the purchase of the building and land.

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

In May 2003, VCG RE purchased a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate additional club. The purchase price of $3,800,000 was paid in $1,400,000 cash and a $2,400,000 mortgage on the property. The cash portion of the purchase price was paid from: (a) VCG’s cash flow; (b) drawing down the available $80,000 credit on the long-term credit facility; and (c) drawing down the entire $1,200,000 short-term credit facility. In addition VCG purchased the entire interest in the Epicurean Enterprises, LLC. The asset of Epicurean is the liquor and entertainment license for the location purchased in Phoenix, AZ; VCG paid $100,000 for the Epicurean

On October 1, 2003 VCG purchased 100% of the outstanding common stock of International Entertainment Consultants, Inc. (“IEC”) in consideration for the issuance of 4,769 shares of the Company’s restricted common stock to Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of the Company, valued at $14,307 ($3.00 per share). IEC was owned 100% by an affiliate of the Company and therefore is treated as being under common control with the Company.

2)	Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and Platinum of Illinois, Incorporated; from May 1, 2002, Indy Restaurant Concepts, Inc.: from July 1, 2002, Tennessee Restaurant Concepts, Inc.; for all periods presented, Epicurean Enterprises, LLC.; from May 1, 2003, International Entertainment Consultants, Inc.; for all periods presented, and VCG Real Estate Holding, Inc. from date of inception (July 3, 2002). All significant inter-company balances and transactions are eliminated in the consolidation. The Company has elected to report consolidated operations under the guidance of ARB 51 for consolidated companies.

The 2002 Financial Statements have been restated for the acquisition of IEC, a Company under common control. The effect of the restatement was to increase revenues by $3,694,319 and reduce the net loss by $32,952.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

2)	Summary of Accounting Policies (Continued)

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

Use of Estimates in the Preparation of Financial Statements

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting periods. Accordingly, actual results could differ from those estimates.

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

Property and Equipment

Property and equipment are stated at cost. Cost of property renovations or improvements are capitalized; costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

Building and improvements	40 years
Leasehold improvements	7-15 years
Equipment, furniture and signs	5-7 years

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

2)	Summary of Accounting Policies (Continued)

Revenue Recognition

The Company recognizes all revenues at point-of-sale upon receipt of cash, check or charge card sale. VIP Room Memberships are amortized into revenue over the one year period of membership.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

2)	Summary of Accounting Policies (Continued)

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

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25. As no options were issued during 2002 or 2003 SFAS 123 did not have any effect on the Company’s financial statements.

Goodwill

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets” on April 30, 2002. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company, as no adjustment was needed at December 31, 2003 and 2002.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

2)	Summary of Accounting Policies (Continued)

Goodwill (Continued)

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

Impaired Assets

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Requirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective December 31, 2002 for the Company. The adoption of this statement had no material impact on its consolidated financial statements.

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

Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded for the fair market value of the obligation in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires certain disclosures about each of the entity’s guarantees. The discloser provisions of FIN 45 are effective foe annual and interim periods after December 31, 2002. The recognition provisions of FIN 45 are applicable prospectively to guarantees entered after December 31, 2002. The adoption of FIN 45 effective January 1, 2003 did not have a material effect on the Company’s results of operations or financial postion.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No.150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAB No. 150, effective July 1, 2003, did not have a material effect on the Company’s results of operations or financial position.

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

For the years ended December 31, 2003 and 2002

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

On June 30, 2002, the Company acquired all of the outstanding capital stock of Tennessee Restaurant Concepts, Inc., a Tennessee corporation. The acquisition of TRC was accounted for as an acquisition of an entity under common control; therefore the operations of TRC have been included in the accompanying statements of operations for the entire year ended December 31, 2002. Consideration for the purchase was 604,800 shares of Company common stock valued at their fair market value of $604,800. TRC is operated as a wholly owned subsidiary of the Company and operates PT’s Showclub in Memphis, Tennessee.

The purchase price and adjustments to the historical book values of TRC are as follows:

Book value of cash and other current assets	$24,584
Book value of inventory acquired	5,200
Book value of property and equipment	108,351
Book value of other assets	9,725
Less, liabilities assumed	(26,612)
Excess cost over fair values assigned to goodwill	483,552

Purchase price	$604,800

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

3)	Acquisitions (Continued)

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

On June 30, 2002 the building and land on which PT’s Showclub in Indianapolis, Indiana is located was purchased. The Purchase Agreement for the building and land was originally between the seller and Lowrie Management and was subsequently assigned to VCG RE. The purchase price of $2,550,000 was paid $1,550,000 in cash and a $1,000,000 mortgage. (Note 7, 8 and 9)

On May 1 2003, a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate additional club, was purchased for $3,800,000 was paid in $1,400,000 cash and a $2,400,000 mortgage on the property. The cash portion of the purchase price was paid from: (a) VCG’s cash flow; (b) drawing down the available $80,000 credit on the long-term credit facility; and (c) drawing down $1,200,000 short-term credit facility. (Note 9)

On May 1 2003, the Company acquired all of the membership interest in Epicurean Enterprises, LLC. to obtain the liquor and entertainment license for the location in Phoenix, AZ and paid $100,000 for the interest. There was no book value of Epicurean upon acquisition and the entire purchase price was assigned to goodwill.

On October 1, 2003 VCG purchased all of the outstanding common stock of International Entertainment Consultants, Inc. (“IEC”) in consideration for the issuance of 4,769 shares of the Company’s restricted common stock from Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of the Company, valued at $14,307 ($3.00 per share). The purchase price and adjustments to the historical book values of IEC are as follows:

Book value of cash and other current assets	$714,572
Book value of property and equipment	—
Less, liabilities assumed	(700,265)
Excess cost over fair values assigned to goodwill	—

Purchase price	$14,307

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

4)	Incorporation and Change in Tax Status

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

$226,298

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

6)	Obligation under Capital Lease

The Company has two capital lease obligations, which is included in property in St. Louis and equipment in Indianapolis, and is summarized as follows:

	St. Louis	Indianapolis
Equipment	$—	$37,200
Land	100,000	—
Building	1,321,628	—

	1,421,628	37,200
Less Accumulated Decpreciation	(56,980)	—

	$1,365,148	$37,200

The St Louis capital lease requires a monthly payment of $15,000 including effective interest of 6.697% per annum through April 2007.

The Indianapolis capital lease requires a monthly payment of $1,225.37 including effective interest of 12.042% per annum through December 2006.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

6)	Obligation under Capital Lease (Continued)

Future minimum lease payments under capital leases at December 31, as follows:

Years Ending December 31:
2004	$194,704
2005	194,704
2006	194,706
2007	960,000

1,544,114
Less: amount representing interest	247,571

Present value of future minimum lease payment	1,296,543
Less: current maturities	112,140

Long-term capital lease obligation	$1,184,403

7)	Long-term debt

	2003	2002
Long-term debt consists of the following:

5.75% mortgage loan from a bank, secured by real estate in Indianapolis, Indiana. Payable at $7,070 per month including interest, due July, 2005. After first year the interest rate is adjustable to 1 percent over seventy-five percent of the Wall Street Journal Prime Rate rounded to the near eighth of a percent. Paid off 2003 Guaranteed by the chairman of the Company.	$—	$988,500

4% note payable to an individual secured by real estate in Memphis, Tennessee. Payable at $15,000 per month including interest, due September, 2003. The payment is allocated $5,000 to interest and $10,000 to principle reduction. Paid off 2003. Guaranteed by the chairman of the Company	—	1,580,000

6% mortgage loan from a bank, secured by real estate in Indianapolis, Indiana. Payable at $16,053 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the near eighth of a percent. Guaranteed by the chairman of the Company	1,395,289	—

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

7)	Long-term debt (Continued)

6% mortgage loan from a bank, secured by real estate in Memphis, Tennessee. Payable at $9,186 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the near eighth of a percent. Guaranteed by the chairman of the Company	798,416	—

8% mortgage loan from a Company, secured by real estate in Phoenix, Arizona. Payable at $22,949 per month including interest, due June, 2018. After the fifth year the interest rate is adjustable to 4 percent over the ten year treasury rate or twelve percent which ever is less.	2,343,092	—

6.5% line of credit from a Company, secured by real estate in Phoenix, Arizona. Payable at interest only monthly, due March, 2005. The line is $1,200,000. Guaranteed by the chairman of the Company	1,200,000	—

6.5% line of credit from a Individual, secured by the advance to Entertainment International, Inc. Payable interest only monthly, due May, 2004. The line is $700,000. Guaranteed by the chairman of the Company	500,000	—

6.5% line of credit from a Company, secured by the general assets of the Company, payable at $1,219 per month interest only, due June, 2004. The line is $225,000. Guaranteed by the chairman of the Company	225,000	—

5% line of credit from a Bank, secured by the general assets of the Company, payable monthly interest only, due December, 2004. Interest rate is adjustable to 1% over the Wall Street Journal Prime Rate. The line is $850,000. Guaranteed by the chairman of the Company	670,381	—

6.5% loan from a VCGD, unsecured, related to the the assets of Centerfolds, payable at $11,120 per month including interest, due June, 2006	945,487	—

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

7)	Long-term debt (Continued)

6% Note to a partnership controlled by the Chairman, payable upon demand including interest.	140,920	—

7.5% Note to a partnership controlled by the Chairman, payable upon demand including interest.	461,157	—

Total	$8,679,742	$2,568,500

Less current portion long-term debt	2,331,018	1,608,747

Long-term debt	$6,348,724	$959,753

The following are the maturities of the long-term:

2004	$2,331,018
2005	1,564,188
2006	1,096,908
2007	325,787
2008	2,163,796
Thereafter	1,198,045

$8,679,742

8)	Income Taxes

A reconciliation of the Company’s effective income tax rate and the United States statutory rate is as follows:

	2003	2002
United States statutory rate	34.00%	34.00%

State income taxes, net of Federal income tax benefit	2.55	3.63
Illinois replacement tax	—	8.00
Reduction by valuation allowance (used NOL)	—	(4.20)
Tax Credits	(1.11)	—
Book to tax differences	(2.23)	12.57
Nondeductible prior period loss of TRC	—	(598.00)

	33.21%	(544.00%)

The provisions for income taxes from continuing operations consist of the following components:

	2003	2002
Current tax expense	$261,555	$163,887
Deferred tax expense	86,347	—
Other credits	(11,298)	(6,111)

	$336,604	$157,776

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

9)	Due to/from Related Parties

Credit Facility

In June 2002, Lowrie Management, LLLP, a company affiliated with Mr. Lowrie, provided a $1,400,000 long-term credit facility which expires in July 2007 and bears interest at 9% per annum. Debt under the credit facility was convertible at any time after June 30, 2003, at the election of the lender, into shares of the Company’s common stock at $1.00 per share. This credit facility was fully drawn to partially fund the purchase of real estate in Indianapolis, Illinois. The Company believes the credit facility to be fair and reasonable as it is on at least as favorable terms as would be available from a third party. The outstanding balance was $1,320,000 as December 31, 2002 and the balance of $1,400,000 was converted to common stock on July 1, 2003. (Note 3 and 10)

Centerfolds Purchase

In connection with the purchase of Centerfolds nightclub in Denver from Larisa, Inc. (an unrelated third party) for $1,300,000, the Company authorized a loan of $1,300,000 to the chairman pursuant to a promissory note, due in one year at 9% interest, secured by the stock of VCG Restaurant Denver, Inc. (“VCGD”) Mr. Lowrie purchased the club in the name of VCGD and will transfer VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company will purchase VCGD by canceling the note. In the event the liquor license is not approved, the Company will have the option to purchase VCGD or to require Mr. Lowrie pay the loan. The Company is receiving a management fee of $10,000 per month. The board has approved the exercise of the option. In addition the Company has a note to VCGD in connection with funding the $1,300,000 payment for the purchase of the nightclub. The interest accrued on the note is $68,250 at December 31, 2003. The Company borrowed $975,000 from a bank and the bank was paid off by VCGD from a loan it secured from a bank. The board agreed to continue to pay to VCGD the same amount as the bank was receiving and the loan will be removed as part of the Company’s acquisition of VCGD. The outstanding balance at December 31, 2003 was $945,487. During the fourth quarter of 2003 the Company advanced $239,472 to VCGD to remodel. At December 31, 2003 the outstanding balance on the advance was $242,329 including interest.

Lowrie Management LLLLP Advances

During the year the Company has received advances from Lowrie Management LLLLP. These advances were used for various cash flow needs. The board agreed to pay interest on the balances owed and the balances due are include in two notes with outstanding balances at December 31, 2003 of $140,920 and $461,157. Interest of $21,799 was accrued but unpaid at December 31, 2003.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

10)	Stockholders’ Equity

Description of Securities

Authorized capital stock consists of 50,000,000 shares of common stock, $.0001 value per share, and 1,000,000 shares of preferred stock, $.0001 value per share. As of December 30, 2003 and 2002, 7,976,559 shares and 6,240,000 shares of common stock were outstanding, and no shares of preferred stock were outstanding.

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

Preferred Stock

The Board of Directors, without further action by the shareholders, is authorized to issue up to 1,000,000 shares of preferred stock in one or more series. The board may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. The Board has not authorized any series of preferred stock, and there are no agreements or understandings for the issuance of any shares of preferred stock. Because of its broad discretion with respect to the creation and issuance of preferred stock without shareholder approval, the Board could adversely affect the voting power of the holders of our common stock and, by issuing shares of preferred stock with certain voting, conversion and/or redemption rights, could delay, defer or prevent an attempt to obtain control of the Company. The board has authorized sale of 400,000 shares of Class A Preferred. These shares will be issued in 2004 in connection with an acquisition.

Stock Option and Stock Bonus Plans

The Board adopted the 2002 Stock Option and Stock Bonus Plan as of April 23, 2002 and it was approved by our shareholders on July 22, 2002. On June 23, 2003, the Board adopted the 2003 stock option and stock bonus plan. Under the Plans, the Company may grant to designated employees, officers, directors, advisors and independent contractors incentive stock options, nonqualified stock options and stock. By encouraging stock ownership, we seek to motivate Plan participants by allowing them an opportunity to benefit from any increased value of the Company which their individual effort, initiative, and skill help produce. As of December 31, 2003 stock bonuses of 231,790 shares had been issued under the 2002 Plan. Up to 700,000 and 250,000 shares of common stock are authorized for issuance under the 2002 and 2003 Plan, respectively.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2003 and 2002

10)	Stockholders’ Equity (Continued)

Stock Option and Stock Bonus Plan (Continued)

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

For the years ended December 31, 2003 and 2002

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

11)	Advances to Entertainment International, Inc.

In July 2003, VCG entered into an agreement, with a third party, to purchase a forty-nine percent interest and an option for two percent more in the next three years in a club in Hawaii by November 2003 for $500,000. The purchase is subject to due diligence review and approval by the State of Hawaii and City of Honolulu. VCG will have management and voting control and plans to begin operations in December 2003. VCG has advanced $719,467 to the project through December 31, 2003. VCG obtained an option to purchase the property for $1,800,000 on which the club is located the option can be exercised after two years. The opening was delayed until January 2004, VCG has advanced $1,000,000 and the board is reviewing the options.

12)	Investment in marketable securities

At December 31, 2003 VCG had investments in marketable securities of common stock with a carry value of $183,913 and a fair market value of $186,998.

13)	Subsequent Events

VCG signed a letter of intent in February 2004 to purchase 100% of the outstanding stock of Classic Affairs, Inc. (Classic). Classic owns and operates a premium adult nightclub in downtown Minneapolis, Minnesota under the name of Schieks Palace Royale. Under the terms of the agreement, VCG will acquire 100% of outstanding common shares of Classic. The purchase price will be made up of cash, preferred stock, long-term notes and common stock with options. The allocation of the source of funds will be finalized in the definitive agreement to be signed upon approval of the transfer of the liquor license in late April. In addition to the business, VCG retains an option to purchase the real estate. The real estate used by Schieks Palace Royale was a federal reserve bank and is registered as a federal historic landmark. VCG anticipates closing under the definitive agreement within one week of the liquor license transfer in early May.

In February 2004 the board of directors authorized the issuance of options to acquire up to 1,000,000 shares to be registered after the options are purchased. In addition the board authorized the sale of 50,000 shares from the 2003 Stock Option and Stock Bonus Plan. These options and shares are available to contract providers to VCG.

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

Item 8A. Controls and Procedures]

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

PART III

Item 9. Directors and Executive Officers of the Registrant

The following table sets forth certain information about our directors and executive officers as of December 31, 2003.

Name	Age	Position
Troy H. Lowrie	38	Chairman of the Board and Chief Executive Officer

Micheal L. Ocello	44	Director and President

Donald W. Prosser	52	Director, Chief Financial and Accounting Officer

Mary E. Bowles-Cook	50	Secretary and Treasurer

Robert J. McGraw, Jr.	49	Director

Rand E. Kruger	53	Director

Allan S. Rubin	37	Director

Arthur M. Schwartz*	76	Director

Edward Bearman, **	39	Director

*Resigned as a member of the Board of Directors on January 10, 2004

**Appointed as member of the Board Of Directors on February 24, 2004

Our directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Our officers serve at the pleasure of the Board of Directors. Messrs. McGraw, Kruger, Rubin and Bearman are independent directors.

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

Committees

The members Company’s audit committee, compensation committee and nominating committee were appointed in November 2002. The nominating and compensation committees began service on May 13, 2003.

The audit committee consists of the following independent directors of VCG: Robert J. McGraw, Jr., Rand E. Kruger and Allan S. Rubin. Mr. McGraw is our “audit committee financial expert” as defined under applicable Securities and Exchange Commission (“SEC”)

rules. The audit committee’s primary responsibilities are to: monitor VCG’s financial reporting process and internal control system; monitor the audit processes of VCG’s independent auditors, and internal financial management; and provide an open avenue of communication among VCG’s independent auditors, financial and senior management, and the Board. The committee reviews its charter annually and updates it as appropriate. The committee also recommends to the Board whether or not the year-end audited financial statements should be included in VCG’s annual report for filing with the SEC. The committee met three times during the year, reviewed the 10QSB filings and met independently with the audit firm.

The compensation committee consists of the following independent directors of VCG: Robert J. McGraw, Jr., Rand E. Kruger and Allan Rubin The compensation committee administers VCG’s incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The committee met once to review the loans to and from the chairman Troy Lowrie.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires VCG’s Directors, certain officers and persons who own more than ten percent of the outstanding common stock of VCG, to file with the SEC reports of changes in ownership of the common stock of VCG held by such persons. Officers, directors and greater than ten percent shareholders are also required to furnish VCG with copies of all forms they file under this regulation. No Section 16(a) reports were filed in 2003. The forms were all filed in 2004.

Code of Ethics

VCG has adopted a code of ethics that applies to VCG’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

VCG’s code of ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that VCG files with, or submits to, the SEC and in other public communications made by VCG;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the ethics code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the ethics code.

Item 10. Executive compensation

Summary Compensation Table

Long Term Compensation
		Annual Compensation					Awards		Payouts
Name and Principal Position	Year	Salary($)		Bonus($)		Other Compensation($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compensation($)
Troy H. Lowrie, CEO	2003 2002		-0- -0-		-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Micheal L. Ocello, President	2003 2002	$ $	24,000 12,000		-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Donald W. Prosser, CFO	2003 2002	$ $	75,000 12,500	$ $	700 700	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

No compensation was awarded to, earned by or paid to our executive officers during the fiscal year ended December 31, 2001. For his services as our President, Mr. Ocello receives an annual salary of $24,000. This salary commenced May 1, 2002. For his services as Chief Financial Officer, Mr. Prosser receives compensation of $75,000 per year. This compensation commenced on November 1, 2002. No other compensation has been awarded to, earned by or paid to any other executive officer.

We have contracted with International Entertainment Consultants, Inc., a wholly-owned subsidiary of VCG (“IEC”), to operate our nightclubs. Each of our nightclubs pays its proportionate share of IEC’s general operating and administrative expenses for all of the nightclubs managed by IEC. These include IEC’s expenses for 21 management personnel and Mr. Ocello who manages these employees in his capacity as National Director of Operations for IEC. IEC paid $114,400 in 2003 to Unique Entertainment Consultants, Inc. (“UEC”) for Mr. Ocello’s services relating to all clubs under IEC Management, including VCG’s clubs. UEC will continue to be paid by IEC for Mr. Ocello’s services. Mr. Ocello is a principal of UEC.

Mr. Prosser serves as Chief Financial Officer for VCG. VCG pays Donald W. Prosser, P.C. (“DWP”) for his services. Mr. Prosser is a principal of DWP. Mr. Prosser also has duties as Chief Financial Officer of IEC which are not related to his duties with VCG. For these services DWP received $25,000 for 2003. Mr. Lowrie received compensation from IEC of $-0- in 2003, attributable to the management of the clubs prior to their acquisition by VCG. Mr. Lowrie ceased being compensated for club management after VCG acquired the clubs.

Because our day-to-day operations are managed by IEC, our executive officers devote as much time as is necessary, but less than their full-time, to VCG’s business. Mr. Lowrie, our Chairman of the Board and Chief Executive Officer, Mr. Ocello, a director and our President, and Ms. Bowles Cook, our Secretary and Treasurer, each devotes approximately 15 hours per week to VCG’s business. Mr. Prosser, a director and our Chief Financial Officer, commits approximately 50 hours per week to VCG’s business.

Compensation of Directors

We currently do not pay cash compensation to our directors. Our directors are reimbursed for expenses they incur in attending meetings of the Board. No directors have received stock options or stock bonuses to date. The directors will be compensated 5,000 shares each of common stock from the 2002 stock and bonus plan. The compensation committee will recommend the amount and terms of compensation.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2004, the ownership of our common stock based upon 8,026,559 shares of common stock outstanding, by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) all persons we know to be the owner of 5% or more of our common stock.

Name and Address	Position	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock
Troy H. Lowrie 390 Union Blvd, Suite 540 Lakewood, CO 80228	Chairman of the Board And Chief Executive Officer	5,025,419	(2)	62.61%

Micheal L. Ocello 390 Union Blvd, Suite 540 Lakewood, CO 80228	Director and President	169,000	(3)	2.11%

Mary E. Bowles-Cook 390 Union Blvd, Suite 540 Lakewood, CO 80228	Secretary and Treasurer	7,700		0.10%

Donald W. Prosser 390 Union Blvd, Suite 540 Lakewood, CO 80228	Director and Chief Financial and Accounting Officer	115,600		1.44%

Robert J. McGraw, Jr. 390 Union Blvd, Suite 540 Lakewood, CO 80228	Director	11,000		0.14%

Rand E. Kruger 390 Union Blvd, Suite 540 Lakewood, CO 80228	Director	5,000		0.006%

Allan S. Rubin 390 Union Blvd, Suite 540 Lakewood, CO 80228	Director	5,000		0.006%

Arthur M. Schwartz[4] 390 Union Blvd, Suite 540 Lakewood, CO 80228	Director	0		0.00%

Edward Bearman 390 Union Blvd, Suite 540 Lakewood, CO 80228	Director	0		0.00%

All Executive Officers and Directors as a group (Eight persons)		5,338,719		66.51%

Lowrie Management, LLLP 1601 W. Evans, Suite 200 Denver, CO 80223	None	4,604,453	57.37%

A. Thomas Tenenbaum 6400 S. Fiddler’s Green Circle Suite 2025 Englewood, CO 80111	Director and President until April 2002	-0-	0.0%

Albert Brenman 4400 E. Oxford Englewood, CO 80110	Director and Vice President until April 2002	74,922	0.12%

(1)	Calculated pursuant to Rule 13d-3(d) of the Exchange Act. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares and, under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2)	Includes 4,604,463 shares owned by Lowrie Management, LLLP, 420,966 shares owned by Mr. Lowrie who controls Lowrie Management, LLLP.
(3)	Includes 124,000 shares of common stock owned by LTD Investment Group, LLC, of which Mr. Ocello is the Managing Member.
(4)	Mr. Schwartz resigned as a director on January 2004.
(5)	Mr. Bearman was appointed as a director February 2004.

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

In July 2003, VCG completely refinanced the properties on which the Indianapolis and Memphis Clubs are located. In connection with the refinancing, VCG will repay the $1,000,000 line of credit secured by a deed of trust on the Indianapolis property and the balance of the $1,640,000 mortgage, less an $80,000 prepayment discount on the Memphis property. There is a $1,440,000 mortgage on the Indianapolis property and a $872,000 mortgage on the Memphis property. These mortgages have a 10 year amortization with a 6% per annum interest rate secured by the property and the personal guarantee of Mr. Lowrie.

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

VCG’s Offices

VCG maintains its offices at 390 Union Boulevard, Suite 540, Lakewood, Colorado 80228. VCG is currently paying monthly rent of approximately $5,700 to a third party.

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

Item 13. Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation*

3.2	Bylaws*

3.3	Amended Articles of Incorporation. Series A Preferred*

4.1	Specimen copy of certificate for common stock $.0001 par value*

4.2	Specimen copy of certificate for preferred stock $.0001 par value*

4.3	Stock Option and Stock Bonus Plan*

10.1	Stock Purchase/Sale Agreement, dated March 27, 2002, between VCG and Shelia Lichty and Linda Sonnenschein (agreement by which VCG acquired all of the outstanding capital stock of Platinum of Illinois, Inc., an Illinois corporation)*

10.2	Lease Agreement for 213-215 Madison, Brooklyn, Illinois, dated May 1, 2002, between VCG and RELMSS Service, Inc. (agreement by which VCG acquired the lease on the building and land for the nightclub owned by Platinum of Illinois, Inc., an Illinois corporation)*

10.3	Purchase Agreement between Lowrie Management, LLLP and Havair Realty (agreement whereby Lowrie Management acquired the building and land for the nightclub in Indianapolis, Indiana)*

10.4	Letter from Lowrie Management, LLLP to Havair Realty LLP, dated May 13, 2002 (letter agreement whereby Lowrie Management assigned the Purchase Agreement for the building and land for the nightclub in Indianapolis, Indiana to VCG)*

10.5	Stock Purchase Agreement, dated June 30, 2002, between VCG, Tennessee Restaurant Concepts, Inc., Lowrie Management, LLLP and Troy H. Lowrie (agreement whereby VCG acquired all of the outstanding capital stock of Tennessee Restaurant Concepts, Inc., a Tennessee corporation)*

10.6	Contract to Buy and Sell Real Estate, dated June 30, 2002, between VCG and Tennessee Restaurant Concepts II, LP (agreement whereby VCG acquired the building for the nightclub owned by Tennessee Restaurant Concepts, Inc., a Tennessee corporation)*

10.7	Trademark License Agreement, dated June 30, 2002, between VCG and Lowrie Management, LLLP*

10.8	Line of Credit and Security Agreement, dated June 30, 2002, between VCG and Lowrie Management, LLLP*

10.9	Management Contract, dated July 1, 2002, between VCG and International Entertainment Consultant, Inc.*

10.10	Plan of Reorganization Pursuant to IRC §351, dated August 14, 2002, between VCG and Indy of Colorado, Ltd.*

10.11	Line of Credit and Security Agreement, dated March 7, 2003, between VCG and Red Rock Investments Co.**

10.12	Agreement to Purchase/Sell Real Estate, dated March 5, 2003, between VCG Real Estate Holdings, Inc. and Sacred Grounds Resources, L.L.C. (agreement whereby VCG Real Estate Holdings, Inc. acquired the building and land for a nightclub in Phoenix, Arizona**

16.1	Letter regarding change in certifying accountant**

21.1	Subsidiaries*

23.3	Consent of Causey Demgen & Moore, Inc.

31.1	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of Sarbanes-Oxley Act of 2002

99.3	Code of Ethics***

*	Incorporated by reference from VCG’s Registration Statement on Form SB-2 (333-99379) filed on September 10, 2002.
**	Incorporated by reference from Amendment No. 2 to VCG’s Registration Statement on Form SB-2 (333-99379) filed on April 21, 2003.

Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 2003.

8K filed October 23, 2003—Acquisition of IEC.

Item 14. Principal Accountant Fees and Services

Audit Fees: $51,955

Audit-Related Fees: $1,870

Tax Fees: Income tax returns and related matters are handled in house and there are no related fees

All Other Fees: None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.

By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Troy H. Lowrie	Chairman of the Board and Chief Executive Officer	April 14, 2004
Troy H. Lowrie

/s/ Michael L. Ocello	Director and President	April 14, 2004
Michael L. Ocello

/s/ Donald W. Prosser	Director and Chief Financial and Accounting Officer	April 14, 2004
Donald W. Prosser

/s/ Robert J. McGraw, Jr.	Director	April 14, 2004
Robert J. McGraw, Jr.

/s/ Allen S. Rubin	Director	April 14, 2004
Allen S. Rubin

/s/ Rand E. Kruger	Director	April 14, 2004
Rand E. Kruger

/s/ Edward M Bearman	Director	April 14, 2004
Edward M Bearman