Form 10QSB
period 2004-03-31
VCG HOLDING CORP
filed 2004-05-19
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2004

Commission file number: 000-50291

VCG HOLDING CORP.

(Name of small business issuer in its charter)

Colorado	84-1157022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 Union Blvd., Suite 540, Lakewood, Colorado 80228

(Address of principal executive offices, including zip code)

(303) 934-2424

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 14, 2004, there were 8,026,559 shares of the issuer’s common stock, $.0001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	March 31 2004	December 31 2003
Assets
Current Assets
Cash & cash equivalents	$2,404,576	$366,654
Other receivables, includes related parties	3,227,381	2,857,580
Inventories	25,732	41,907
Prepaid expenses	164,440	193,433

Total Current Assets	5,822,129	3,459,574

Property and Equipment
Land	831,225	831,225
Buildings	8,398,972	8,398,972
Equipment	909,216	624,817
Furniture & fixtures	158,521	149,483
Signs	23,329	22,688
Leasehold improvements	671,969	513,890
Less accumulated depreciation	(477,182)	(416,647)

Net equipment and leasehold improvements	10,516,050	10,124,428

Other Assets
Investments	200,900	186,998
Deposits	37,231	46,956
Liquor license	145,838	145,838
Loan fees, net	211,644	228,943
Goodwill	3,909,380	3,909,380
Construction period interest and taxes	336,121	238,401
Plans and drawings	139,944	139,943
Deferred offering costs	10,751	10,751

Total Other Assets	4,991,809	4,907,210

Total Assets	$21,329,988	$18,491,212

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$376,973	$92,897
Accrued expenses	853,487	718,905
Income taxes payable	78,038	79,012
Current portion of capitalized lease	113,213	112,140
Current portion of long-term debt	4,504,969	2,331,018

Total current liabilities	5,926,680	3,333,972

Long-term Debt
Deferred income taxes	108,500	86,346
Capitalized lease	1,155,126	1,184,403
Long-term debt	6,279,233	6,348,724

Total long-term debt	7,542,859	7,619,473

Stockholders’ Equity
Preferred stock $.0001 par value; 1,000,000 shares authorized;
none issued and outstanding
Common stock $.0001 par value; 50,000,000 shares authorized;	803	798
8,026,559 (2004) and 7,976,559 (2003) shares issued and Outstanding
Paid-in capital	6,582,065	6,474,570
Retained earnings	1,277,581	1,062,399

Total stockholders’ equity	7,860,449	7,537,767

Total Liabilities and Stockholders’ Equity	$21,329,988	$18,491,212

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Income

For the three months ended,

Unaudited

	March 31,
	2004	2003
Revenues
Sales of alcoholic beverages	$598,940	$662,235
Sales of food and merchandise	54,703	51,668
Service revenue	319,136	342,602
Management fees and other	1,168,175	1,250,593

Total revenue	2,140,954	2,307,098

Operating Expenses
Cost of goods sold	137,168	151,103
Salaries and wages	1,109,161	1,129,128
Management fee	—	—
Other general and administrative
Taxes and permits	90,477	126,556
Charge card and bank fees	16,930	19,191
Rent	25,433	15,311
Legal and professional	57,862	88,802
Advertising and marketing	77,116	60,940
Other	283,938	321,422
Depreciation & amortization	71,834	57,763

Total operating expenses	1,869,919	1,970,216

Income (loss) from operations	271,035	336,882

Other income (expenses)
Interest expense	(89,208)	(82,413)
Gain on marketable securities	56,195	—
Unrealized gain on marketable securities	9,384	—
Other	181	—
Interest income	60,095	1,130

Total Other Income (Expenses)	36,647	(81,283)

Net income (loss) before income taxes	307,682	255,599

Income tax expense – current	70,347	53,111
Income tax expense – deferred	22,153	—

Total income taxes	92,500	53,111

Net income (loss)	$215,182	$202,488

Basic income (loss) per common share	$0.03	$0.03

Weighted average shares outstanding	7,999,636	6,250,667

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Statement of Stockholders’ Equity

For the three months ended March 31, 2004

Unaudited

			Additional Paid-in		Total Stockholders’
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Equity
Balances, December 31, 2003	7,976,559	$798	$6,474,570	$1,062,399	$7,537,767
Sale of Common Stock	50,000	5	107,495	—	107,500
Net income for three months ended March 31, 2004	—	—	—	215,182	215,182

Balances, March 31, 2004	8,026,559	$803	$6,582,065	$1,277,581	$7,860,449

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the three months ended,

Unaudited

	March 31,
	2004	2003
Net income	$215,182	$202,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,834	57,763
(Increase) decrease in other receivables	(373,475)	(224,567)
(Increase) decrease in inventory	16,174	1,734
(Increase) decrease in prepaid expenses	17,017	6,375
(Gain) loss on disposition of marketable securities	(56,195)	—
(Gain) on unrealized marketable securities	(9,384)	—
Increase (decrease) in trade accounts payable	284,076	38,003
Increase (decrease) in income taxes payable	(974)	3,962
Increase (decrease) in deferred income taxes payable	22,154	—
Increase (decrease) in accrued expenses	134,584	81,879

Net cash provided by operating activities	320,993	167,636

Investing Activities
Investments	(179,550)	—
Purchases of equipment and leasehold improvements	(438,681)	(16,728)
Investment in plans and drawings	—	(44,594)
Construction period interest and taxes	(79,744)	—
Deposits	9,725	(300,000)
Proceeds from disposition of marketable securities	221,453	-

Net cash used by investing activities	(466,797)	(361,322)

Financing Activities
Deferred offering costs	—	(29,481)
Payment on capitalized lease	(28,204)	(23,120)
Proceeds from mortgage payable	2,419,619	—
Payments on mortgage payable	(315,189)	(37,033)
Loan from related party	—	296,825
Sale of Common stock	107,500
Distributions IEC	—	(6,722)

Net cash provided by financing activities	2,183,726	200,469

Net increase in cash	2,037,922	6,783

Cash beginning of period	366,654	432,697

Cash end of period	$2,404,576	$439,480

Interest Paid	$235,231	$61,556

Income Taxes Paid	$90,000	$50,056

Supplemental disclosure of non-cash investing and financing activities:
During 2003, the Company paid $120,000 for a loan fee in Common Stock

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

For the three months ended, March 31, 2004

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

The Company reincorporated as a Colorado corporation in December 1998. The Company in April 2002 came under new management and is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. The Company owns and operates four nightclubs located in suburbs of Memphis, Tennessee; Indianapolis, Indiana; Phoenix, Arizona, and St. Louis, Illinois. The Company manages night clubs in twelve additional locations.

The Company has selected December 31 as its year end.

2) Summary of Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2003 and March 31, 2004, and the results of operations and cash flows for the periods ended March 31, 2003 and 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company for all periods presented and its subsidiaries; Platinum of Illinois, Incorporated for all periods presented; Indy Restaurant Concepts, Inc. for all periods presented; Tennessee Restaurant Concepts, Inc. for all periods presented; Epicurean Enterprises, LLC. from May 1, 2003; International Entertainment Consultants, Inc. for all periods presented, and VCG Real Estate Holding, Inc. for all periods presented. The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principles and all significant inter-company balances and transactions are eliminated in the consolidation.

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

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the three months ended, March 31, 2004

Unaudited

2) Summary of Accounting Policies (Continued)

Restatement of Financial Statement

The 2003 financial statements have been restated for the acquisition of IEC, a company under common control. The effect of the restatement was to increase revenues by $1,033,912 and increase the net income by $4,245.

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

3) Income Taxes

The provisions for income taxes from continuing operations consists of the following components:

Current income tax expense	$71,872
Deferred income tax expense	22,153
Other credits	(1,525)

$92,500

4) Due to Related Parties

In connection with the purchase of Centerfolds nightclub in Denver from Larisa, Inc. (an unrelated third party) for $1,300,000, the Company authorized a loan of $1,300,000 to the chairman pursuant to a promissory note, due in one year at 9% interest, secured by the stock of VCG Restaurant Denver, Inc. (“VCGD”) Mr. Lowrie purchased the club in the name of VCGD and will transfer VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company will purchase VCGD by canceling the note. In the event the liquor license is not approved, the Company will have the option to purchase VCGD or to require Mr. Lowrie pay the loan. The Company is receiving a management fee of $10,000 per month. The board has approved the exercise of the option. In addition the Company has a note to VCGD in connection with funding the $1,300,000 payment for the purchase of the nightclub. The interest accrued on the note is $97,500 at March 31, 2004. The Company borrowed $975,000 from a bank and the bank was paid off by VCGD from a loan it secured from a bank. The board agreed to continue to pay to VCGD the same amount as the bank was receiving and the loan will be removed as part of the Company’s acquisition of VCGD. The outstanding balance at March 31, 2004 was $945,487. During the fourth quarter of 2003 and the first quarter 2004 the Company advanced $297,472 to VCGD to remodel. At March 31, 2004 the outstanding balance on the advance was $304,780 including interest.

During the year 2003 and first quarter 2004 the Company has received advances from Lowrie Management LLLLP. These advances were used for various cash flow needs. The board agreed to pay interest on the balances owed and the balances due are included in two notes and advance, with outstanding balances at March 31, 2004 of $140,920, $461,157, and $40,000. Interest of $33,420 was accrued but unpaid at March 31, 2004.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the three months ended, March 31, 2004

Unaudited

5) Credit Facility

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility that expires in March 2004 and extended to March 2005. The instrument bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 40,000 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $1,200,000 on the line of credit by March 31, 2004.

In May 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $700,000 short-term credit facility that expires in May 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 23,333 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $500,000 on the line of credit by March 31, 2004.

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

6) Note Payable Bank

In December 2003, VCG entered into a line of credit with a bank for $850,000 that expires in December 2004 and bears an interest rate of 6% per annum (1% over the Wall Street Journal Prime Rate). The line of credit is guaranteed by Lowrie Management LLLP and the proceeds were used to reduce a prior line of credit and start construction on the night club in Arizona. The Company had drawn $850,000 on the line of credit by March 31, 2004.

7) Acquisition

VCG signed a letter of intent in February 2004 to purchase 100% of the outstanding stock of Classic Affairs, Inc. (Classic). Classic owns and operates a premium adult nightclub in downtown Minneapolis, Minnesota under the name of Schieks Palace Royale. Under the terms of the agreement, VCG will acquire 100% of outstanding common shares of Classic. The purchase price will be made up of cash, preferred stock, long-term notes and common stock with options. The allocation of the source of funds will be finalized in the definitive agreement to be signed upon approval of the transfer of the liquor license in late May. In addition to the business, VCG retains an option to purchase the real estate. The real estate used by Schieks Palace Royale was a federal reserve bank and is registered as a federal historic landmark. VCG anticipates closing under the definitive agreement within one week of the liquor license transfer in late May 2004.

8) Investment in marketable securities

At March 31, 2004 VCG had investments in marketable securities of common stock with a carry value of $28,716 and a fair market value of $38,100.

9) Advances to Entertainment International, Inc.

In July 2003, VCG entered into an agreement, with a third party, to purchase a forty-nine percent interest and an option for two percent more in the next three years in a club in Hawaii by November 2003 for $500,000. The purchase is subject to due diligence review and approval by the State of Hawaii and the City of Honolulu. VCG will have management and voting control and began operations in January 2004. VCG obtained an option to purchase the property for $1,800,000 on which the club is located the option can be exercised after two years. VCG has advanced over $1,000,000 and the board is reviewing the options. The Company has charged $52,953 in interest and fees as of March 31, 2004.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the three months ended, March 31, 2004

Unaudited

10) Convertible Notes and Preferred Stock

The board authorized the Company to issue convertible notes at a rate of 7.5 percent up to $5,000,000. These notes are to expire no later than June 30, 2004. On or before June 30, 2004 the notes will be converted to Series A Preferred Stock for $10.00 per share. The conversion will only occur if the Company closes on the acquisition of Classic (Note 7). The money is being held in a separate money market account and will be used to retire the notes if the transaction does not close. On March 31, 2004 the balance of convertible notes was $1,950,000.

The Preferred Stock is: (1) redeemable at $10.00 per share by VCG at the option of the holders upon ninety (90) days written notice (2) redeemable by VCG immediately upon written notice to the holders at $10.00 per share, plus any increase in the value of the nightclub; and (3) convertible at the option of the holders to shares of restricted common stock of VCG based on 75% of market price of VCG’s common stock on the date of conversion.

11) Unaudited Pro Forma Combined Information

The Company consolidated all operations for all periods reported on and therefore is not required to include pro forma information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion and analysis contains forward-looking statements that involve risks and uncertainties.

We are in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. As of March 31, 2004, we own and operate four nightclubs located in suburbs of Memphis, Tennessee; Indianapolis, Indiana; Phoenix, AZ; and, St. Louis, Illinois. The Phoenix, AZ club is under construction and is expected to be fully operational in August, 2004. In addition, IEC, a wholly-owned subsidiary manages twelve other clubs, ten of which are affiliated with our Chairman.

The below is the analysis of the financial statements. All historical numbers are presented on a consolidated basis that includes all acquisitions and eliminates inter-company transactions.

HISTORICAL

For the Three Months Ended March 31, 2004 and March 31, 2003

Total Revenues. Total revenues were $2,140,954 for the three months ended March 31, 2004, as compared with $2,307,098 for the three months ended March 31, 2003, a decrease of approximately 7.20%. The decrease was primarily the result of a month long bridge closure for construction denying motorist access to the principal route from St. Louis to our Illinois club.

Cost of Sales. Cost of sales were 20.99% and 21.17%, respectively, of sales of alcoholic beverages, food, and merchandise for the three months ended March 31, 2004 and 2003.

Labor. Labor expenses were $1,109,161 for the three months ended March 31, 2004, as compared to $1,129,128 for the same period in 2003, a decrease of approximately 1.77%. The decrease resulted from less staff at the Illinois club during a month long bridge closure noted above.

General and Administrative Expenses. General and administrative expenses were $551,756 for the three months ended March 31, 2004, as compared to $632,222 for the same period in 2003. Included in general and administrative expenses for the three months ended March 31, 2004 are the following items: taxes and permits of $90,477 for 2004 as compared to $126,556 for 2003; charge card and bank fees of $16,930 for 2004 as compared to $19,191 for 2003; legal and accounting costs of $57,862 for 2004 as compared to $88,802 for 2003; and advertising and marketing costs of $77,116 as compared to $60,940 for 2003. The decrease was due to changes in the city tax structure affecting the Illinois club, less revenue reduced card and bank fees and less capital raising activity reduced legal and accounting fees.

Interest Expense. Interest expense was $89,208 for the three months ended March 31, 2004 as compared to $82,413 for the same period in 2003. This increase was due to lines of credits.

Net income. Net income after taxes was $215,182 for the three months ended March 31, 2004 as compared with $202,488 for the same period in 2003.

Liquidity and Capital Resources

At December 31, 2003, VCG had working capital of $125,602. The working capital deficit for March 31, 2004 was $104,551. The negative working capital is primarily due to the use of current working capital to fund equipment and leasehold improvements acquired.

VCG had stockholder’s equity of $7,537,767 at December 31, 2003 and $7,860,449 at March 31, 2004. The increase is due to the results of operations and proceeds from the sale of shares of common stock for $175,000.

The net cash proceeds from operations for the three months ended March 31, 2004 was $320,993 and $167,636 for the three months ended March 31, 2003. The increase is due to payables increasing for operations.

The net cash used by investing activities for the three months ended March 31, 2004 was $466,797 of which $438,681 was for equipment and improvements primarily in Phoenix; $179,550 for investments and was reduced by the proceeds of $221,453 from the sale of marketable securities. The net cash used by investing activities for the three months ended March 31, 2003 was $361,322 of which $300,000 is a deposit on the Phoenix property and $44,594 for plans and drawings on the Phoenix property.

Cash used for financing activities for the three months ended March 31, 2004 of $343,333 was applied to the reduction of related debt. The cash used for financing activities for the three months ended March 31, 2003 of $96,356 was applied to the reduction of debt and deferred offering costs.

The cash provided by financing activities for the three months ended March 31, 2004 was $2,527,119 of which $2,419,619 was from the issuance of new debt, primarily the issuance of convertible notes for the proposed acquisition of Classic Affairs, Inc. which owns a downtown Minneapolis night club. There was $107,500 provided by the issuance of common stock. The cash provided by financing activities of $296,825 for the three months ended March 31, 2003 was from Lowrie Management LLLP in the form of an advance.

Management believes the operations of VCG together with the lines of credit, purchase debt funding, and sale of securities will provide adequate liquidity to meet its working capital needs for the next twelve months and will allow for expansion.

VCG has identified acquisition candidates and has entered into discussions with some of the candidates. These discussions are continuing. VCG has one acquisition probable at this time. Accordingly, we have one material capital commitment for an acquisition. VCG signed a letter of intent in February 2004 to purchase 100% of the outstanding securities of Classic Affairs, Inc. Classic owns and operates a premium adult nightclub in downtown Minneapolis, Minnesota under the name of Schieks Palace Royale. Under the terms of the agreement, VCG will acquire 100% of the outstanding securities of Classic. The purchase price will consist of cash, preferred stock, long-term notes and common stock with options. The allocation of the source of funds will be finalized in the definitive agreement. The transaction is anticipated to close in late May upon approval of the transfer of the liquor license. In addition to the business, VCG retains an option to purchase the real estate. The real estate used by Schieks Palace Royale was a federal reserve bank and is registered as a federal historic landmark.

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

Forward-Looking Statements

This report may contain information concerning future results, performance or expectations and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this press release are based upon information available to the Company. Forward-looking statements involve a number of risks and uncertainties, and other factors, that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements including the following: failure of facts to conform to necessary management estimates and assumptions; the Company’s ability to identify and secure suitable locations for new nightclubs on acceptable terms, open the anticipated number of new nightclubs on time and within budget, achieve anticipated rates of same-store sales, hire and train additional nightclub personnel and integrate new nightclubs into its operations; the continued implementation of the Company’s business discipline over a large nightclub base; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; changes in customer dining patterns; the impact of any negative publicity or public attitudes (related to the consumption of beef); disruption of established sources of product supply or distribution; competitive pressures from other national and regional nightclub chains; business conditions, such as inflation or a recession, or other negative effect on nightclub patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the nightclub industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and other risks identified from time to time in the Company’s SEC reports, including the annual report on Form 10-K for 2003 and its current reports on Form 8-K, registration statements, press releases and other communications. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 3.	Controls and Procedures

The management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds:

On March 7, 2003, VCG entered into a Line of Credit and Security Agreement with Red Rock Investments Co., a Colorado general partnership, whereby VCG obtained a $1,200,000 short-term credit facility which expires in March 2005 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 40,000 shares of VCG’s common stock valued at $3.00 per share. The sale was not underwritten and no commissions or other remuneration was paid in connection with the sale of the shares. The shares were issued under the exemption provided by Section 4(2) of the Securities Act.

The Company’s registration statement on Form SB-2 registering 3,136,778 shares of the Company’s common stock (Commission File No. 333-99379) was declared effective on May 14, 2003. The registration statement relates to the offer by selling security holders, for their own accounts, of 2,436,778 shares of the Company’s common stock and up to 700,000 shares of common stock reserved for issuance under the Company’s Stock Option and Bonus Plan (the “2003 Plan”). The Company will not receive any of the proceeds from the sale of the shares by the selling security holders. The Company may receive proceeds upon the exercise of stock options issued and share that might be sold under the Stock Option and Stock Bonus Plan, which proceeds will be used for working capital.

In February 2004 VCG issued 50,000 shares of its common stock under the 2003 Plan for $107,500 or $2.15 per share to Tri-Media Partners, Inc. at an approximate 30% discount from the public market price of the shares at time of issuance. The discounted purchase price was in consideration for nightclub marketing services in connection with option agreement sold to Tri-Media. The proceeds were used for working capital.

Up to $5,000,000 of Convertible Promissory Notes are being offered by VCG. From January through March 2004, VCG issued $1,950,000 of Convertible Promissory Notes to eight accredited investors. The Notes bear interest at 7 1/2% per annum and are due June 30, 2004. The Notes are convertible into Series A Preferred Stock ($.001 par value) at a conversion rate of $10.00 per share. The offer and sale is not underwritten and no commissions or other remuneration is being paid in connection with the sale of the Notes. The Notes are being issued under the exemption provided by Section 4(2) of the Securities Act. The proceeds are being used to partially fund the proposed acquisition of a downtown Minneapolis nightclub. The Preferred Stock is non-voting and dividends are payable at VCG’s discretion solely from net income, if any, of the nightclub.

The Preferred Stock is: (1) redeemable at $10.00 per share by VCG at the option of the holders upon ninety (90) days written notice (2) redeemable by VCG immediately upon written notice to the holders at $10.00 per share, plus any increase in the value of the nightclub; and (3) convertible at the option of the holders to shares of restricted common stock of VCG based on 75% of market price of VCG’s common stock on the date of conversion.

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibit No.	Exhibit

4.4	Specimen of Convertible Promissory Note convertible into shares of Series A Preferred Stock ($.0001 par value).

4.5	Designations, Preferences, Limitations and Related Rights of Series A Convertible Preferred Stock ($.0001 par value).

31.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. 7241

31.2	Certification Statement of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. 7241

32.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. 1350

32.2	Certification Statement of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, 18 U.S.C. 1350

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.
(Registrant)

Date: May 18, 2004	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board
and Chief Executive Officer

Date: May 18, 2004	By:	/s/ Donald W. Prosser
Donald W. Prosser, Director and
Chief Financial and Accounting Officer