Form 10QSB
period 2004-06-30
VCG HOLDING CORP
filed 2004-08-23
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT

FOR THE TRANSITION PERIOD FROM              TO             .

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

As of August 9, 2004, there were 8,226,559 shares of the issuer’s common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	June 30 2004	December 31 2003
Assets
Current Assets
Cash & cash equivalents	$2,562,425	$382,094
Other receivables, includes related parties	1,013,980	1,217,002
Inventories	34,619	44,218
Prepaid expenses	147,830	218,008

Total Current Assets	3,758,854	1,861,322

Property and Equipment
Land	831,225	831,225
Buildings	8,406,033	8,398,972
Equipment	1,205,369	837,830
Furniture & fixtures	366,069	319,349
Signs	24,265	22,688
Leasehold improvements	1,326,202	692,008
Less accumulated depreciation	(649,102)	(462,673)

Net equipment and leasehold improvements	11,510,061	10,639,399

Other Assets
Investments	688,434	186,996
Deposits	79,430	49,156
Liquor license	181,110	181,110
Loan fees, net	199,874	240,000
Goodwill	5,055,765	4,967,750
Construction period interest and taxes	452,849	238,401
Plans and drawings	139,944	139,944
Deferred offering costs	10,751	10,751

Total Other Assets	6,808,157	6,014,108

Total Assets	$22,077,072	$18,514,829

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$411,935	$94,813
Accrued expenses	779,140	723,093
Income taxes payable	68,448	79,012
Current portion of capitalized lease	115,193	112,140
Current portion of long-term debt	6,162,651	3,219,849

Total current liabilities	7,537,367	4,228,907

Long-term Debt
Deferred income taxes	130,653	86,346
Capitalized lease	1,125,316	1,184,403
Long-term debt	5,337,256	5,477,406

Total long-term debt	6,593,225	6,748,155

Stockholders’ Equity
Preferred stock $.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock $.0001 par value; 50,000,000 shares authorized; 8,026,559 (2004) and 7,976,559 (2003) shares issued and Outstanding	803	798
Paid-in capital	6,582,065	6,474,570
Retained earnings	1,363,612	1,062,399

Total stockholders’ equity	7,946,480	7,537,767

Total Liabilities and Stockholders’ Equity	$22,077,072	$18,514,829

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three Months Ended		Six Months Ended
	June 30,
	2004	2003	2004	2003
Revenues
Sales of alcoholic beverages	$657,459	$656,512	$1,281,486	$1,318,747
Sales of food and merchandise	62,479	53,095	120,746	104,763
Service revenue	588,749	399,695	1,119,242	742,297
Management fees and other income	963,454	1,042,044	2,022,316	2,292,637

Total revenue	2,272,141	2,151,346	4,543,790	4,458,444

Operating Expenses
Cost of goods sold	163,694	149,197	307,354	300,300
Salaries and wages	1,059,209	1,027,341	2,186,842	2,156,469
Management fee	—	—	—	—
Other general and administrative
Taxes and permits	127,709	94,852	218,516	221,407
Charge card and bank fees	18,110	18,540	35,563	37,731
Rent	60,963	26,974	120,896	42,285
Legal and professional	101,058	53,911	146,836	142,713
Advertising and marketing	138,402	73,581	229,049	134,521
Other	365,416	255,079	662,225	576,502
Depreciation & amortization	87,637	69,726	186,429	127,489

Total operating expenses	2,122,198	1,769,201	4,093,710	3,739,417

Income from operations	149,945	382,145	450,080	719,027

Other income (expenses)
Interest expense	(127,431)	(78,453)	(235,632)	(160,867)
Interest income	64,345	10,683	124,440	11,813
Other	(181)	—	—	—
Unrealized loss on marketable securities	(9,384)	—	—	—
Gain on sale of marketable securities	11,190	—	67,385	—

Total Other Income (Expenses)	(61,461)	(67,770)	(43,807)	(149,054)

Net income before income taxes	88,484	314,375	406,273	569,973

Income tax expense – current	(9,593)	86,360	60,754	139,470
Income tax expense - deferred	22,153	—	44,306	—

Total income taxes	12,560	86,360	105,060	139,470

Net income (loss)	$75,924	$228,015	$301,213	$430,503

Basic income (loss) per common share	$0.01	$0.04	$0.04	$0.07

Weighted average shares outstanding	8,026,559	6,287,727	8,013,098	6,268,864

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Statement of Stockholders’ Equity

For the six months ended June 30, 2004

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2003	7,976,559	$798	$6,474,570	$1,062,399	$7,537,767
Sale of Common Stock	50,000	5	107,495	—	107,500
Net income for six months ended June 30, 2004	—	—	—	301,213	301,213

Balances, June 30, 2004	8,026,559	$803	$6,582,065	$1,363,612	$7,946,480

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the six months ended,

Unaudited

	June 30,
	2004	2003
Net income	$301,213	$430,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186,429	127,488
(Increase) decrease in other receivables	515,345	(214,783)
(Increase) decrease in inventory	9,597	2,909
(Increase) decrease in prepaid expenses	60,174	(30,745)
(Gain) loss on disposition of marketable securities	(67,385)	—
(Gain) on unrealized marketable securities	—	—
Increase (decrease) in trade accounts payable	317,120	(39,121)
Increase (decrease) in income taxes payable	(13,130)	(3,965)
Increase (decrease) in deferred income taxes payable	44,307	—
Increase (decrease) in accrued expenses	64,745	214,735

Net cash provided by operating activities	1,418,416	487,021

Investing Activities
Investments	(536,942)	(433,519)
Purchase of goodwill	—	(1,100,000)
Purchases of equipment and leasehold improvements	(1,040,630)	(4,225,329)
Investment in plans and drawings	—	(46,827)
Construction period interest and taxes	(190,782)	(52,736)
Costs of licenses	—	(83,544)
Deposits	(30,275)	(23,154)
Proceeds from disposition of marketable securities	251,299	—

Net cash used by investing activities	(1,550,318)	(5,965,109)

Financing Activities
Deferred offering costs	—	(103,821)
Payment on capitalized lease	(56,034)	(46,618)
Proceeds from mortgage payable	3,519,619	4,650,000
Payments on mortgage payable	(705,278)	(78,112)
Loan from related party	(556,502)	555,000
Sale of Common stock	107,500	480,210

Net cash provided by financing activities	2,309,245	5,456,659

Net increase (decrease) in cash	2,180,330	(21,429)
Cash beginning of period	382,094	432,697

Cash end of period	$2,562,424	$411,268

Interest Paid	$367,243	$61,819

Income Taxes Paid	$90,000	$50,056

Supplemental disclosure of non-cash investing and financing activities:
During 2003, the Company paid $120,000 for a loan fee in Common Stock

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

For the six months ended, June 30, 2004

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

The Company reincorporated as a Colorado corporation in December 1998. The Company in April 2002 came under new management and is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. The Company owns and operates four nightclubs located in suburbs of Memphis, Tennessee; Indianapolis, Indiana; Denver, Colorado; St. Louis, Illinois, and a club under construction in Phoenix, Arizona. The Company manages nightclubs in ten additional locations.

The Company has selected December 31 as its year end.

2) Summary of Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2003 and June 30, 2004, and the results of operations and cash flows for the periods ended June 30, 2003 and 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company for all periods presented and its subsidiaries; Platinum of Illinois, Incorporated for all periods presented; Indy Restaurant Concepts, Inc. for all periods presented; Tennessee Restaurant Concepts, Inc. for all periods presented; Epicurean Enterprises, LLC. from May 1, 2003; International Entertainment Consultants, Inc. for all periods presented, VCG Restaurants Denver, Inc. for all periods presented, and VCG Real Estate Holding, Inc. for all periods presented. The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principles and all significant inter-company balances and transactions are eliminated in the consolidation.

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

For the six months ended, June 30, 2004

Unaudited

2) Summary of Accounting Policies (Continued)

Restatement of Financial Statement

The 2003 financial statements have been restated for the acquisitions of IEC and VCG Restaurants Denver, Inc., companies under common control. The effect of the restatement was to increase revenues by $1,862,999 and increase the net income by $26,289 for the six months ended June 30, 2003.

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

3) Income Taxes

The provisions for income taxes from continuing operations consists of the following components:

Current income tax expense	$63,804
Deferred income tax expense	44,306
Other credits	(3,050)

$105,060

4) Due to Related Parties

In connection with the purchase of Centerfolds nightclub in Denver from Larisa, Inc. (an unrelated third party) for $1,300,000, the Company authorized a loan of $1,300,000 to the chairman pursuant to a promissory note, due in one year at 9% interest, secured by the stock of VCG Restaurant Denver, Inc. (“VCGD”) Mr. Lowrie purchased the club in the name of VCGD and would transfer VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company would purchase VCGD by canceling the note. In the event the liquor license is not approved, the Company has the option to purchase VCGD or to require Mr. Lowrie pay the loan. The Company is receiving a management fee of $10,000 per month. The board has approved the exercise of the option. In addition the Company has a note to VCGD in connection with funding the $1,300,000 payment for the purchase of the nightclub. The interest accrued on the note was $126,750 at June 30, 2004. The Company borrowed $975,000 from a bank and the bank was paid off by VCGD from a loan it secured from a bank. The board agreed to continue to pay to VCGD the same amount as the bank was receiving and the loan was removed as part of the Company’s acquisition of VCGD. The outstanding balance at June 30, 2004 was $945,487. During the fourth quarter of 2003 and the first two quarters of 2004 the Company advanced $327,472 to VCGD to remodel. At June 30, 2004 the outstanding balance on the advance was $248,999 including interest. On June 30, 2004 the Company exercised its option and purchased the club with its net investment becoming $481,263.

During the year 2003 and first quarter 2004 the Company has received advances from Lowrie Management LLLP. These advances were used for various cash flow needs. In the second quarter of 2004 the Company paid Lowrie Management LLLP $300,000 on one of its notes. The board agreed to pay interest on the balances owed and the balances due are included in two notes and advance, with outstanding balances at June 30, 2004 of $140,920, $161,157, and $40,000. Interest of $34,424 was accrued but unpaid at June 30, 2004.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the six months ended, June 30, 2004

Unaudited

5) Credit Facility

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility that expired in March 2004 and was extended to March 2005. The instrument bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 40,000 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $1,200,000 on the line of credit by June 30, 2004.

In May 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $700,000 short-term credit facility that expires in May 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 23,333 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $500,000 on the line of credit. The Company agreed to renew the balance of the $500,000 as part of the convertible note program. (Note 10)

In July 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $225,000 short-term credit facility that expires in July 2004 and bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 7,500 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $225,000 on the line of credit by June 30, 2004. This line of credit was paid off in July 2004.

6) Note Payable Bank

In December 2003, VCG entered into a line of credit with a bank for $850,000 that expires in December 2004 and bears an interest rate of 6.5% per annum (1% over the Wall Street Journal Prime Rate). The line of credit is guaranteed by Lowrie Management LLP and the proceeds were used to reduce a prior line of credit and start construction on the night club in Arizona. The Company had drawn $850,000 on the line of credit by June 30, 2004.

7) Acquisition

VCG executed a letter of intent in February 2004 to purchase 100% of the outstanding stock of Classic Affairs, Inc. (Classic). Classic owns and operates a premium adult nightclub in downtown Minneapolis, Minnesota under the name of Schieks Palace Royale. Under the terms of the agreement, VCG will acquire 100% of outstanding common shares of Classic. The purchase price will be made up of cash, preferred stock, long-term notes and common stock with options. The allocation of the source of funds will be finalized in the definitive agreement to be signed upon approval of the transfer of the liquor license in late May. In addition to the business, VCG retains an option to purchase the real estate. The real estate used by Schieks Palace Royale was a federal reserve bank and is registered as a federal historic landmark. VCG anticipates closing under the definitive agreement within one week of the liquor license transfer, which is expected to take place in late August 2004.

8) Convertible Notes and Preferred Stock

The board authorized the Company to issue convertible notes at a rate of 7.5 percent up to $5,000,000. These notes are to expire no later than September 30, 2004. On or before September 30, 2004 the notes will be converted to Series A Preferred Stock for $10.00 per share. On June 30, 2004 the balance of convertible notes was $3,550,000. The Preferred Stock is: (1) redeemable at $10.00 per share by VCG at the option of the holders upon ninety (90) days written notice (2) redeemable by VCG immediately upon written notice to the holders at $10.00 per share, plus any increase in the value of the nightclub; and (3) convertible at the option of the holders to shares of restricted common stock of VCG based on 75% of market price of VCG’s common stock on the date of conversion

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the six months ended, June 30, 2004

Unaudited

9) Segment Accounting

The following information is presented in accordance with SFAS No 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in adult nightclubs and the management of adult night clubs. The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit as income from operations. The assets and liabilities are those controlled by each reportable segment. The Company eliminates all inter company revenues and expenses before the measurement of the segments.

The following table sets forth certain information about each segment’s financial information for the six months ended June 30 and December 31, 2003:

	June 30,		December 2003
	2004	2003
Business segment sales:
Night clubs	$2,923,797	$2,649,216	$5,843,326
Management	1,619,993	1,809,228	3,403,888

	$4,543,790	$4,458,444	$9,247,214

Business segment operating income
Night clubs	$437,776	$711,343	$1,287,017
Management	12,304	7,684	20,043

	$450,080	$719,027	$1,307,060

Business segment assets
Night clubs	$21,169,213	$17,334,541	$17,835,332
Management	907,859	620,623	679,497

	$22,077,072	$17,955,164	$18,514,829

Business segment liabilities
Night clubs	$13,292,231	$10,667,669	$10,345,507
Management	838,360	461,554	631,556

	$14,130,591	$11,129,223	$10,977,063

10) Advances to Entertainment International, Inc.

In July 2003, VCG entered into an agreement, with a third party, to purchase a forty-nine percent interest and an option for two percent more in the next three years in a club in Hawaii by November 2003 for $500,000. The purchase is subject to due diligence review and approval by the State of Hawaii and the City of Honolulu. The club began operations in January 2004. VCG has declined to exercise its option to purchase the two percent additional ownership. VCG has an investment in the forty-nine percent interest of $500,000 and has advanced $553,460 plus $44,634 in unpaid accrued interest as June 30, 2004. The advances are in form of two demand notes, one to VCG Holding Corp for $394,750 and one to IEC for 158,710.

11) Unaudited Pro Forma Combined Information

On July 21, 2004, the Company acquired the general partnership interest and a 89.5 percent limited partnership interest of Glendale Restaurant Concepts LP, a Colorado limited partnership (“GRC”). The acquisition of GRC will be accounted for as an acquisition of companies under common control; therefore the operations of GRC will be included in the consolidated statements of operations for the entire year ended December 31, 2003. Consideration for the acquisition was 200,000 shares of Company restricted common stock valued at $3.00 per share or $600,000 and a promissory note and security agreement for $4,000,000. The following unaudited pro forma combined income statements assume the merger occurred at the beginning of the periods presented.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the six months ended, June 30, 2004

Unaudited

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented and do not purport to be indicative of the results that would have occurred had the acquisitions been made as of that date or of results which may occur in the future.

	Three months ended June 30, 2004	Three months ended June 30, 2003

Total Revenue	$2,937,834	$2,859,657
Cost of Sales	328,443	239,587
Labor	1,127,549	1,203,033
Advertising and marketing	180,261	123,873
Other operating expenses	443,105	392,453
Depreciation & amortization	125,274	90,563
Interest Expense	133,620	78,453
Minority Interest	15,703	13,165
Net Income	$180,974	$285,690
Net Income per share	$0.02	$0.05

Weighted Average Shares	8,026,559	6,287,727

	Six months ended June 30, 2004	Six months ended June 30, 2003

Total Revenue	$5,961,401	$5,551,451
Cost of Sales	619,525	486,994
Labor	2,301,375	2,258,925
Advertising and marketing	370,099	219,021
Other operating expenses	899,615	825,878
Depreciation & amortization	267,275	169,083
Interest Expense	245,117	160,867
Minority Interest	27,946	27,283
Net Income	$486,954	$609,271
Net Income per share	$0.06	$0.10

Weighted Average Shares	8,013,098	6,268,864

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources during the six month and three month periods ended June 30, 2004 and 2003. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this report, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2004.

Executive overview

VCG is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, and upscale restaurant and beverage services in a first class environment to affluent patrons. Our management has over 20 years of experience in successfully owning and operating first class nightclubs and has in-depth knowledge of the industry.

We currently owns five operating nightclubs.

•	PT’s® Showclub in Indianapolis, Indiana

•	PT’s® Showclub in Memphis, Tennessee

•	The Platinum Club in Brooklyn, Illinois, also known as East Saint Louis

•	Centerfold Showclub in Denver, Colorado

•	The Penthouse Club in Denver, Colorado (acquired July 21, 2004)

We also own one nightclub in Phoenix, Arizona, which is in the process of being refurbished. It is expected to be operational in October 2004. We also have a letter of intent to purchase a nightclub located in Minneapolis, Minnesota that is subject of due diligence and license review. There can be no assurance that the Minneapolis club will be purchased. We have several other locations under review as possible purchase or management candidates.

Our business consists of two segments: adult nightclub operations, and the management of adult nightclubs. The management of adult nightclub segment is operated through our wholly-owned subsidiary, International Entertainment Consultants, Inc. (“IEC”), currently manages fifteen adult night clubs five of which are owned by VCG. The remaining ten nightclubs are owned or controlled by the Chairmen and CEO, Troy H. Lowrie. At present all of IEC’s management arrangements are structured so as to enable IEC to realize a break-even operating result. We expect that IEC will manage all clubs owned by VCG and that IEC will pursue opportunities with third party owners to manage additional nightclubs.

We believe that there is an opportunity for industry consolidation of many profitable first class clubs which are available for acquisition on favorable terms. We also believe that the benefits of consolidation - namely, centralized management, more efficient operations, less costly overhead, and increased market recognition and identity of the clubs under shared name branding, will increase the current profitability of these nightclubs.

Our business strategy is to consolidate first class adult entertainment nightclubs and increase their profitability. VCG believes this can be accomplished through the opportunities that consolidation provides for economies of scale in management, operations and marketing.

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

Our goal is to become the leader in the first-class adult entertainment nightclub industry through acquisition of existing nightclubs. We anticipate that the increase in the profitability of our recently acquired nightclubs and the addition of more nightclubs will be a major source of growth. We plan to have at least eight nightclubs by fiscal year end 2004. We plan to increase revenue at our recently acquired nightclubs through the efficiencies provided by consolidation and the application of the experience and expertise of IEC. We have a current plan to continue the anticipated growth by increasing earnings of existing and new locations and the use of debt and preferred stock. It is management’s strategy to rely upon the use of debt whenever commercially feasible to expand the Company’s operations with a view to establishing an operating track record and utilizing equity financings at a later date to retire the debt. The strategy also contemplates the ongoing evaluation of existing nightclubs and their relocation, upgrade or sale if they do not satisfy the Company’s operating objectives.

Critical Accounting Policies and Estimates.

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the Untied States of America. The preparation of these consolidated financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. The Company bases these estimates on historical results and various other assumptions believed to be reasonable, the results of which form the basis for making estimates concerning the carrying values of the assets and liabilities that are readily available from other sources. Actual results may differ from these estimates. The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements. All historical numbers are presented on a consolidated basis that includes all acquisitions and eliminates inter-company transactions.

Forward-Looking Statements

This report may contain information concerning future results, performance or expectations an are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding the intent, belief or current expectations of the Company and members of its management team, as well as assumptions on which such statements are based. All forward-looking statements in this report are based upon information available to the Company on the date of this report. Forward-looking statements involve a number of risks and uncertainties, and other factors, that could cause actual results, performance or developments to differ materially from those expressed or implied by those forward-looking statements including the following: failure of facts to conform to necessary management estimates and assumptions; the Company’s ability to identify and secure suitable locations for new nightclubs on acceptable terms, open the anticipated number of new nightclubs on time and within budget, achieve anticipated rates of same-store sales, hire and train additional nightclub personnel and integrate new nightclubs into its operations; the continued implementation of the Company’s business discipline over a large nightclub base; unexpected increases in cost of sales or employee, pre-opening or other expenses; the economic conditions in the new markets into which the Company expands and possible uncertainties in the customer base in these areas; fluctuations in quarterly operating results; seasonality; changes in customer spending patterns; the impact of any negative publicity or public attitudes; competitive pressures from other national and regional nightclub chains; business conditions, such as inflation or a recession, or other negative effect on nightclub patterns, or some other negative effect on the economy, in general, including (without limitation) war, insurrection and/or terrorist attacks on United States soil; growth in the nightclub industry and the general economy; changes in monetary and fiscal policies, laws and regulations; and other risks identified from time to time in the Company’s SEC reports, including the annual report on Form 10-KSB for 2003 and its current reports on Form 8-K, registration statements, press releases and other communications. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Consolidated Results of Operations

Key selected financial and operating data for the six and three months ended June 30, 2004 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment, Note 9.

Results of operations

	Three months		Percent Change 2004 vs. 2003
	2004	2003
Total Revenue	$2,272,141	$2,151,346	5.6
Cost of Sales	163,694	149,197	9.7
Labor	1,059,209	1,027,341	3.1
Advertising and marketing	138,402	73,581	88.1
Other operating expenses	673,256	449,356	49.8
Depreciation & amortization	87,637	69,726	25.7
Total operating expenses	2,122,198	1,769,201	20.0
Income from operations	149,945	382,145	(60.8)
Interest Expense	127,431	78,453	62.4
Interest Income	64,345	10,683	502.3
Other income	1,625	—	*
Income tax provision	12,560	86,360	(85.5)
Net Income	$75,924	$228,015	(66.7)
Net Income per share	$0.01	$0.04	*

*	Not meaningful

Results of operations

	Six months		Percent Change 2004 vs. 2003
	2004	2003
Total Revenue	$4,543,790	$4,458,444	1.9
Cost of Sales	307,354	300,300	2.3
Labor	2,186,842	2,156,469	1.4
Advertising and marketing	229,049	134,521	70.3
Other operating expenses	1,184,036	1,020,638	16.0
Depreciation & amortization	186,429	127,489	46.2
Total operating expenses	4,093,710	3,739,417	9.5
Income from operations	450,080	719,027	(37.4)
Interest Expense	235,632	160,867	46.5
Interest Income	124,440	11,813	953.4
Other income	67,385	—	*
Income tax provision	105,060	139,470	(24.7)
Net Income	$301,213	$430,503	(30.0)
Net Income per share	$0.04	$0.07	*

*	Not meaningful

2004 Compared to 2003

Total Revenues

We had a small 1.9% increase in total revenue for the six month period ended June 30, 2004, with the most recent three months coming with a 5.6 % increase. When comparing same clubs revenues two of the clubs increased their revenues by 34.9 percent for the six month period ended June 30, 2004. The Indianapolis, Indiana club is an established club and increased its revenue by 4.5 percent and the Denver, Colorado club which is in its second year of business represented the balance of the increase. The Saint Louis, Illinois and Memphis, Tennessee clubs had reduced revenue over the same period 2003. The decrease related to the Illinois was primarily the result of a several month long bridge closure for construction denying motorist access to the principal route from St. Louis to our Illinois club. The Tennessee club was closed for about three weeks during the period resulting in lost revenue during the same period but has not regained the revenue level it had prior. The revenue trend for the last month of the six month 2004 period was above the 2003 revenue level for all clubs except the Tennessee club.

Operating Expenses

The overall operating expenses for the six month period ended June 30, 2004 were 9.5% higher than the same period 2003. The cost of goods sold increased 2.3 % due to a small change in the mix of products. Marketing expenses increased 70.3 % over the same period in 2003. The increase relates to several items: the marketing expenses, a large increase in Tennessee to attempt to return the revenue to its 2003 level, and the marketing of the new club in Colorado. Other operating expenses increased 16.0 % over the 2003 period primarily due to the acquisition, due diligence, and construction costs. This tread is expected to continue through the third quarter of 2004.

Interest Expense.

Interest expense has increased 37.4 % during the six month period ended June 30, 2004 over the same period in 2003. The increase is due to increased borrowings for acquisition and capital expenditures. Part of our model is to borrow during the first several years of our growth plan. The interest expense represents $0.03 per share for both of the six months periods of 2004 and 2003, respectively.

Interest Income

Interest income increased 953.4 % for the six month period ended June 30, 2004. More than a half of that increase was related to the note receivable for the CEO related to the Denver, Colorado club. The note was retired on June 30, 2004 and interest income will be reduced by $29,250 per quarter. In addition, as we acquire more clubs our cash level is expected to decrease as will the amount of interest earned in future periods.

Net income

Net income after income taxes was $75,924 for the three months ended June 30, 2004 as compared with $228,015 for the same period in 2003. Net income after income taxes was $301,213 for the six months ended June 30, 2004 as compared with $430,503 for the same period in 2003.

Liquidity and Capital Resources

At December 31, 2003, VCG had a working capital deficit of $2,367,585. The working capital deficit for June 30, 2004 was $3,778,511. The negative working capital is primarily due to the use of current working capital and short term borrowings to fund acquisitions, construction, equipment and leasehold improvements.

VCG had stockholders’ equity of $7,537,767 at December 31, 2003 and $7,946,480 at June 30, 2004. The increase is the results of operations and proceeds from the sale of shares of common stock for $107,500.

The net cash proceeds from operations for the six months ended June 30, 2004 was $1,418,416 and $487,021 for the six months ended June 30, 2003. The increase is due to payables increasing and a reduction of current receivables.

The net cash used by investing activities for the six months ended June 30, 2004 was $1,550,318 of which $1,040,630 was for equipment and improvements primarily in Phoenix, AZ;

$556,942 for investments and was reduced by the proceeds of $251,299 from the sale of marketable securities. The net cash used by investing activities for the six months ended June 30, 2003 was $5,965,109 of which $4,225,329 is for the acquisition of the Phoenix property, and the equipment and leaseholds in Denver, $433,519 for investments and 206,261 for licenses, construction period interest and costs related to the Phoenix property.

Cash used for financing activities for the six months ended June 30, 2004 of $1,317,844 was applied to the reduction of related debt. The cash used for financing activities for the six months ended June 30, 2003 of $124,730 was applied to the reduction of debt and $103,821 for deferred offering costs.

The cash provided by financing activities for the six months ended June 30, 2004 was $3,627,089 of which $3,519,619 was from the issuance of new debt, primarily the issuance of convertible notes. There was $107,500 provided by the issuance of common stock. The cash provided by financing activities of $5,685,210 for the six months ended June 30, 2003 of which $4,650,000 was from the issuance of new debt, $555,000 was from Lowrie Management LLLP in the form of an advance, and $480,210 provided by the issuance of common stock.

Management believes the operations of VCG together with the lines of credit, purchase debt funding, and sale of securities will provide adequate liquidity to meet its working capital needs for the next twelve months and will allow for additional expansion.

VCG has identified acquisition candidates and has entered into discussions with some of the candidates. These discussions are continuing. Accordingly, we have one material capital commitment for an acquisition. VCG signed a letter of intent in February 2004 to purchase 100% of the outstanding securities of Classic Affairs, Inc. Classic owns and operates a premium adult nightclub in downtown Minneapolis, Minnesota under the name of Schieks Palace Royale. Under the terms of the agreement, VCG will acquire 100% of the outstanding securities of Classic. The purchase price will consist of cash, preferred stock, long-term notes and common stock with options. The allocation of the source of funds will be finalized in the definitive agreement. The transaction is anticipated to close in late September upon approval of the transfer of the liquor license. In addition to the purchase of the business, VCG will retain an option to purchase the real estate. The real estate used by Schieks Palace Royale was a former federal reserve bank and is registered as a federal historic landmark.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market Risk

The Company’s exposure to market risk is primarily confined to cash in the bank, money market accounts, and notes payable, which have short maturities. Therefore we believe we have minimal market risk.

Interest Rate Sensitivity

The Company has cash in checking and money market accounts and sudden change in interest rates would have no material effect on the fair market value of these assets. The Company’s long term debt is all on fixed rates with a life of at least five years which limits the exposure for long term interest rate risk. All of the short term borrowing is for periods less than a year and rates are tied to prime rate adjustments and, therefore, there is larger risk of exposure to interest rate risk.

Foreign Currency Exchange Risk

We did not have any foreign currency hedges or other derivative financial instruments as of June 30, 2004. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4. Controls and Procedures

In connection with the preparation of this quarterly report on Form 10QSB for the period ended June 30, 2004, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Certifying Officers”) carried out our evaluation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported by our management on a timely basis to comply with our disclosure obligations under the Exchange Act and the rules and regulations hereunder. No change in the Company’s internal control over financial reporting occurred subsequent to the date of the evaluation that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities:

Up to $5,000,000 of Convertible Promissory Notes (the “Notes”) are being offered by VCG. From January through June 2004, VCG issued $3,550,000 of Notes to eleven accredited individuals and three accredited partnerships. The Notes bear interest at 7  1/2% per annum and are due September 30, 2004. The Notes are convertible into Series A Preferred Stock ($.001 par value) at a conversion rate of $10.00 per share. The offer and sale is not underwritten and no commissions or other remuneration is being paid in connection with the sale of the Notes. The Notes offered are not registered under the Securities Act of 1933, as amended (the “Securities Act”) and are sold pursuant to the exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) as a transaction not involving a public offering. Each of the investors had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his intention to acquire our securities for investment purposes only and not with the view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. The proceeds of the offering are being used to partially fund the proposed acquisitions nightclubs and the construction in Phoenix, AZ.

The Preferred Stock is non-voting and dividends are payable at VCG’s discretion solely from net income, if any.

The Preferred Stock is: (1) redeemable at $10.00 per share by the Company at the option of the holders upon ninety (90) days written notice (2) redeemable by the Company immediately upon written notice to the holders at $10.00 per share, plus any increase in the value of the nightclub; and (3) convertible at the option of the holders to shares of restricted common stock of VCG based on 75% of market price of VCG’s common stock on the date of conversion. The designations, preferences, relative rights and other distinguishing characteristics of the Series A Preferred Stock authorized for issuance in the foregoing private placement are set forth in the Designations, Preferences, Limitations, and Relative Rights of Series A Convertible Preferred Stock of the Company (the “Certificate”). The forgoing is a summary description of the designations and relative rights of Series A Preferred Stock and by its nature is incomplete. It is qualified in the entirety by the text of the Certificate, a copy of which is filed as Exhibit 4.1. All reader of this Quarterly Report are encouraged to read the entire text of the Certificate.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Exhibit
4.5	Designations, Preferences, Limitations and Related Rights of Series A Convertible Preferred Stock ($.0001 par value). (1)

31.1	Certification of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (2)

31.2	Certification of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (2)

32.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (2)

32.2	Certification Statement of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (2)

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10QSB for the period ended March 31, 2004, filed with the SEC on May 19, 2004 (File No. 0-50291)
(2)	Filed herewith.

Reports on Form 8-K

1)	Filed on June 8, 2004 – Item 5, Current Report on Form 8-K re: pending listing on the American Stock Exchange.

2)	Filed on June 9, 2004, Current Report on Form 8-K/A. Item 2. Amendment No. 1 to October 14, 2003 8-K filing. Re: Acquisition of the common stock of International Entertainment Consultants, Inc.

3)	Filed on June 15, 2004, Item 5. Current Report on Form 8-K re: Listing on the American Stock Exchange.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.
(Registrant)

Date: August 23, 2004	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 23, 2004	By:	/s/ Donald W. Prosser
Donald W. Prosser, Director and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)