Form 10QSB
period 2004-09-30
VCG HOLDING CORP
filed 2004-11-22
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004

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

As of November 22, 2004, there were 8,286,559 shares of the issuer’s common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Assets

Unaudited

	September 30 2004	December 31 2003
Current Assets
Cash & cash equivalents	$3,090,256	$418,661
Other receivables, includes related parties	1,738,140	1,270,549
Inventories	97,080	86,902
Prepaid expenses	178,466	218,008

Total Current Assets	5,103,942	1,994,120

Property and Equipment
Land	831,225	831,225
Buildings	8,408,282	8,398,972
Equipment	1,695,004	1,031,044
Furniture & fixtures	665,532	579,423
Signs	123,344	35,053
Leasehold improvements	2,618,260	1,145,982
Less accumulated depreciation	(776,630)	(874,093)

Net equipment and leasehold improvements	13,565,017	11,147,606

Other Assets
Investments	732,275	186,998
Deposits	81,277	49,156
Liquor license	231,110	181,110
Loan fees, net	179,812	240,000
Goodwill	5,519,719	5,519,719
Construction period interest and taxes	593,474	238,401
Plans and drawings	139,943	139,943
Deferred offering costs	70,751	10,751

Total Other Assets	7,548,361	6,566,078

Total Assets	$26,217,320	$19,707,804

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$534,243	$116,994
Accrued expenses	806,321	782,890
Income taxes payable	49,702	79,012
Due to related party	503,504	100,000
Current portion of capitalized lease	152,949	112,140
Current portion of long-term debt	5,573,806	3,219,849

Total current liabilities	7,620,525	4,410,885

Long-term Debt
Deferred income taxes	161,931	86,346
Capitalized lease	1,177,284	1,184,403
Long-term debt	6,065,408	5,477,406

Total long-term debt	7,404,623	6,748,155

Minority Interest Liability	131,649	1,010,997

Preferred stock $.0001 par value; 1,000,000 shares authorized; 590,250 (2004) and none (2003) issued and outstanding	5,902,500	—

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 8,226,559 (2004) and 7,976,559 (2003) shares issued and Outstanding	823	798
Paid-in capital	3,669,658	6,474,570
Retained earnings	1,487,542	1,062,399

Total stockholders’ equity	5,158,023	7,537,767

Total Liabilities and Stockholders’ Equity	$26,217,320	$19,707,804

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,
	2004	2003	2004	2003
Revenues
Sales of alcoholic beverages	$1,051,123	$1,073,969	$3,251,563	$3,206,335
Sales of food and merchandise	149,477	76,099	351,373	204,552
Service revenue	813,484	657,873	2,446,451	1,721,583
Management fees and other income	1,076,057	1,099,498	3,012,643	3,326,419

Total revenue	3,090,141	2,907,439	9,062,030	8,458,889

Operating Expenses
Cost of goods sold	259,120	244,353	878,645	731,347
Salaries and wages	1,297,821	1,168,662	3,599,196	3,427,588
Management fee	1,400	3,900	12,200	20,420
Other general and administrative
Taxes and permits	116,576	125,799	360,550	353,688
Charge card and bank fees	27,789	24,975	87,824	83,398
Rent	103,226	77,999	306,322	180,484
Legal and professional	126,749	71,026	290,656	251,046
Advertising and marketing	146,107	140,411	516,205	359,433
Other	516,463	509,350	1,494,537	1,335,229
Depreciation & amortization	137,578	107,298	404,853	276,381

Total operating expenses	2,732,829	2,473,775	7,950,988	7,019,014

Income from operations	357,312	433,664	1,111,042	1,439,875

Other income (expenses)
Interest expense	(143,824)	(102,912)	(388,941)	(263,779)
Interest income	8,886	27,263	140,468	39,076
Unrealized loss on marketable securities	—	6,411	—	6,411
Gain on sale of marketable securities	—	—	67,385	—

Total Other Income (Expenses)	(134,938)	(69,238)	(181,088)	(218,292)

Net income before income taxes	222,374	364,426	929,954	1,221,583

Income tax expense – current	(34,046)	53,236	42,011	192,706
Income tax expense – deferred	31,278	64,759	75,584	64,759

Total income taxes	(2,768)	117,995	117,595	257,465

Minority interest expense	2,115	16,149	39,749	43,432

Net income	$223,027	$230,282	$772,610	$920,686

Basic income per common share	$0.03	$0.04	$0.10	$0.14

Weighted average shares outstanding	8,169,812	6,525,330	8,067,252	6,781,795

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Statement of Stockholders’ Equity

For the nine months ended September 30, 2004

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2003	7,976,559	$798	$6,474,570	$1,062,399	$7,537,767
Sale of Common Stock	50,000	5	107,495	—	107,500
Excess purchase price over book value, VCG Restaurant Denver, Inc.	—	—	(146,383)	—	(146,383)
Shares issued for General Partnership interest of Glendale Restaurant Concepts LP	200,000	20	599,980	—	600,000
Excess purchase price over book value, Glendale Restaurant Concepts LP	—	—	(3,366,004)	—	(3,366,004)
Prior income of VCG Restaurant Denver, Inc. (January 1, 2004 to June 30, 2004)	—	—	—	(53,300)	(53,300)
Prior income of Glendale Restaurant Concepts, LP (January 1,2004 to June 30, 2004)	—	—	—	(294,167)	(294,167)
Net income for nine months ended September 30, 2004	—	—	—	772,610	772,610

Balances, September 30, 2004	8,226,559	$823	$3,669,658	$1,487,542	$5,158,023

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the nine months ended,

Unaudited

	September 30,
	2004	2003
Net income	$772,610	$920,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404,853	276,381
Minority interest income	39,749	43,432
(Increase) decrease in other receivables	(124,819)	(878,444)
(Increase) decrease in inventory	(10,181)	12,236
(Increase) decrease in prepaid expenses	89,767	(189,392)
(Gain) loss on disposition of marketable securities	(67,385)	—
(Gain) on unrealized marketable securities	—	(6,411)
Increase (decrease) in trade accounts payable	417,246	40,127
Increase (decrease) in income taxes payable	(29,309)	16,504
Increase (decrease) in deferred income taxes payable	75,584	64,759
Increase (decrease) in accrued expenses	32,547	275,450

Net cash provided by operating activities	1,600,662	575,328

Investing Activities
Investments	(232,275)	(568,506)
Purchase of goodwill	—	(1,100,000)
Purchases of equipment and leasehold improvements	(2,820,755)	(4,512,590)
Investment in plans and drawings	—	(84,512)
Construction period interest and taxes	(355,073)	(119,816)
Costs of licenses	(50,000)	(91,110)
Deposits	(32,121)	(33,200)
Proceeds from disposition of marketable securities	251,299	—

Net cash used by investing activities	(3,238,925)	(6,509,734)

Financing Activities
Cost of loan fees	—	(22,640)
Deferred offering costs	(60,000)	(85,227)
Proceeds from capitalized lease	144,751	—
Payment on capitalized lease	(111,059)	(70,500)
Proceeds from mortgage payable	3,519,619	6,814,000
Payments on mortgage payable	(1,973,146)	(2,843,329)
Loan from related party	655,956	475,000
Related party repayments	(626,263)	(1,563,925)
Sale of Preferred stock	2,652,500	—
Sale of Common stock	107,500	3,358,228

Net cash provided by financing activities	4,309,858	6,061,607

Net increase in cash	2,671,595	127,201
Cash beginning of period	418,661	461,200

Cash end of period	$3,090,256	$588,401

Interest Paid	$642,773	$228,570

Income Taxes Paid	$90,000	$91,876

Supplemental disclosure of non-cash investing and financing activities:
During 2003, the Company paid $230,568 for loan fees in Common Stock
During 2003, the Company paid $263,800 for services in Common Stock
During 2004, the Company paid $600,000 for an acquisition in Common Stock
During 2004, the Company converted $3,250,000 of Convertible Notes to Preferred Stock

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

For the nine months ended, September 30, 2004

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

The Company reincorporated as a Colorado corporation in December 1998. The Company in April 2002 came under new management and is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. The Company owns and operates five nightclubs located in suburbs of Memphis, Tennessee; Indianapolis, Indiana; Denver (2), Colorado; St. Louis, Illinois, and a club under construction in Phoenix, Arizona. The Company manages nightclubs in ten additional locations.

The Company has selected December 31 as its year end.

2) Summary of Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2003 and September 30, 2004, and the results of operations and cash flows for the periods ended September 30, 2003 and 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company for all periods presented and its subsidiaries; Platinum of Illinois, Incorporated for all periods presented; Indy Restaurant Concepts, Inc. for all periods presented; Tennessee Restaurant Concepts, Inc. for all periods presented; Epicurean Enterprises, LLC. from May 1, 2003; International Entertainment Consultants, Inc. for all periods presented, VCG Restaurants Denver, Inc. for all periods presented, Glendale Restaurant Concepts LP for all periods presented; and VCG Real Estate Holding, Inc. for all periods presented. The financial statements reflect all adjustments, consisting of normal recurring accruals, which are, in the opinion of management, necessary to fairly present such information in accordance with generally accepted accounting principles and all significant inter-company balances and transactions are eliminated in the consolidation.

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

For the nine months ended, September 30, 2004

Unaudited

2) Summary of Accounting Policies (Continued)

Restatement of Financial Statement

The 2003 financial statements have been restated for the acquisitions of IEC, Glendale Restaurant Concepts LP and VCG Restaurants Denver, Inc., companies under common control. The effect of the restatement was to increase revenues by $5,863,444 and increase the net income by $516,470 for the nine months ended September 30, 2003.

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

3) Income Taxes

The provisions for income taxes from continuing operations consists of the following components:

Current income tax expense	$46,586
Deferred income tax expense	75,584
Other credits	(4,575)

$117,595

4) Due to Related Parties

In connection with the purchase of Centerfolds nightclub in Denver from Larisa, Inc. (an unrelated third party) for $1,300,000, the Company authorized a loan of $1,300,000 to the chairman pursuant to a promissory note, due in one year at 9% interest, secured by the stock of VCG Restaurant Denver, Inc. (“VCGD”) Mr. Lowrie purchased the club in the name of VCGD and would transfer VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company would purchase VCGD by canceling the note. In the event the liquor license is not approved, the Company has the option to purchase VCGD or to require Mr. Lowrie pay the loan. The Company is receiving a management fee of $10,000 per month. The board has approved the exercise of the option. In addition the Company has a note to VCGD in connection with funding the $1,300,000 payment for the purchase of the nightclub. The interest accrued on the note was $126,750 at June 30, 2004. The Company borrowed $975,000 from a bank and the bank was paid off by VCGD from a loan it secured from a bank. The board agreed to continue to pay to VCGD the same amount as the bank was receiving and the loan was removed as part of the Company’s acquisition of VCGD. The outstanding balance at June 30, 2004 was $945,487. During the fourth quarter of 2003 and the first two quarters of 2004 the Company advanced $327,472 to VCGD to remodel. On June 30, 2004 the Company exercised its option and purchased the club with its net investment becoming $481,263. The cost of the acquisition was $146,383 more than the book value of VCGD at the date of acquisition and results in a charge to paid in capital of the $146,383.

On July 21, 2004 the Company acquired a 90.5 percent interest in Glendale Restaurant Concepts, LP (an entity under common control) which included the one percent general partnership interest (Note 7). The price for the acquisition was $4,600,000. The limited partnership interest of 89.5 percent purchased from Lowrie Management LLLP for $4,000,000 on a promissory note $2,000,000 due in 2005 and $2,000,000 due in 2006 and interest payable monthly. The general partnership interest (1%) was $600,000 in the form of 200,000 shares of restricted Common stock of VCG from Troy H. Lowrie. The value was determined by an independent valuation was $3,366,004 above 90.5 percent of the book value of Glendale Restaurant Concept, LP at the date of acquisition and resulted in a charge to paid in capital of $3,366,004.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the nine months ended, September 30, 2004

Unaudited

4) Due to Related Parties (Continued)

During the year 2003 and first three quarters 2004 the Company has received advances from Lowrie Management LLLP. These advances were used for various cash flow needs. In the second quarter of 2004 the Company paid Lowrie Management LLLP $300,000 on one of its notes. The board agreed to pay interest on the balances owed and the balances due are included in two notes and advance, with outstanding balances at September 30, 2004 of $140,920, $161,157, 300,000, 4,000,000 (see above) and $40,000. Interest of $49,567 was accrued but unpaid at September 30, 2004.

5) Credit Facility

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility that expired in March 2004 and was extended to March 2005. The instrument bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued the lender 40,000 shares of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $1,200,000 on the line of credit by September 30, 2004.

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

6) Note Payable Bank

In December 2003, VCG entered into a line of credit with a bank for $850,000 that expires in December 2004 and bears an interest rate of 6.5% per annum (1% over the Wall Street Journal Prime Rate). The line of credit is guaranteed by Lowrie Management LLP and the proceeds were used to reduce a prior line of credit and start construction on the night club in Arizona. The Company had drawn $850,000 on the line of credit by September 30, 2004.

7) Acquisitions

VCG executed a letter of intent in February 2004 to purchase 100% of the outstanding stock of Classic Affairs, Inc. (Classic). Classic owns and operates a premium adult nightclub in downtown Minneapolis, Minnesota under the name of Schieks Palace Royale. Under the terms of the agreement, VCG will acquire 100% of outstanding common shares of Classic. The purchase price will be made up of cash, preferred stock, long-term notes and common stock with options. The allocation of the source of funds will be finalized in the definitive agreement to be signed upon approval of the transfer of the liquor license. In addition to the business, VCG retains an option to purchase the real estate. The real estate used by Schieks Palace Royale was a federal reserve bank and is registered as a federal historic landmark. VCG anticipates closing under the definitive agreement within one week of the liquor license transfer. The Company has not determined a date in which the license will be issued and reviewing its options.

VCG received approval from the City of Glendale, Colorado for a liquor license and completed its purchase in July 2004 of a 90.5 percent interest in Glendale Restaurant Concepts, LP dba The Penthouse Club Denver. (Note 4)

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the nine months ended, September 30, 2004

Unaudited

7) Acquisitions (Continued)

VCG executed a letter of intent on August 18, 2004 with CCCG, Inc., a Colorado corporation d/b/a Diamond Cabaret for the purchase of the assets. The Buyer is Glenarm Restaurant LLC, a wholly owned limited liability company of VCG. Under the agreement, CCCG, Inc., an unrelated third party, agreed to: (i) sell its operating assets utilized by CCCG, Inc. in its conduct of a restaurant and adult cabaret business at the location in Denver, Colorado; (ii) assign certain space and service leases, (iii) transfer its liquor and adult cabaret licenses to Glenarm Restaurant, LLC. subject to the prior approvals of the local licensing authorities, and (iv) transfer other rights relating to the business, including the trade names, trade styles and goodwill. In addition, CCCG, Inc. agreed to enter into a covenant not to compete prohibiting shareholders of 10% or more of CCCG, Inc’s outstanding stock to compete with the Business for a three-year period. In consideration for the foregoing, the CCCG, Inc. agreed to pay the purchase price in the amount of US$6,000,000. In addition, Glenarm Restaurant, LLC. agreed to pay CCCG, Inc. the cost of the wine and champagne inventory in the amount not to exceed $187,000. The agreement includes a twenty-five year lease for the real estate that the business operates (1222 Glenarm Place, Denver, Colorado). The agreement contains other terms and provisions which are customary for the asset purchase agreement of this nature. The closing of the transaction took place after until the transfer of the liquor license was completed on October 8, 2004. (Note 11)

8) Convertible Notes and Preferred Stock

The board authorized the Company to issue convertible notes at a rate of 7.5 percent up to $5,000,000. These notes are to expire no later than September 30, 2004. On September 24, 2004 the balance of convertible notes was $3,250,000 and all the notes were converted to the Series A Preferred Stock. The Preferred Stock is: (1) redeemable at $10.00 per share by VCG at the option of the holders upon ninety (90) days written notice at any time after one year; (2) redeemable by VCG immediately upon written notice to the holders at $10.00 per share after one year; and (3) convertible at the option of the holders to shares of restricted common stock of VCG based on 75% of market price 30 day moving average of VCG’s common stock on the date of conversion.

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

The following table sets forth certain information about each segment’s financial information for the nine months ended September 30 and December 31, 2003:

	September 30,		December 31, 2003
	2004	2003
Business segment sales:
Night clubs	$6,341,684	$5,449,320	$8,018,132
Management	2,720,346	3,009,569	3,309,569

	$9,062,030	$8,458,889	$11,327,701

Business segment operating income
Night clubs	$1,096,407	$1,439,950	$1,798,857
Management	14,635	(75)	20,043

	$1,111,042	$1,439,875	$1,818,900

Business segment assets
Night clubs	$25,307,200	$19,603,009	$19,028,307
Management	910,120	714,572	679,497

	$26,217,320	$20,317,581	$19,707,804

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

For the nine months ended, September 30, 2004

Unaudited

9) Segment Accounting (Continued)

Business segment liabilities
Night clubs	$14,185,147	$10,098,667	$10,527,484
Management	840,001	677,426	631,556

	$15,025,148	$10,776,093	$11,159,040

10) Advances to Entertainment International, Inc.

In July 2003, VCG entered into an agreement, with a third party, to purchase a forty-nine percent interest and an option for two percent more in the next three years in a club in Hawaii by November 2003 for $500,000. The purchase is subject to due diligence review and approval by the State of Hawaii and the City of Honolulu. The club began operations in January 2004. VCG has declined to exercise its option to purchase the two percent additional ownership. VCG has an investment in the forty-nine percent interest of $500,000 and has advanced $608,460 plus $56,169 in unpaid accrued interest as September 30, 2004. The advances are in form of two demand notes, one to VCG Holding Corp for $449,750 and one to IEC for 158,710.

11) Subsequent Events

On October 8, 2004 the City of Denver issued a liquor license to Glenarm Restaurant, LLC., a wholly owned limited liability company of VCG, to operate the Diamond Cabaret in Denver, CO (see Note 7)

On November 3, 2004 the construction was completed on the building located in Phoenix, AZ. The Company opened as The Penthouse Club Phoenix and operates in a wholly owned limited liability company, Epicurean Enterprises, LLC.

On November 12, 2004, the Company sold $1,250,000 of 12% Convertible Subordinated Notes in a private placement transaction. The Convertible Subordinated Notes, which are held in Company’s wholly owned limited liability company, Glenarm Restaurant LLC, have a term of two years and are convertible into shares of the Company’s common stock at a conversion price of $2.00 per share at the option of the Noteholder. In addition, for every $250,000 principal amount of the Notes purchased, an investor in the private placement received a 5-year warrant to purchase up to 31,250 common stock shares of the Company at an exercise price of $3.00 per share and a warrant to purchase up to 31,250 common stock shares of the Company at an exercise price of $4.00 per share. Certain purchasers obtained the right to invest an additional $1,500,000 of the Notes with a conversion price at a premium to the average closing prices for the Company’s common stock calculated during the twenty business days immediately prior to the date of the subscription agreement in connection with the private placement. As an additional consideration to the investors in the private placement, upon the purchase of the Company’s securities, Glenarm has granted a security interest in all of its assets to the investors in the private placement pursuant to a security agreement with such investors. The Company guaranteed Glenarm’s obligations pursuant to VCG’s guarantee agreement with such investors. The Company agreed to file a resale registration statement with the Securities and Exchange Commission within thirty (30) days of the final closing of the private placement for the purchasers in the private placement.

As of November 19, 2004 the Company has not closed the Series A Preferred Stock Program. The amount of preferred stock sold to date is 756,500 shares or $7,565,000. The Company plans to close the offering on November 24, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources during the nine month and three month periods ended September 30, 2004 and 2003. This discussion should be read in conjunction with the financial statements and financial statement footnotes included in this report, and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission (“SEC”) on April 15, 2004.

Executive overview

VCG is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, and upscale restaurant and beverage services in a first class environment to affluent patrons. Our management has over 20 years of experience in successfully owning and operating first class nightclubs and has in-depth knowledge of the industry.

We currently owns seven operating nightclubs.

•	PT’s® Showclub in Indianapolis, Indiana

•	PT’s® Showclub in Memphis, Tennessee

•	The Platinum Club in Brooklyn, Illinois, also known as East Saint Louis

•	Centerfold Showclub in Denver, Colorado

•	The Penthouse Club in Denver, Colorado (acquired July 21, 2004)

•	Diamond Cabaret in Denver, Colorado (acquired October 8, 2004)

•	The Penthouse Club in Phoenix, Arizona (opened November 3, 2004)

We also have a letter of intent to purchase a nightclub located in Minneapolis, Minnesota that is subject of due diligence and license review. There can be no assurance that the Minneapolis club will be purchased. We have several other locations under review as possible purchase or management candidates.

Our business consists of two segments: adult nightclub operations, and the management of adult nightclubs. The management of adult nightclub segment is operated through our wholly-owned subsidiary, International Entertainment Consultants, Inc. (“IEC”), currently manages sixteen adult night clubs six of which are owned by VCG. The remaining ten nightclubs are owned or controlled by the Chairmen and CEO, Troy H. Lowrie. At present all of IEC’s management arrangements are structured so as to enable IEC to realize a break-even operating result. We expect that IEC will manage all clubs owned by VCG and that IEC will pursue opportunities with third party owners to manage additional nightclubs.

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

We plan to acquire established nightclubs in existing locations in order to avoid the substantial costs and risks associated with building and licensing nightclubs in new locations with no existing customer base. The adult entertainment nightclub industry is fragmented with most nightclub owners owning only one club. Adult entertainment nightclubs are rarely advertised for sale; but rather, their availability is made known through word-of-mouth within the industry. VCG, through its extensive contacts in the industry, is aware of numerous nightclubs that are for sale throughout the United States. Typically, these nightclubs become available for sale because of owners reaching retirement age, increased operating expenses causing decreased profitability, and inability or unwillingness to commit capital in order to upgrade older nightclubs. Management believes that if VCG is able to achieve sufficient public market valuation for its shares as a public company, VCG will be able to make all or partial stock acquisitions of nightclubs.

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

Consolidated Results of Operations

Key selected financial and operating data for the nine and three months ended September 30, 2004 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment, Note 9.

Results of operations

	Three months		Percent Change 2004 vs. 2003
	2004	2003
Total Revenue	$3,090,141	$2,907,439	6.3
Cost of Sales	259,120	244,353	6.0
Labor	1,297,821	1,168,662	11.1
Advertising and marketing	146,107	140,411	4.1
Other operating expenses	892,203	813,049	9.7
Depreciation & amortization	137,578	107,298	28.2
Total operating expenses	2,732,829	2,473,775	10.5
Income from operations	357,312	433,664	(17.6)
Interest Expense	143,824	102,912	39.8
Interest Income	8,886	27,263	(67.4)
Other income	—	6,411	*
Income tax provision	(2,768)	117,995	*
Minority interest expense	2,115	16,149	(86.9)
Net Income	$223,027	$230,282	(3.2)
Net Income per share	$0.03	$0.04	*

*	Not meaningful

Results of operations

	nine months		Percent Change 2004 vs. 2003
	2004	2003
Total Revenue	$9,062,030	$8,458,889	7.1
Cost of Sales	878,645	731,347	20.1
Labor	3,599,196	3,427,588	5.0
Advertising and marketing	516,205	359,433	43.6
Other operating expenses	2,552,089	2,224,265	14.7
Depreciation & amortization	404,853	276,381	46.5
Total operating expenses	7,950,988	7,019,014	13.3
Income from operations	1,111,042	1,439,875	(22.8)
Interest Expense	388,941	263,779	47.4
Interest Income	140,468	39,076	259.5
Other income	67,385	6,411	*
Income tax provision	117,595	257,465	(54.3)
Minority interest expense	39,749	43,432	(8.5)
Net Income	$772,610	$920,686	(16.1)
Net Income per share	$0.10	$0.14	*

*	Not meaningful

2004 Compared to 2003

Total Revenues

We had a 7.1% increase in total revenue for the nine month period ended September 30, 2004. When comparing same clubs revenues three of the clubs increased their revenues by 25.02 % for the nine month period ended September 30, 2004. The Indianapolis, Indiana club is an established club and increased its revenue by 5.7%, VCG Restaurant Denver, Inc. which is in its second year of business represented an increase of 72.7%, Glendale Restaurant Concepts, LP had an increase of 21.1% represented by the conversion to a Penthouse Club in late January 2004. The Saint Louis, Illinois and Memphis, Tennessee clubs had reduced revenue over the same period 2003. The decrease related to the Illinois was primarily the result of a several month long bridge closure for construction denying motorist access to the principal route from St. Louis to our Illinois club. The Tennessee club was closed for about three weeks during the period resulting in lost revenue during the same period but has not regained the revenue level it had prior. The revenue trend for the last three months of the nine month 2004 period was above the 2003 revenue level for all clubs.

Operating Expenses

The overall operating expenses for the nine month period ended September 30, 2004 were 13.3% higher than the same period 2003. The cost of goods sold increased 2.9 % as a percentage of related sales due to a small change in the mix of products. Marketing expenses increased 43.6 % over the same period in 2003. The increase relates to several items: the marketing expenses, a large increase in Tennessee to attempt to return the revenue to its 2003 level, marketing for Penthouse in Denver, and the marketing of the new club in Colorado. Other operating expenses increased 14.7 % over the 2003 period primarily due to the acquisition, due diligence, and construction costs. These expenses will level out doing the forth quarter of 2004.

Interest Expense.

Interest expense has increased 47.4 % during the nine month period ended September 30, 2004 over the same period in 2003. The increase is due to increased borrowings for acquisition and capital expenditures. Part of our model is to borrow during the first several years of our growth plan. The interest expense represents $0.05 per share for the nine months period of 2004 and $0.04 per share for the nine months period of 2003.

Interest Income

Interest income increased 259.5% for the nine month period ended September 30, 2004. More than a half of that increase was related to the note receivable for the CEO related to the Denver, Colorado club. The note was retired on June 30, 2004 and interest income was reduced by $29,250 per quarter. In addition, as we acquire more clubs our cash level is expected to decrease as will the amount of interest earned in future periods.

Net income

Net income after income taxes was $223,027 for the three months ended September 30, 2004 as compared with $230,282 for the same period in 2003. Net income after income taxes was $772,610 for the nine months ended September 30, 2004 as compared with $920,686 for the same period in 2003. The calculation of income taxes related to the acquisitions of clubs from related parties does not allow for a provision for income taxes on the periods reported before the acquisition. Therefore it accounts for $139,870 of the difference in net income tax between 2004 and 2003.

Liquidity and Capital Resources

At December 31, 2003, VCG had a working capital deficit of $2,416,765. The working capital deficit for September 30, 2004 was $2,516,583. The negative working capital is primarily due to the use of current working capital and short term borrowings to fund acquisitions, construction, equipment and leasehold improvements.

VCG had stockholders’ equity of $7,537,767 at December 31, 2003 and $5,158,023 at September 30, 2004. The change is the results of income from operations of $772,610, proceeds from the sale of shares of common stock for $107,500, and related party acquisitions that reduces Paid in Capital for the excess of purchase price of the book value of the acquired clubs of $3,512,387.

The net cash proceeds from operations for the nine months ended September 30, 2004 was $1,600,662 and $575,328 for the nine months ended September 30, 2003. The increase is due to payables increasing and a reduction of current receivables.

The net cash used by investing activities for the nine months ended September 30, 2004 was $3,238,925 of which $2,820,755 was for equipment and improvements primarily in Phoenix, AZ; $232,275 for investments and $437,194 for licenses, construction period interest and costs related to the Phoenix property, and was reduced by the proceeds of $251,299 from the sale of marketable securities. The net cash used by investing activities for the nine months ended September 30, 2003 was $6,509,734 of which $4,225,329 is for the acquisition of the Phoenix property, and the equipment and leaseholds in Denver, $568,506 for investments and $328,638 for licenses, construction period interest and costs related to the Phoenix property.

Cash used for financing activities for the nine months ended September 30, 2004 of $2,710,468 was applied to the reduction of related debt and $60,000 for deferred offering costs. The cash used for financing activities for the nine months ended September 30, 2003 of $4,477,754 was applied to the reduction of debt, $22,640 paid for loan fees, and $85,227 for deferred offering costs.

The cash provided by financing activities for the nine months ended September 30, 2004 was $7,080,326 of which $4,320,326 was from the issuance of new debt; there was $107,500 provided by the issuance of common stock and $2,652,500 in preferred stock. The cash provided by financing activities of $10,647,228 for the nine months ended September 30, 2003 of which $6,814,000 was from the issuance of new debt, $475,000 was from Lowrie Management LLLP in the form of an advance, and $3,358,228 provided by the issuance of common stock.

On November 12, 2004, the Company sold $1,250,000 of 12% Convertible Subordinated Notes in a private placement transaction.

Management believes the operations of VCG together with the lines of credit, purchase debt funding, and sale of securities will provide adequate liquidity to meet its working capital needs for the next twelve months and will allow for additional expansion.

VCG has identified acquisition candidates and has entered into discussions with some of the candidates. These discussions are continuing. Accordingly, we have two material capital commitment for an acquisition:

1)	VCG signed a letter of intent in February 2004 to purchase 100% of the outstanding securities of Classic Affairs, Inc. Classic owns and operates a premium adult nightclub in downtown Minneapolis, Minnesota under the name of Schieks Palace Royale. Under the terms of the agreement, VCG will acquire 100% of the outstanding securities of Classic. The purchase price will consist of cash, preferred stock, long-term notes and common stock with options. The allocation of the source of funds will be finalized in the definitive agreement.

The transaction is anticipated to close in late September upon approval of the transfer of the liquor license. In addition to the purchase of the business, VCG will retain an option to purchase the real estate. The real estate used by Schieks Palace Royale was a former federal reserve bank and is registered as a federal historic landmark.

2)	VCG executed a letter of intent on August 18, 2004 with CCCG, Inc., a Colorado corporation d/b/a Diamond Cabaret for the purchase of the assets. The Buyer is Glenarm Restaurant LLC, a wholly owned limited liability company of VCG. Under the agreement, CCCG, Inc., an unrelated third party, agreed to: (i) sell its operating assets utilized by CCCG, Inc. in its conduct of a restaurant and adult cabaret business at the location in Denver, Colorado; (ii) assign certain space and service leases, (iii) transfer its liquor and adult cabaret licenses to Glenarm Restaurant, LLC. subject to the prior approvals of the local licensing authorities, and (iv) transfer other rights relating to the business, including the trade names, trade styles and goodwill. In addition, CCCG, Inc. agreed to enter into a covenant not to compete prohibiting shareholders of 10% or more of CCCG, Inc’s outstanding stock to compete with the Business for a three-year period. In consideration for the foregoing, the CCCG, Inc. agreed to pay the purchase price in the amount of US$6,000,000. In addition, Glenarm Restaurant, LLC. agreed to pay CCCG, Inc. the cost of the wine and champagne inventory in the amount not to exceed $187,000. The agreement includes a twenty-five year lease for the real estate that the business operates (1222 Glenarm Place, Denver, Colorado). The agreement contains other terms and provisions which are customary for the asset purchase agreement of this nature. The closing of the transaction took place after until the transfer of the liquor license was completed on October 8, 2004.

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

Foreign Currency Exchange Risk

We did not have any foreign currency hedges or other derivative financial instruments as of September 30, 2004. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

Item 4.	Controls and Procedures

In connection with the preparation of this quarterly report on Form 10QSB for the period ended September 30, 2004, we, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (the “Certifying Officers”) carried out our evaluation of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported by our management on a timely basis to comply with our disclosure obligations under the Exchange Act and the rules and regulations hereunder. No change in the Company’s internal control over financial reporting occurred subsequent to the date of the evaluation that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities:

The Company offered up to $5,000,000 of Convertible Promissory Notes (the “Notes”) from January through September 2004, VCG issued $3,250,000 of Notes to eleven accredited individuals and three accredited partnerships. The Notes bear interest at 7 1/2% per annum and are due September 30, 2004. The Notes are convertible into Series A Preferred Stock ($.001 par value) at a conversion rate of $10.00 per share. On September 24, 2004 the balance of Convertible Promissory Notes was $3,250,000 and all the Notes were converted to the Series A Preferred Stock. The offer and sale is not underwritten and no commissions or other remuneration is being paid in connection with the sale of the Notes. The Notes offered are not registered under the Securities Act of 1933, as amended (the “Securities Act”) and are sold pursuant to the exemption from registration under rule 506 of Regulation D promulgated under Section 4(2) as a transaction not involving a public offering. Each of the investors had access to the kind of information about us that we would provide in a registration statement, was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act and represented to us his intention to acquire our securities for investment purposes only and not with the view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the certificates representing the securities issued. The proceeds of the offering are being used to partially fund the proposed acquisitions of nightclubs and the construction in Phoenix, AZ.

The Preferred Stock is non-voting and dividends are payable at VCG’s discretion solely from net income, if any. In addition, the Preferred Stock is: (1) redeemable at $10.00 per share by the Company at the option of the holders upon ninety (90) days written notice any time after one year, (2) redeemable by the Company immediately upon written notice to the holders at $10.00 per share, and (3) convertible at the option of the holders to shares of restricted common stock of VCG based on 75% of market price of VCG’s common stock on the date of conversion. The designations, preferences, relative rights and other distinguishing characteristics of the Series A Preferred Stock authorized for issuance in the foregoing private placement are set forth in the Designations, Preferences, Limitations, and Relative Rights of Series A Convertible Preferred Stock of the Company (the “Certificate”). The forgoing is a summary description of the designations and relative rights of Series A Preferred Stock and by its nature is incomplete. It is qualified in the entirety by the text of the Certificate, a copy of which is filed as Exhibit 4.1 of the June 30, 2004 10QSB.

On November 12, 2004, VCG Holding Corporation, a Colorado corporation (the “Company”) sold the $1,250,000 of 12% Convertible Subordinated Notes (the “Notes”) in a private placement transaction. The Notes, which are held in the Company’s wholly owned subsidiary, Glenarm Restaurant LLC (“Glenarm”), have a term of two years and are convertible into shares of the Company’s common stock at a conversion price of $2.00 per share at the option of the Noteholder. In addition, for every $250,000 principal amount of the Notes purchased, an investor in the private placement received a 5-year warrant to purchase up to 31,250 common stock shares of the Company at an exercise price of $3.00 per share and a warrant to purchase up to 31,250 common stock shares of the Company at an exercise price of $4.00 per share. Certain purchasers obtained the right to invest an additional $1,500,000 of the Notes with a conversion price at a premium to the average closing prices for the Company’s common stock calculated during the twenty business days immediately prior to the date of the subscription agreement in connection with the private placement. As an additional consideration to the investors in the private placement, upon the purchase of the Company’s securities, Glenarm has granted a security interest in all of its assets to the investors in the private placement pursuant to a security agreement with such investors. The Company guaranteed Glenarm’s obligations pursuant to a parent guarantee agreement with such investors. Further, the Company agreed to file a resale registration statement with the Securities and Exchange Commission within thirty (30) days of the final closing of the private placement for the purchasers in the private placement.

Westminster Securities Corporation acted as an exclusive placement agent in connection with the private placement. The Company intends to use the proceeds of the private placement to provide financing for its recently completed acquisition of the Diamond Cabaret nightclub in Denver, Colorado.

In connection with the transaction, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering insofar as the purchasers in the private placement are accredited investors purchasing the securities for their own account and not with a view towards or for resale in connection with their distribution. The foregoing is a summary description of the major terms of the referenced documents in connection with the private placement. , a copy of all such documents, are filed as Exhibits 10.1 through 10.8. All readers of this Quarterly Report are encouraged to read the entire text of the documents.

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibit No.	Exhibit

10.1	12% Convertible Senior Subordinated Note (1)

10.2	Subscription Agreement (1)

10.3	Security Agreement (1)

10.4	VCG Holding Corp. Parent Guarantee Agreement (1)

10.5	Additional Investment Right Agreement (1)

10.6	Voting Agreement (1)

10.7	$3.00 Stock Purchase Warrant (1)

10.8	$4.00 Stock Purchase Warrant (1)

31.1	Certification of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (1)

31.2	Certification of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002. (1)

32.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (1)

32.2	Certification Statement of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002. (1)

(1)	Filed herewith.

Reports on Form 8-K

1)	Filed on July 13, 2004 – Item 2, Current Report on Form 8-K re: Purchase of VCG Restaurant Denver, Inc.

2)	Filed on July 29, 2004, Item 2, Current Report on Form 8-K Re: Acquisition of a 90.5% interest in Glendale Restaurant Concepts LP dba Penthouse Club Denver.

3)	Filed on August 30, 2004, Item 7. Current Report on Form 8-K/A Amendment No. 1 to July 29, 2004 8-K filing re: Acquisition of a 90.5% interest in Glendale Restaurant Concepts LP dba Penthouse Club Denver.

4)	Filed on September 2, 2004, Item 2.01, Current Report on Form 8-K Re: Acquisition of assets of CCCG, Inc. dba Diamond Cabaret.

5)	Filed on September 13, 2004, Item 8.01, Current Report on Form 8-K Re: Press release regarding cancellation of plans to purchase Minnesota night club.

6)	Filed on September 28, 2004, Item 7.01, Current Report on Form 8-K Re: CFO meeting with broker-dealers and investment bankers.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP. (Registrant)

Date:	November 22, 2004	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

Date:	November 22, 2004	By:	/s/ Donald W. Prosser
Donald W. Prosser, Director and
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)