Form 10KSB
period 2004-12-31
VCG HOLDING CORP
filed 2005-04-18
CIK 1172852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50291

VCG HOLDING CORP.

(Name of small business issuer in its charter)

Colorado	84-1157022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 Union Boulevard, Suite 540, Lakewood, CO 80228

(Address of principal executive offices, including zip code)

(303) 934-2424

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for fiscal year ended December 31, 2004 were $12,219,584.

The aggregate market value of the voting stock held by non-affiliates as of April 11, 2005 was $8,806,140.

The number of shares outstanding of the issuer’s common stock as of April 11, 2005 was 8,476,559.

Documents incorporated by reference: None.

Cautionary Note Regarding Forward-Looking Statements

This report contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements in this annual report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. In some cases, these statements may be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms and other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, the outcome of pending legal matters, levels of activity, performance or achievements. These statements involve known and unknown risks and uncertainties that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Several important factors could affect future results, causing the results to differ materially from those expressed in the forward-looking statements in this annual report, including, but not limited to the timing, impact and other uncertainties related to pending and future acquisitions by us; changes in laws or rules or regulations of governmental agencies. These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this annual report. Other unknown or unpredictable factors also could have material adverse effects on our future results. The forward-looking statements in this annual report are made only as of the date of this annual report, and we do not have any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances. We cannot assure you that projected results will be achieved. Additional factors that may cause or contribute to such differences include, among other things, those discussed under the captions “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis.” Forward looking statements not specifically described above also may be found in these and other sections of this annual report.

Item 1. Description of Business

Company Overview

VCG Holding Corp. was incorporated under the laws of the State of Colorado in 1998, but did not begin operations until 2002. We are engaged in owning and operating nightclubs which provide quality live adult entertainment and food and beverage services. Since 2002, we have purchased and operate seven adult entertainment nightclubs. We also acquired International Entertainment Consultants, Inc., a company formed in 1980 that provides management services to our nightclubs and non-owned affiliated nightclubs for a fee. In June 2002, we formed VCG Real Estate Holding Corporation, a wholly owned subsidiary, that purchased the land and buildings which house four of our nightclubs. Our management team has substantial experience in successfully owning and operating adult entertainment nightclubs and has in-depth knowledge of the industry.

Since we began operations, we have acquired the following nightclubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	The Platinum Club in East Saint Louis, Illinois, (acquired 2002)

•	Centerfold Showclub in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Phoenix, Arizona (opened 2004)

•	The Memphis Club in Memphis, Tennessee (acquired 2002 and sold in January 2005)

The aggregate cost of acquisition and build out for these seven clubs was approximately $27 million.

The day to day management of all nightclubs is conducted through International Entertainment Consultants, Inc. (“IEC”). All of our clubs offer live adult entertainment and generally food and beverage service. Of the six owned nightclubs, three offer fine dining in full service restaurants and have VIP facilities and five serve alcoholic beverages. The non-owned clubs that we manage are majority owned by Lowrie Management, LLLP. Lowrie Management is controlled by our Chairman and CEO, Troy H. Lowrie and owned by Mr. Lowrie and related parties. These clubs are located in Colorado, Illinois and Kentucky.

All nightclubs managed by IEC are charged for direct expenses and a proportionate share of IEC’s general operating and administrative expenses. IEC provides management and supervisory personnel to oversee operations, hires and contracts for all operating personnel, establish club policies and procedures, compliance monitoring, purchasing, financial and operating reports, income tax preparation, accounting services and other administrative needs.

The majority of the clubs operate under the branded names PT’s, Diamond Cabaret and The Penthouse Club under non-exclusive licensing agreements.

Our nightclubs are distinguished by the following features:

•	Facilities - The facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. The facilities have state of the art sound systems, lighting and professional stage design. Three owned clubs have a VIP Room, a more elegantly appointed and spacious room accessible only to those who purchase annual memberships.

•	Professional On-Site Management - The facilities are managed by persons who are experienced in the restaurant/hospitality industry. The club managers are responsible for maintaining the overall quality of the nightclubs. In addition, there are also regional managers over each nightclub. The three regional managers have 15 to 22 years of experience in the industry and have been employed by IEC for at least 15 years.

•	Food and Beverage Operations - In the clubs with a full service restaurant the food and beverage operations meet the standard of business entertaining provided by an upscale restaurant. An experienced chef and bar manager are responsible for training, supervising, staffing and operating the food and beverage operations at each nightclub.

•	Entertainment - All clubs provide attractive, talented and courteous female performers. The highest standards are maintained for appearance, attitude, demeanor, dress and personality. The entertainment encourages repeat visits and increases the average length of a patron’s stay.

Employees and Independent Contractors

As of December 31, 2004, we had approximately 325 employees, of which 70 are management personnel and the others are service, beverage and administrative personnel.

Our employees are not members of a union and we have never suffered a work stoppage. As is customary in the industry, the entertainers in the nightclubs are not employees; they are independent contractors who work at our nightclubs on a non-exclusive basis and pay us a fee for providing the facilities for them to perform.

Compliance Policies and Controls

IEC has developed comprehensive policies aimed at assuring that the operations of each club are conducted in conformance with local, state and federal laws and that are designed to assure our clients of a quality and enjoyable experience.

Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. IEC has also developed and implemented internal operating and accounting controls to track cash, credit card transactions and food and beverage inventory. These controls also help to maintain the accuracy of our operating and accounting records. In particular, IEC has developed sophisticated software programs to capture operating information and generate reports for efficient management and control of the nightclub. Analysis of the information provided enables IEC to detect atypical variances from expected operating results based on historical activity.

Marketing

The ability to attract patrons to a nightclub for the first time is critical to a nightclub’s success. Promotions, advertising and specials are the typical means to market a nightclub. Newspaper and magazine coupons are often used to attract new customers. Professional sporting events are a natural advertising venue, including ticket-stub drink vouchers and other advertising, including aerial banners at outdoor events.

We extensively utilize a marketing program developed by IEC. Specifically, the clubs are marketed as a safe and upscale environment for adult entertainment. The marketing strategy is to attract new customers, to increase the frequency of visits by existing customers and establish a higher level of name recognition. The marketing program includes advertising in travel and hospitality magazines, print advertising, billboards with distinctive graphics and taxi cab reader boards. The target market is the business-convention traveler and local professionals and business people. In addition, IEC conducts various promotion activities throughout the year to keep the clubs’ names before the public. In order to be good corporate citizens, the clubs actively sponsor and participate in local charitable events and make contributions to local charities.

Our Business Strategy and Growth Plan

The demographic market for adult entertainment nightclubs is substantial as nightclubs appeal to men of all age groups. Within this market, there are two general categories of nightclubs, each having distinct differences in entertainment quality, atmosphere and food service. On the higher-end of the spectrum are the upper-scale nightclubs, also termed “gentlemen’s clubs.” These clubs are characterized by their large facilities and featuring a variety of performers and entertainment on any given night. The entertainment and activities include sports and events on big screen and state of the art television monitors, billiard tables, VIP rooms and specialty acts. Their target market/audience is a more affluent clientele of businessmen and professionals, including women and couples, for whom gentlemen’s clubs are increasingly becoming a viable and attractive entertainment option. In addition, they are no longer limited to providing evening entertainment as daytime operations are also growing, particularly during the lunch hour. Food is prepared by on-site chefs and the menus, if not full service, typically offers a wide variety of entrees and appetizers. Other types of adult nightclubs are what are referred to as “strip clubs” which typically have small facilities and a less professional and attractive ambience. These clubs generally cater to a different clientele, have limited or no food service and make up a majority of the clubs in the industry.

We believe maximum profitability and sustained growth in the industry can only be obtained from owning and operating upscale adult entertainment nightclubs.

Our operations consists of owning and operating nightclubs along with owning the land and buildings in which some clubs operate and managing non-owned nightclubs.

Our strategy for growth is to acquire, upgrade existing and to develop/build upscale nightclubs in areas that are not market saturated and already receptive to well-managed upscale clubs. Adult entertainment nightclubs tend to group together by location. When clubs are within relatively close proximity, regular customers are more likely to try a new club. A significant marketing benefit for us will be our ownership of multiple clubs in multiple cities (“clustering”) to establish and maintain brand name recognition for all of our adult entertainment nightclubs. Our management believes that we are well positioned, both financially and managerially, to continue growing in the industry. By expanding into other locations in other cities and states, we will have the opportunity to realize the benefits of both the economies of scale and name recognition marketing.

Management is continually evaluating opportunities to acquire and develop new nightclubs of optimal size and location and anticipates making acquisitions in the current year.

Competition

The adult nightclub industry is very competitive with respect to price, location and quality of the facility, entertainment, wait service and food and beverages quality and services. We have many competitors in the metropolitan areas in which we are located and/or intend to expand. Some competitors have substantially greater financial resources and a longer history of operations than the nightclubs currently owned by us. Changes in customer preferences, economic conditions, demographic trends and the location, number of and quality of competing nightclubs could adversely affect our business, as could a shortage of experienced local management and hourly employees. We believe our nightclubs enjoy a high level of repeat business and customer loyalty due to our upscale restaurant atmosphere, food quality, premium entertainment, perceived price-value relationship and efficient service.

Government Regulations

Our nightclubs are subject to ever changing local, state and federal regulation. Our business is regulated by local zoning, local and state liquor licensing, local ordinances and state and federal time place and manner restrictions. In the states in which we currently operate, liquor licenses renew annually, and are considered to be a “privileged” license that could be subject to suspension or revocation. The adult entertainment provided by our nightclubs has elements of speech and expression and, therefore, enjoys some protection under the First Amendment to the United States Constitution. However, the protection is limited to the expression, and not conduct. While our nightclubs are generally well established in their respective markets, there can be no assurance that local, state and/or federal licensing and other regulations will permit our nightclubs to remain in operation or profitable in the future.

Intellectual Property

Under the terms of a certain Club Licensing Agreement and in consideration of royalty payments to General Media Communications, Inc. (“General Media”), Penthouse granted us a 5-year non-exclusive license, renewable in 5-years, for the use of the registered trademarks “Penthouse”, “Pet of the Month”, “Pet of the Year”, “Three Key Logo” and “One-Key Logo” in our nightclub operations in Denver, CO; St. Louis, IL; and Phoenix, AZ.

The PT’s® name and logo are trademarks registered with the United States Patent and Trademark Office (USPTO). The Diamond Cabaret name has also been registered with the USPTO. We have been granted a license from Lowrie Management to use the trademarks for no fee. Any proposed fees in the future will be reviewed for fairness by, and subject to the approval of, a majority of the independent directors.

Available Information

Our principal executive offices are located at VCG Holding Corp., 390 Union Blvd., Suite 540, Lakewood, Colorado 80228; out telephone number is (303) 934-2424. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, which requires that we file reports, proxy statements and other information We have been granted a license to use the trademarks by Lowrie Management, LLLP, and our affiliate. There is currently no fee for the license. Any future fee will be reviewed for fairness by, and be subject to the approval of, a majority of independent directors. Until then, and as is currently the case, any such fee will be at a price the fairness of which will be established by an independent valuation. with the Securities and Exchange Commission. The SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including VCG Holding, which file electronically with the SEC. In addition, our Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549.

Risk Factors

•	We have had limited operations which makes our future operating results difficult to predict.

We were incorporated as a Colorado corporation in 1998 and began operating adult entertainment nightclubs in 2002. Since 2002, we have acquired 6 nightclubs and developed and built 1 nightclub. We have subsequently in 2005, disposed of one of the acquired nightclubs at a loss. We have also entered into management agreements and option to purchase agreements for an existing club in Minnesota and a club to be developed and built in Hawaii. The two purchase agreements have expired and did not result in an ownership interest and significant financial losses were incurred.

We have a limited operating history. We face the risks and uncertainties of other early-stage companies. As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls. Our budgeted expense levels are based in part on our expectations concerning future revenues. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our services could have an immediate and material adverse effect on our business, results of operations and financial condition. To the extent that expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

•	We may need additional financing our business expansion plans may be significantly limited.

If cash generated from our operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including cash flow and cash requirements for nightclub acquisitions. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing shareholders will be reduced. We cannot assure you that additional financing will be available on terms favorable to us, if at all. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. Any failure by us to procure timely additional financing or investment adequate to fund our ongoing operations will have material adverse consequences on our business operations and as a result, on our consolidated financial condition, results of operations and cash flows. If we are unable to raise sufficient additional financing, we will not be able to continue our operations.

•	Our directors and executive officers own a majority of our common stock and may exercise significant influence over our direction and policies.

Our directors and executive officers beneficially own approximately 65 % of the outstanding shares of our common stock. As a result of this stock ownership, management has sufficient voting power to significantly influence our direction and policies, the election of directors, the outcome of any other matter submitted to a vote of shareholders, and a change in control. Accordingly, our officers and directors currently have significant influence over the outcome of any corporate transaction or other matters submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

•	Our business operations are subject to regulatory uncertainties which may affect our ability to acquire additional nightclubs, remain in operation or be profitable.

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

•	There is substantial competition in the nightclub entertainment industry which may affect our ability to operate profitably or acquire additional clubs.

Our existing nightclubs (and any other clubs that we may acquire) face competition from other nightclubs, both for nightclub acquisitions and patrons. These competitors may have greater financial and management resources than our company. In addition, the industry is especially sensitive to ever-changing and unpredictable competitive trends and competition for general entertainment dollars which cannot be easily predicted and which are beyond our control.

•	Our business is dependent upon management and employees for continuing operations and expansion.

Our success will depend, to a significant extent, on the efforts and abilities of Troy H. Lowrie, our Chairman of the Board, and Micheal L. Ocello, our President. The loss of the services of Messrs. Lowrie and/or Ocello or our inability to recruit and train additional key personnel in a timely fashion, could have a material and continuing adverse effect on our business and future prospects. A loss of one or more of our current officers or key personnel could severely and negatively impact our operations. We do not carry, nor do we have any present intention of obtaining key man life insurance on any of our executive officers or key management personnel. In addition, our current management team is understaffed and has very limited experience managing a public company subject to the SEC’s periodic reporting obligations. Hiring qualified management will be difficult due to the limited number of qualified professionals in the work force in general. We have in the past experienced difficulty in recruiting qualified personnel and there can be no assurance that we will be successful in attracting and retaining additional members of management if the business begins to grow. Failure to attract and retain personnel, particularly management personnel would materially harm our business, financial condition and results of operations.

•	If we are unable to effectively promote our brand and establish a leading position in the marketplace, our business may fail.

We believe that the importance of brand recognition will increase over time. In order to gain brand recognition, we believe we must increase our marketing and advertising budgets to create and maintain brand name loyalty. We do not know whether these efforts will lead to greater brand recognition. If we are unable to effectively promote our brand and establish a leading position in the marketplace, our operations will suffer.

•	We must continue to meet the American Stock Exchange continued listing requirements or we risk delisting.

Our securities are currently listed for trading on the American Stock Exchange (AMEX). We must continue to satisfy AMEX’s continued listing requirements or risk delisting which would have an adverse effect on our business. If our securities are ever de-listed from the AMEX, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

•	Our acquisitions of companies may result in disruptions in business and diversion of management’s attention.

We may make acquisitions of complementary nightclubs, restaurants or related products. Any acquisitions will require the assimilation of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Such acquisitions may disrupt our operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and partners. We may also have to or choose to incur debt or issue equity securities to pay for any future acquisitions. These issuances could be substantially dilutive to stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired business, products or person with existing operation, we may not receive the benefits of the acquisitions.

•	Our business plan and proposed strategy has not been independently evaluated.

We have not obtained any independent evaluation of our business plan and proposed business strategy. There can be no assurance that our nightclubs or proposed strategy will generate sufficient revenues to maintain profitability.

•	We may be subject to uninsured risks which if realized could expose us to liabilities which we may not be able to pay.

We maintain insurance in amounts we consider adequate for personal injury and property damage to which our nightclubs may be subject. When available at reasonable rates, we maintain personal injury liquor liability insurance. We currently do not have such personal injury liquor liability coverage in place. However, there can be no assurance that we will not be exposed to potential liabilities in excess of the coverage provided by insurance, including, but not limited to, liabilities which may be imposed pursuant to state “dram shop” statutes or common law theories of liability. In general, “dram shop” statutes provide that a person injured by an intoxicated person has the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others.

•	We could use the issuance of additional shares of our authorized stock to deter a change in control.

As of April 11, 2005, we have 8,476,559 shares of common stock outstanding, out of a total of 50,000,000 shares of common stock authorized and 942,000 shares of Series A preferred stock out of a total of 1,000,000 shares authorized out of 1,000,000 shares authorized for future issuance under our Articles of Incorporation. This does not include 480,000 shares of common stock reserved for issuance under our 2002 Stock Option and Stock Bonus Plan and 129,043 shares of common stock reserved for issuance under our 2003 Stock Option and Stock Bonus Plan.

In addition, our Board is authorized to issue “blank check” preferred stock, with designations, rights and preferences as they may determine. Accordingly, our Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. This type of preferred stock could also be issued to discourage, delay or prevent a change in our control. The ability to issue “blank check” preferred stock is a traditional anti-takeover measure. These provisions in our charter documents make it difficult for a majority stockholder to gain control of the Board of Directors and of our company. The issuance of additional shares would make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our shareholders.

•	We do not anticipate paying dividends on common shares in the foreseeable future.

Since our inception we have not paid any dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future. In 2004, preferred stock dividends of $323,460 were paid. We expect that future earnings, if any, will be used for working capital and to finance growth.

•	Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of April 11, 2005, we have 8,476,559 shares of common stock outstanding.

•	There is a limited public trading market for our common stock.

Our stock is currently traded on the AMEX under the trading symbol of “PTT”. There is a limited public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time.

•	Our stock price has been volatile and may fluctuate in the future.

The trading price of our securities may fluctuate significantly. This price may be influenced by many factors, including:

•	our performance and prospects;

•	the depth and liquidity of the market for our securities;

•	sales by selling shareholders of shares issued or issuable in connection with the private placement;

•	investor perception of us and the industry in which we operate;

•	changes in earnings estimates or buy/sell recommendations by analysts;

•	general financial and other market conditions; and

•	domestic and international economic conditions.

Public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility. These broad market fluctuations may adversely affect the market price of our securities. In addition, fluctuations in our stock price may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.

•	Provisions in our bylaws provide for indemnification of officers and directors, which could require us to direct funds away from our business.

Our bylaws provide for the indemnification of our officers and directors. We may be required to advance costs incurred by an officer or director and to pay judgments, fines and expenses incurred by an officer or director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our officers and directors are involved by reason of being or having been an officer or director of our company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business, thereby affecting our ability to attain profitability.

•	As a public company, our business is subject to numerous reporting requirements that are currently evolving and could substantially increase our operating expenses and divert management’s attention from the operation of our business.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the American Stock Exchange have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, the requirements have taxed a significant amount of management’s and the Board’s time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2006. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2006 and future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Item 2. Description of Property

Corporate Offices

Our corporate offices are located at 390 Union Boulevard, Suite 540, Lakewood, Colorado 80228, where we share an approximately 4196 square foot facility with International Entertainment Consultants, Inc. (“IEC”), our wholly-owned subsidiary which currently manages all nightclubs that we own and all other nightclubs owned or controlled by our Chairman, Troy H. Lowrie. All nightclubs managed by IEC pay their proportionate share of IEC’s general operating and administrative expenses. We pay a monthly rent of approximately $5,200 to an unaffiliated third party. The lease term on this facility expires on November 1, 2009. We anticipate that this arrangement will continue at least through the end of the lease and we have the option to continue month to month at the prevailing market rate. We believe that our existing facility is adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Our Nightclubs

Each of our adult entertainment nightclub businesses is held in separately-owned subsidiary corporations, limited liability companies or limited partnerships and the related real estate and leases are held by a wholly-owned subsidiary corporation, VCG Real Estate Holding Corp (“VCGRE”) as follows:

Name of the Club	Club Ownership	Operated by VCG affiliates since	Location, Square Footage	Building Owned by VCGRE
The Indianapolis Club	Indy Restaurant Concepts, Inc. (1)	6/30/02	Indianapolis, IN 9,200 square ft.	Yes
The St. Louis Club	Platinum of Illinois, Incorporated. (2)	5/1/02	Brooklyn, IL 9,000 square feet	Yes
The Phoenix Club	Epicurean Enterprises, LLC (3)	11/2/04	Phoenix, AZ 14,000 square feet	Yes
The Centerfolds Club	VCG Restaurant Concepts, Inc. (4)	6/30/04	Brooklyn, IL 9,000 square feet	No (4)
The Diamond Cabaret	Glenarm Restaurant, LLC (5)	10/8/04	Denver, CO 36,000 square feet	No (5)
The Penthouse Club	Glendale Restaurant Concepts, LP (6)	6/30/04	Denver 9,600 square feet	No (6)

(1)	An Indiana corporation and wholly-owned subsidiary of VCG. VCGRE leases the remainder of the 20,000 square foot building to an unaffiliated third party.
(2)	An Illinois corporation and wholly-owned subsidiary of VCG.
(3)	An Arizona limited liability company and wholly-owned subsidiary of VCG.
(4)	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $14,500 per month. The lease term expires on January 31, 2010 and has an additional five year option until 2015.
(5)	A Colorado limited liability company and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $40,000 per month. The lease term expires on October 2015 and has three additional options that expire October 2029.
(6)	A Colorado limited partnership, 93% owned by VCG, including the 1% general partnership interest. The building is leased from Lowrie Management LLLP, controlled by our Chairman, Troy H. Lowrie, for $12,500 per month. The lease term expires July 2015 and has three five year options to extend that expire July 2029.

Subsequent to the January 5, 2005 asset disposition transaction, we no longer own the Memphis Club owned by Tennessee Restaurant Concepts, Inc., a Tennessee corporation and our wholly-owned subsidiary corporation. The material terms of this disposition were disclosed in our Current Report on Form 8-K dated January 5, 2005.

Item 3. Legal Proceedings

Other than as set forth below, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition:

In April 2005, VCG Holding and its Chairman, Troy H. Lowrie, among other persons (the “Defendants”), were named in a lawsuit filed in the Circuit Court of Cook County, Illinois Municipal Department, Second District (the “Complaint”). The Complaint styled IFC Credit Corporation v. Entertainment International, Inc., Troy Lowrie, James R. Lichty, Sheila J. Lichty and VCG Holding Corp., Case No. 05M2 0688, was filed by IFC Credit Corporation, assignee of all of Quail Financial Corporation’s (“Quail”) rights and interests under a certain Equipment Lease Agreement (the “Agreement”) by and between Quail and Entertainment International, Inc. (“EII”). The Complaint alleges a breach of the Agreement and breaches of certain contract guaranties executed by the Defendants in connection with the Agreement. The plaintiff is seeking damages in the amount of $91,592.80, plus attorneys’ fees, costs and interest. Defendants must file their responses to the Complaint before June 1, 2005.

The foregoing litigation is in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters. Though the Company’s management believes that an unfavorable outcome in the foregoing action will not have a material adverse impact on our business, results of operations, financial position, liquidity, the Company intends to defend itself vigorously in the foregoing action.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Since June 15, 2004, our common stock, $0.0001 par value, has been trading on the American Stock Exchange under the trading symbol of “PTT”. Prior to that, our common stock was quoted on the OTC Bulletin Board. The market for our common stock is limited and volatile. The following table sets forth the range of high and low bid quotations or high and low closing prices, as applicable, for our common stock for each of the periods indicated as reported by the OTC Bulletin Board or the AMEX. The prices for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions. The OTC Bulletin Board and AMEX prices listed below may not represent actual transaction price:

	High	Low
2003
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	3.75	3.00
Fourth Quarter	3.45	3.00

2004
First Quarter	3.25	3.00
Second Quarter	3.45	3.00
Third Quarter	3.45	2.90
Fourth Quarter	3.50	2.88

On April 11, 2005, the closing bid price for a share of our common stock was $3.00.

Holders

As of March 31, 2005, there were approximately 589 holders of record of our common stock, which number does include common stockholders shares held in a “nominee” or “street name.”

Dividends

We have never declared or paid any dividends on our common stock. We do not intend to pay cash dividends on our common stock. We plan to retain our future earnings, if any, to finance our operations and for expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our Board of Directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that our Board of Directors considers relevant.

Recent Sales of Unregistered Securities

The following information relates to our securities sold during the twelve months ended December 31, 2004, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and which have not been previously disclosed:

Common stock

In the fourth quarter 2004, we issued 60,000 shares of restricted common stock valued at $2.50 per share in consideration for loan fees for the following transactions:

•	A loan fee in the amount 20,000 common stock shares in connection with execution of a 12% 30-day promissory note from in the amount of $1,000,000 payable to an unaffiliated third party. This note was paid in full on October 31, 2004.

•	A one-year renewal fee in the amount of 40,000 common stock shares in connection with the renewal of a line of credit of $1,200,000 with an unaffiliated third party. For additional discussion on these transactions please refer to Item 12 (Certain Relationships and Related Transactions) of this Annual Report.

Convertible Notes Payable

On November 9, 2004, we sold $1,250,000 of 12% convertible subordinated notes in a private placement transaction. The notes, which were issued by our wholly-owned subsidiary, Glenarm Restaurant LLC (Glenarm), have a term of two years and are convertible into shares of our common stock at a conversion price of $2.00 per share at the option of the noteholders. In addition, for every $10,000 principal amount of the notes purchased, an investor in the private placement received a 5-year warrant to purchase up to 1,250 common stock shares at an exercise price of $3.00 per share and a warrant to purchase up to 1,250 common stock shares at an exercise price of $4.00 per share. We also agreed to use our reasonable best efforts to prepare and file within 30 days of the final closing in the private placement a registration statement to permit resale of all of our securities sold in the private placement. If this registration statement is not effective within 90 days from the final closing in the private placement we will provide partial compensation, payable in cash, for such failure to our noteholders in the amount equal to 1.5% of the purchase price for each month until a registration statements is filed and declared effective. Also, some purchasers obtained the right to purchase an additional $1,500,000 of the notes and warrants at the conversion price equal to $3.51 per share, and additional five year warrants exercisable at $3.86 and $4.21. Also, as an additional consideration to the investors in the private placement, upon the purchase of our securities, Glenarm has granted a perfected priority security interest in all of its assets, including goods and equipment, to the investors in the private placement pursuant to a certain security agreement with such investors.

Westminster Securities Corporation acted as an exclusive placement agent in the private placement. We paid Westminster a commission equal to twelve percent (12%) of the dollar value of the aggregate number of securities sold in the private placement (which is equal to $150,000), and issued 5-year placement agent’s warrants to individuals affiliated with Westminster to purchase a number of shares of our common stock equal, in the aggregate, to twelve percent (12%) of common stock shares underlying the notes and warrants sold in the private placement, with an exercise price of $2.00 per share. Also, we issued 5-year financial advisor’s warrants to individuals in the private placement to purchase an aggregate amount of 200,000 shares of our common stock, with an exercise price of $2.50 per share. In addition to the right of exercise, the holders of financial advisor’s and placement agent’s warrants have the right to make a cashless exercise of their respective warrants into shares of our common stock as provided in the warrant agreement.

The securities were issued under the exemption(s) provided by Sections 4(2) and 4(6) of the Securities Act. The securities were issued to a limited number of “accredited investors” within the meaning of the rules and regulations issued under the Securities Act, or to sophisticated persons that had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in our company.

Preferred Stock

We have authorized 1,000,000 shares of the Series A Preferred Stock. We issued 942,000 shares of Series A Preferred Stock at $10.00 per share to 44 shareholders as of March 31, 2005. The Series A Preferred Stock is callable after September 24, 2005. It is convertible after the call at the option of the shareholder only if the shares are trading above $5.34 per share at the time of the conversion. At any time after September 24, 2005 the shareholders with 90 days notice can put the shares back to the company at $10.00 per share . Our Board of Directors has authorized the payment of an 18% cash dividend to be paid monthly to the shareholders of record on the 24th of each month. We paid $323,460 to the Series A Preferred shareholders for the year ended December 31, 2004.

Repurchases of Equity Securities of the Issuer

None.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

•	our dependence on key management personnel

•	the presence of competitors with greater financial resources

•	impact of competitive pricing

•	the timing of the openings of competitors’ clubs

•	the ability of management to execute acquisition and expansion plans and motivate personnel in the execution of those plans

•	interruptions or cancellation of existing contracts

•	adverse publicity related to the company

•	changes in the laws governing the operation of adult entertainment businesses

•	an inability to arrange additional debt or equity financing

•	adverse claims relating to our use of trademarks

•	the adoption of new, or changes in, accounting principles

•	the costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002

Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Annual Report on Form 10-KSB, including under “Risk Factors.” More information about factors that potentially could affect the Company’s financial results is included in our filings with the Securities and Exchange Commission. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

General

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the past performance, its financial condition and its prospects in the future. We will discuss and provide our analysis of the following:

•	Overview of the business

•	Critical accounting policies

•	Results of operations

•	Overview of business segments

•	Liquidity, capital resources and outlook for 2005

•	New accounting pronouncements

We were incorporated under the laws of the State of Colorado in 1998, but did not begin operations until April 2002. We are engaged in owning and operating nightclubs which provide quality live adult entertainment and food and beverage services. Since 2002, we have purchased and operate seven adult entertainment nightclubs. We also acquired International Entertainment Consultants, Inc., a company formed in 1980 that provides management services to our nightclubs and non-owned affiliated nightclubs for a fee. In June 2002, we formed VCG Real Estate Holding Corporation, a wholly owned subsidiary, that purchased the land and buildings which house four of our nightclubs. Our management team has substantial experience in successfully owning and operating adult entertainment nightclubs and has in-depth knowledge of the industry.

Since we began operations, we have acquired the following nightclubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	The Platinum Club in East Saint Louis, Illinois, (acquired 2002)

•	Centerfold Showclub in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Phoenix, Arizona (opened 2004)

•	The Memphis Club in Memphis, Tennessee (acquired 2002 and sold in January 2005)

The aggregate cost of acquisition and build out for these seven clubs was approximately $27 million.

The day to day management of all nightclubs is conducted through International Entertainment Consultants, Inc. (“IEC”). All of our clubs offer live adult entertainment and generally food and beverage service. Of the six owned nightclubs, three offer fine dining in full service restaurants and have VIP facilities and five serve alcoholic beverages. The non-owned clubs that we manage are majority owned by Lowrie Management, LLLP. Lowrie Management is controlled by our Chairman and CEO, Troy H. Lowrie and owned by Mr. Lowrie and related parties. These clubs are located in Colorado, Illinois and Kentucky.

All nightclubs managed by IEC are charged for direct expenses and a proportionate share of IEC’s general operating and administrative expenses. IEC provides management and supervisory personnel to oversee operations, hires and contracts for all operating personnel, establish club policies and procedures, compliance monitoring, purchasing, financial and operating reports, income tax preparation, accounting services and other administrative needs.

The majority of the clubs operate under the branded names PT’s, Diamond Cabaret and The Penthouse Club under non-exclusive licensing agreements.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the Untied States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. All historical numbers are presented on a consolidated basis that includes all acquisitions and eliminates inter-company transactions.

Principles of Consolidation

The consolidated financial statements include the accounts of VCG Holding and its subsidiaries and Platinum of Illinois, Incorporated; Indy Restaurant Concepts, Inc. (INDY), Tennessee Restaurant Concepts, Inc. (TRC), VCG Real Estate Holding, Inc., Glendale Restaurant Concepts, LP (GRC), International Entertainment Consultants, Inc. for all periods presented; Epicurean Enterprises, LLC. from May 1, 2003; and VCG Restaurant Denver (VCGD), Inc. from the date of inception (June 3, 2003); Glenarm Restaurant LLC from the date of inception (October 8, 2004). All significant inter-company balances and transactions are eliminated in the consolidation. We have elected to report consolidated operations under the guidance of ARB 51 for consolidated companies.

The 2003 financial statements have been restated for the acquisitions of GRC and VCGD, companies under common control. The effect of the restatement was to increase revenues by $2,235,850 and increase the net income by $472,095. The 2003 and 2004 financial statements have been adjusted for the discontinued operation of a component (TRC) the restatement reduces the revenue by $1,173, 024 and all related expense items (see Note 6 to the financial statements) and has no effect on net income.

Revenue Recognition

The Company recognizes all revenues at point-of-sale upon receipt of cash, check or charge card sale. VIP Room Memberships are amortized into revenue over the one year period of membership. The Company sells gift certificates and a reserve has been established for an estimate of the value of unexpired certificates.

Use of Estimates in the Preparation of Financial Statements

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenue and expense during the reporting periods. Accordingly, actual results could differ from those estimates.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, consisting principally of liquor and food products, are stated at the lower of cost or market (first-in, first-out method).

Goodwill

We adopted the Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets” on April 30, 2002. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. The adoption of this statement did not have a material effect on our financial position or results of operations as no adjustment was needed at December 31, 2004 and 2003.

Property and Equipment

Property and equipment are stated at cost. Cost of property renovations or improvements are capitalized; costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

Building and improvements	40 years
Leasehold improvements	7-25 years
Equipment, furniture and signs	5-7 years

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

Results of Operations

The nature of our operations, and the locations in which we operate create certain challenges and risks to us. These challenges and risks are discussed in Item I of this Annual Report. We see certain of the factors discussed as especially important to understanding our results of operations, financial condition and cash flows, and the reasons why historical financial results may not be indicative of our future operating performance.

Consolidated Results of Operations

Key selected financial and operating data for the years ended December 31, 2004 and 2003 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment, in the next section “Business Segments and Results”

	December 31,		Percent Change 2004 vs. 2003
	2004	2003
Total Revenue	$12,219,584	$10,154,677	20.3
Cost of goods sold	1,289,118	907,047	42.1
Salaries and wages	4,703,486	4,256,587	10.5
Advertising and marketing	636,924	362,070	75.9
Other operating expenses	3,591,704	2,632,204	36.5
Depreciation & amortization	551,927	294,058	87.7
Total operating expenses	10,773,159	8,451,966	27.5
Income from operations	1,446,425	1,702,711	(15.1)
Interest Expense	1,428,113	307,846	363.9
Interest Income	138,402	76,772	80.3
Other income	78,764	3,085	*
Loss on Options	764,957	—	*
Bad debt	617,404	—	*
Discontinued component loss	484,070	39,363	*
Income tax provision	(400,749)	316,326	*
Minority interest expense	37,177	48,625	*
Net (loss) Income	$(1,267,381)	$1,149,134	*
Net (loss) Income per share	$(0.20)	$0.16	*

*	Not meaningful

2004 Compared to 2003

Total Revenues

We had a $2,064,907 increase in total revenue for the year ended December 31, 2004. When comparing same clubs revenues three of the clubs increased their revenues by $1,472,880 for the year ended December 31, 2004. We have removed the Memphis, TN numbers from the revenue and expenses for discontinued operations, as numbers were adjusted for both years they have bearing on the statistics. The Saint Louis, IL club had reduced revenue over the same period 2003 of $141,275. The decrease related to the Illinois club was primarily the result of a several month long bridge closure for construction denying motorist access to the principal route from St. Louis to our Illinois club, thereby limiting customer access to the location. We opened a club in Phoenix, AZ in November 2004 at a site that was not in operations for several years, but were able to generate gross revenue of approximately $175,000 per month. We also purchased an existing club in Denver, CO, which remains a strong market for us, and were able to generate gross revenue of approximately $270,000 per month at that location. All of these factors account for the overall revenue increase.

Cost of Goods Sold

For the year ended December 31, 2004, cost of goods sold related to alcohol, food and merchandise sales increased by almost 2% to 25.6%, as compared to 23.67% for the same period 2003. There are several factors that comprise these costs and gross margin that generated on their related sales, including that the upscale clubs have products that have a lower profit margin built-in than the other clubs we own. Further, the upscale clubs have a greater variety of food offered, a boutique and higher percentage of wine and champagne sales. The Penthouse clubs in Denver, CO and Phoenix, AZ and the Diamond Cabaret in Denver, CO all produce higher revenue, but have all of the lower profit margin products as part of their revenue mix. As a result, we expect that our overall cost of goods sold will increase.

Salaries and Wages

Salary and wages expenses decreased by 2.5%, as a % of total revenue, for the period between December 31, 2004 and 2003, respectively. We expect for this trend to continue due to several factors, including: (i) the completion of the Phoenix club construction which took over a year, and (ii) costs of local management during the construction period and the additional labor required to set-up the club added approximately $116,850 to the labor costs with no additional revenue associated with the club. As a percentage of revenue for 2004, labor expenses were approximately 38% and we expect this number to be closer to 36% for the year ended December 31, 2005.

Advertising and Marketing Expenses

Advertising and marketing expenses increased $274,854, representing a 75.9% increase for the year ended December 31, 2004 over the same period in 2003. The increase is attributable to several reasons: (i) marketing expenses for all three clubs in Denver, CO increased by $161,628 due to the change over to the Penthouse Club, promoting Centerfolds to a new market of potential customers (20 to 30-year old age group), and marketing of the Diamond Cabaret, and (ii) the promotion of the opening of the Penthouse Club in Phoenix, AZ, in the amount of $88,099.

Other Operating Expenses

Other operating expenses increased $959,500, or by 36.5%, for the year ended December 31, 2004 over the same period in 2003. Taxes and permits decreased by $38,434. The payroll taxes increased as a result of increased labor, but we spend approximately $100,000 on property taxes, licensing and other permits associated with doing business. The decrease was primarily due the management of the property tax assessments. Rent increased $132,396 for the year ended December 31, 2004 as compared to the same period in 2003. This increase was due to adding a club, Diamond Cabaret, that we do not own the building ($109,333) and a full year of rent for the Centerfolds club. Legal and professional increased by $237,290 for the year ended December 31, 2004 as compared to the same period 2003. The increase was due to due diligence costs, increased audit costs and acquisition legal costs. Other general and administrative expenses increased by $628,863 for the year ended December 31, 2004 as compared to the same period 2003. Approximately $375,000 of that amount relates directly to the increase in revenue growth. The balance of the increase was due to increases to corporate overhead at the parent company level for fees related to corporate finance, and other cost associated with a company that is growing by acquisitions.

Depreciation and Amortization

The depreciation and amortization increased by $257,869 for the year ended December 31, 2004 as compared to the same period in 2003. This increase is due to completing the building, improvements and related equipment and fixtures in Phoenix, AZ ($67,212), the acquisition of Diamond Cabaret in Denver, CO ($31,240), the full year for Centerfolds in Denver, CO ($58,586), the improvements for the Penthouse club in Denver, CO ($81,337), the balance for improvements, lights, signs and other for the two clubs and increase of loan fee amortization ($19,494).

Interest Expense

Interest expense has increased $1,120,267, or 363.9%, during the year ended December 31, 2004 as compared to the same period in 2003. The increase is due to increased borrowings for acquisition and capital expenditures. In connection with the sale of the Convertible Notes, a non-cash accounting charge of $812,500 was incurred due to the fact that the conversion price is $2.00 per share and the market price for our common stock was $3.30 on the closing date of the transaction. An entry to record $812,500 as a contribution to capital and an entry to record $812,500 of interest expense was recorded on November 9, 2004. This amount represented an EPS charge of $.10 per share. The interest expense represents $0.17 per share for the year 2004 and $0.04 per share for the year of 2003.

Interest Income

Interest income increased 80.3% for the year ended December 31, 2004. More than a half of that increase was related to the note receivable for our CEO, Troy H. Lowrie, related to the Denver, CO club. The note was retired on June 30, 2004 and interest income was reduced by $29,250 per quarter. In addition, we had raised a large amount cash to purchase the Diamond Cabaret club and to complete construction of the Phoenix Club.

Net income (loss)

Net loss after income taxes was $(1,267,381) for the year ended December 31, 2004 as compared with $1,149,134 for the same period in 2003. The loss for the year ended December 31, 2004 has three elements that are one time or unusual transactions: (1) the Phoenix Club was a year under construction and there were approximately $400,000 in period costs during the construction with no revenue; (2) there were two locations/markets, Minnesota and Hawaii, that we attempted to enter and, having conducted due diligence, decided to withdraw, which resulted in the loss in the amount of $249,957; the total of the Hawaii loss is $1,117,404 and is broken into two parts in our financial statements: $500,000 that represents the original option (shown as part of the option loss and advances of $617,404 that we made for the construction of the club that has been reserved as a bad debt); (3) we determined that the Memphis market was not going produce the results that we expected and the board approved the sale of our Memphis, TN club that resulted in a loss on disposal of $279,292 plus the operating loss during the past year and half, net of income taxes, in the total amount of $243,641.

Loss on Options to purchase

The loss on options for the year ended December 31, 2004 of $764,957 is comprised of the following: (i) $249,957 that represents the non-refundable option money given to the seller of club in Minnesota and the related due diligence costs associated with proposed purchase of the club and (ii) $500,000 for the purchase of a 49% interest in a Hawaii club. We elected not to proceed with the purchase of such club.

Bad Debt

The bad debt write off represents the total amount advanced to the Hawaii club to complete construction and open for business. The results of operations of that club have been a significant loss. We have reserved the total amount due as a bad debt for the year ended December 31, 2004.

Earnings Per Share

For the year ended December 31, 2004, the (loss) per common share represent the net (loss) for the year less the cash dividends paid on the Series A Preferred Stock. Net Income (loss) per share is computed by dividing net income by the weighted average number of shares outstanding during the years, for the two years 2004 and 2003.

Business Segments and Results

The following table sets forth certain information about each segment’s financial information for the years ended December 31, 2004 and 2003:

	December 31,
	2004	2003
Business segment sales:
Night clubs	$9,388,580	$6,845,108
Management	2,831,004	3,309,569

	$12,219,584	$10,154,677

Business segment operating income
Night clubs	$1,433,091	$1,682,668
Management	13,334	20,043

	$1,446,425	$1,702,711

Business segment assets
Night clubs	$28,857,676	$19,028,307
Management	655,306	679,496

	$29,512,982	$19,707,803

Business segment liabilities
Night clubs	$16,206,714	$10,527,484
Management	528,573	631,556

	$16,735,287	$11,159,040

The day to day management of all nightclubs is conducted through, our wholly-owned subsidiary, International Entertainment Consultants, Inc. (“IEC”). All nightclubs managed by IEC are charged for direct expenses and a proportionate share of IEC’s general operating and administrative expenses. IEC provides management and supervisory personnel to oversee operations, hires and contracts for all operating personnel, establish club policies and procedures, compliance monitoring, purchasing, financial and operating reports, income tax preparation, accounting services and other administrative needs. The management fees income and related expenses related to the company owned nightclubs have been eliminated.

In 2003, IEC managed three of our owned nightclubs and eleven clubs owned/controlled by Lowrie Management LLLP. In the second half of 2004, we acquired three new clubs in Denver, CO and opened a new club in Phoenix, AZ. The management fees are $478,565 less for the year ended December 31, 2004 then the same period 2003. This change is represented by several factors, including (i) in January 2004, Lowrie Management sold a club in San Antonio, TX that IEC managed and the revenue for IEC associated with that operation for 2003 was approximately $351,000, (ii) the salary costs related with the Minnesota club were was paid directly by the club to the manager; we included any cost of reimbursement as part of the loss on the option to buy the club, (iii) the management fee segment of revenue for the clubs acquired from affiliated parties has been restated through the eliminations for both fiscal 2004 and 2003.

Liquidity and Capital Resources

The level of current assets and liabilities necessary for nightclub operations does not materially fluctuate and is very predictable. Cash provided by operations in fiscal year 2004 was $976,000. However, since we began our operations in April 2002, we have acquired seven existing nightclub operations for a total cost of approximately $27 million. We funded the foregoing acquisitions primarily through issuances of our common and preferred stock (approximately $14 million) and assumptions of indebtedness (approximately $13 million). At December 31, 2004, $4.5 million of the current indebtedness is owed to Lowrie Management, LLLP, a partnership controlled by our Chairman, Mr. Troy Lowrie and owned by Mr. Lowrie and related parties.

Liquidity

At December 31, 2004 and 2003, the Company had cash and cash equivalents of $629,000 and $419,000 and total current assets of $2,100,000 and $2,000,000, respectively. Current liabilities exceeded current assets by $6,600,000 and $2,400,000 in 2004 and 2003. Of the current liabilities at December 31, 2004; $4,500,000 of liabilities is due to related parties and require payments of interest only and another $2,000,000 of liabilities, are guaranteed by Mr. Lowrie. It is anticipated that these liabilities may be extended or converted to equity. There is no assurance that either eventuality will occur.

We anticipate that cash-flow from operations will be sufficient to service all normal operating costs and to meet our liquidity needs for the next reporting period and that cash-flow from operations will increase with the addition of the three new clubs.

As of January 5, 2005, we sold a nightclub in Tennessee for $1.6 million. The proceeds will be used to retire related debt of $734,000 and the balance will be used for working capital purposes.

Capital Resources

VCG had stockholders’ equity of $7,537,767 at December 31, 2003 and $12,777,695 at December 31, 2004 that includes $8,705,623 of preferred stock. The change is the result of the loss incurred during the year, proceeds from the sale of shares of common stock for, and related party acquisitions that reduce Paid in Capital for the excess of purchase price of the book value of the acquired clubs.

The net cash provided by from operations for the year ended December 31, 2004 was $976,377 and $375,355 was used for the year ended December 31, 2003. The decrease is due working capital needs of the new clubs and the bad debt reserve for Hawaii.

The net cash used by investing activities for the year ended December 31, 2004 was $11,490,643 of which $4,518,916 was for equipment and improvements primarily in Phoenix, AZ; $1,504,216 for investments, and 473,334 for licenses, construction period interest and costs related to the Phoenix property, and was reduced by the proceeds of $301,299 from the sale of marketable securities. The net cash used by investing activities for the year ended December 31, 2003 was $8,058,416 of which $4,951,422 is for the acquisition of the Phoenix property, and the equipment and leaseholds in Denver, $186,998 for investments and net cash provided by investing for 2004 and 2003 $484,023 for licenses, construction period interest and costs related to the Phoenix property.

Cash used for financing activities for the year ended December 31, 2004 of $6,577,128 was applied to the reduction of related debt and $160,500 for loan fee costs and $323,460 for payment of dividends on the preferred stock. The cash used for financing activities for the year ended December 31, 2003 of $5,431,130 was applied to the reduction of debt, $447,298 distributions to the limited partners on Glendale Restaurant Concepts, LP prior to ownership.

The cash provided by financing activities for the year ended December 31, 2004 was $15,700,291 of which $10,244,619 was from the issuance of new debt, there was $485,000 provided by the issuance of common stock and $4,970,672 in preferred stock. The cash provided by financing activities of $13,850,865 for the year ended December 31, 2003 of which $10,563,301 was from the issuance of new debt, and $3,132,092 provided by the issuance of common stock.

The $1,250,000 convertible notes which were sold in November 2004 are immediately convertible at $2.00. In addition, issued with the Notes were 312,500 five year warrants exercisable at $3.00 and $4.00, equally. Conversion of the Notes would not provide additional capital to the Company, but the exercise of the warrants could provide up to $ 1,093,750 of additional capital resources. Please refer to Item 5 of this Annual Report for discussion of the terms of this private placement.

We believe maximum profitability and sustained growth in the industry can only be obtained from owning and operating upscale adult entertainment nightclubs. Our strategy for growth is to acquire, upgrade existing and to develop/build upscale nightclubs in areas that are not market saturated and already receptive to well-managed upscale clubs.

Our business strategy is to continue to acquire nightclubs that fit our target size and location. At this time, there are no specific acquisition candidates identified, but management is continually seeking and evaluating new opportunities.

Management believes the cash flow from operations together with the lines of credit, additional debt funding and sale of securities will provide adequate liquidity to meet its working capital needs for the next twelve months and will allow for additional expansion.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter
Long-term Debt	$13,940,767	$7,263,939	$1,794,845	$3,426,718	$720,892
Capital Leases	$1,484,302	$243,971	$1,216,091	$24,240	—
Operating Leases	$21,381,560	$798,000	$1,608,000	$1,987,375	$16,981,185

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

New Accounting Pronouncements

In September 2003, the FASB approved SFAS No. 150, Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.

In December 2004, the FASB revised SFAS No. 123, Share–Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock–Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant–date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as an increase or decrease in the amount of compensation cost recognized during the period. We are currently in the process of evaluating different option pricing models and the impact of SFAS No. 123R on our consolidated financial statements. We will adopt SFAS No. 123R on January 1, 2006.

In December 2004, the FASB issued FASB Staff Position No. 109–1 (“FSP 109–1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109–1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109–1 is effective prospectively as of January 1, 2005.

FASB Interpretation 46R “Consolidation of Variable Interest Entities”, as revised (FIN 46R), requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. The adoption of FIN 46R did not have a material effect on the Company’s results of operations or financial position. This could have an effect on the balance sheet in future years depending on the treatment of long-term leases on non-company owned facilities.

Item 7.	Financial Statements

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

VCG Holding Corp.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of VCG Holding Corp. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of VCG Holding Corp. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado April 1, 2005	Causey Demgen & Moore Inc.

VCG Holding Corp.

Consolidated Balance Sheets

Assets
	2004	2003
Current Assets
Cash & cash equivalents	$629,609	$418,662
Other receivables	448,594	1,270,549
Inventories	372,020	86,902
Prepaid expenses	327,016	218,008
Income taxes receivable	367,559	—

Total Current Assets	2,144,798	1,994,121

Property, Plant and Equipment
Property, plant and equipment	14,884,612	12,021,699
Less accumulated depreciation	674,373	874,093

Net property, plant and equipment	14,210,239	11,147,606

Other Assets
Deposits	69,373	49,156
License Costs	230,015	181,110
Loan Fees, net	547,481	240,000
Goodwill	10,107,414	5,519,717
Plans and drawings	75,628	139,943
Construction period interest and taxes	—	238,401
Deferred offering costs	—	10,751
Assets to be disposed of	2,128,034	—
Investments	—	186,998

Total Other Assets	13,157,945	6,566,076

Total Assets	$29,512,982	$19,707,803

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$338,049	$116,993
Accrued expenses	820,223	782,890
Income taxes payable	—	79,012
Due to related parties	200,000	100,000
Current portion of capitalized lease	154,355	112,140
Current portion of long-term debt	7,263,939	3,219,849

Total current liabilities	8,776,566	4,410,884

Long-term Debt
Deferred income taxes	—	86,346
Liabilities to be disposed of	778,827	—
Capitalized lease	1,140,364	1,184,403
Long-term debt	5,942,482	5,477,406

Total long-term debt	7,861,673	6,748,155

Minority Interest Liability	97,048	1,010,997

Stockholders’ Equity
Preferred stock $.0001 par value; 1,000,000 shares authorized; 888,000 (2004) and none (2003) issued and outstanding	8,705,623	—
Common stock $.0001 par value; 50,000,000 shares authorized; 8,376,559 (2004) and 7,976,559 (2003) shares issued and outstand	838	798
Paid-in capital	4,947,143	6,474,570
Retained earnings	(875,909)	1,062,399

Total stockholders’ equity	12,777,695	7,537,767

Total Liabilities and Stockholders’ Equity	$29,512,982	$19,707,803

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

For the years ended,

	December 31,
	2004	2003
Revenues
Sales of alcoholic beverages	$4,386,146	$3,580,711
Sales of food and merchandise	648,636	250,575
Service revenue	3,240,003	2,050,783
Management fees and other income	3,944,799	4,272,608

Total revenue	12,219,584	10,154,677

Operating Expenses
Cost of goods sold	1,289,118	907,047
Salaries and wages	4,703,486	4,256,587
Management fee	12,200	35,216
Other general and administrative
Taxes and permits	398,617	437,051
Charge card and bank fees	122,975	100,574
Rent	405,356	272,960
Legal and professional	468,098	230,808
Advertising and marketing	636,924	362,070
Other	2,184,458	1,555,595
Depreciation & amortization	551,927	294,058

Total operating expenses	10,773,159	8,451,966

Income from operations	1,446,425	1,702,711

Other income (expenses)
Interest expense	(1,428,113)	(307,846)
Interest income	138,402	76,772
Gain on sale of assets	11,379	—
Gain on sale of marketable securities	67,385	3,085
Loss on options	(764,957)	—
Bad debt on uncollectible note receivable	(617,404)	—

Total Other Income (Expenses)	(2,593,308)	(227,989)

Income (loss) before discontinued operations	(1,146,883)	1,474,722

Income (loss) from operations of discontinued component, including loss on the disposal of $279,792 (2004)	(544,404)	(59,641)
Income taxes on discontinues component	60,334	20,278

(Loss) from discontinued operations	(484,070)	(39,363)

Income (loss) before income taxes	(1,630,953)	1,514,085

Income tax expense (benefit) – current	(314,402)	229,979
Income tax expense (benefit) – deferred	(86,347)	86,347

Total income taxes	(400,749)	316,326

Minority interest expense	(37,177)	(48,625)

Net income (loss)	(1,267,381)	1,149,134
Preferred stock dividends	(323,460)	—

Net income (loss) applicable to common shareholders	$(1,590,841)	$1,149,134

Basic income (loss) per common share	$(.20)	$.16
Weighted average shares outstanding	8,121,107	7,070,760

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statement of Stockholders’ Equity

For the years ended December 31, 2004 and 2003

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2002	—	$—	6,240,000	$624	$4,501,012	$469,057	$4,970,693
Issuance of common stock in connection with the receipt of lines of credit			70,833	7	212,493	—	212,500
Issuance of common stock in connection with the payment for legal services			45,957	4	79,366	—	79,370
Issuance of common stock in connection with the payment for services			115,000	12	202,488	—	202,500
Issuance of common stock in connection with the conversion of debt			1,400,000	140	1,399,860	—	1,400,000
Deferred offering costs			—	—	(149,945)	—	(149,945)
Sale of common stock for cash			100,000	10	214,990	—	215,000
Issuance of stock to acquire IEC, Inc.			4,769	1	14,306	(14,307)	—
IEC distributions			—	—	—	(69,390)	(69,390)
Prior income of VCG Restaurant Denver, Inc. (June 1, 2003 to Dec 31, 2003)			—	—	—	(8,880)	(8,880)
Prior income of Glendale Restaurant Concepts, LP (Jan. 1, 2003 to Dec 31, 2003)			—	—	—	(463,215)	(463,215)
Income for year ended, December 31, 2003			—	—	—	1,149,134	1,149,134

Balances, December 31, 2003	—	$—	7,976,559	$798	$6,474,570	$1,062,399	$7,537,767
Sale of common stock for cash			50,000	5	107,495	—	107,500
Excess purchase price over book value, VCG Restaurant Denver, Inc.			—	—	(146,383)	—	(146,383)
Shares issued for General Partnership interest of Glendale Restaurant Concepts LP			200,000	20	599,980	—	600,000
Excess purchase price over book value, Glendale Restaurant Concepts LP			—	—	(3,366,004)	—	(3,366,004)
Prior income of VCG Restaurant Denver, Inc. (Jan. 1, 2004 to June 30, 2004)			—	—	—	(53,300)	(53,300)
Prior income of Glendale Restaurant Concepts, LP (Jan. 1,2004 to June 30, 2004)			—	—	—	(294,167)	(294,167)
Issuance of common stock in connection with the receipt of lines of credit			60,000	6	149,994	—	150,000
Issuance of common stock in connection with the payment for services			40,000	4	119,996	—	120,000
Sale of common stock for cash			50,000	5	107,495	—	107,500
Beneficial conversion feature on debt			—	—	900,000	—	900,000
Sale of Preferred Stock	888,000	$8,880,000					8,880,000
Offering cost of Preferred Stock		(174,377)					(174,371)
Preferred stock dividend			—	—	—	(323,460)	(323,460)
(Loss) for year ended, December 31, 2004			—	—	—	(1,267,381)	(1,267,381)

Balances, December 31, 2004	888,000	$8,705,623	8,376,559	$838	$4,947,143	$(875,909)	$12,777,695

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the years ended,

	December 31,
	2004	2003
Net income (loss)	$(1,267,381)	$1,149,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	593,073	385,157
Beneficial conversion feature on debt	819,792	—
(Increase) decrease in other receivables	1,149,880	(2,144,829)
(Increase) in inventory	(291,048)	(6,010)
(Increase) in prepaid expenses	(108,009)	(97,391)
(Gain) on unrealized marketable securities	—	(3,085)
(Gain) on sale of marketable securities	(67,385)	—
(Gain) on sale of assets	(11,379)	10,700
Increase (decrease) in trade accounts payable	483,035	(32,232)
Increase (decrease) in income taxes payable	(78,498)	(51,081)
Increase (decrease) in deferred income taxes payable	(86,346)	86,346
Increase (decrease) in accrued expenses	(159,357)	327,936

Net cash provided by operating activities	976,377	(375,355)

Investing Activities
Investments	(1,504,216)	(186,998)
Purchase of fixed assets	(4,518,916)	(4,951,422)
Issuance of note receivable	1,300,000	(1,300,000)
Purchase of goodwill and non compete agreement	(4,994,177)	(1,100,000)
Deposits	58	(35,973)
Investment in plans and drawings	—	(84,512)
Investment in licenses	(48,905)	(181,110)
Construction period interest and taxes	(424,429)	(218,401)
Proceeds from sale of assets	301,992	—

Net cash used by investing activities	(9,888,593)	(8,058,416)

Financing Activities
Deferred offering costs	—	103,465
Cost of loan fee	(160,500)	—
Payment on capitalized lease	(146,574)	(94,773)
Proceeds from mortgage payable	10,244,619	10,563,301
Payments on mortgage payable	(5,946,594)	(3,489,059)
Distribution	—	(447,298)
Related party payments	—	(1,400,000)
Acquisition cash	—	52,007
Dividends paid on preferred stock	(323,460)	—
Proceeds from preferred stock	4,970,672	—
Proceeds from capital contributions	485,000	3,132,092

Net cash provided by financing activities	9,123,163	8,419,735

Net increase (decrease) in cash	210,947	(14,036)
Cash beginning of year	418,662	432,698

Cash end of year	$629,609	$418,662

Taxes paid in cash	$90,000	$176,886
Interest paid in cash	$914,726	$528,818

Supplemental disclosure of non-cash investing and financing activities:

During 2003, the Company paid $212,500 for loan fees in Common Stock.

During 2003, the Company paid $79,370 for legal fees in Common Stock.

During 2003, the Company paid $202,500 for services in Common Stock.

During 2003, the Company received $2,400,000 in seller financing for the purchase of a building.

During 2004, the Company paid $600,000 for a General Partnership Interest in Common Stock.

During 2004, the Company paid $150,000 for loan fees in Common Stock.

During 2004, the Company paid $120,000 for services in Common Stock.

The accompanying notes are an integral part of the financial statements

VCG Holding Corp

Notes To Consolidated Financial Statements

For the years ended December 31, 2004 and 2003

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

The Company reincorporated as a Colorado corporation in December 1998.The Company in April 2002 came under new management and is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. The Company owns and operates seven nightclubs located in suburbs of Memphis, Tennessee (sold January 4, 2005); Indianapolis, Indiana; Denver, Colorado (three clubs); Phoenix, Arizona; and, East St. Louis, Illinois.

In May 2003, VCG RE purchased a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate additional club. The purchase price of $3,800,000 was paid in $1,400,000 cash and a $2,400,000 mortgage on the property. The cash portion of the purchase price was paid from: (a) VCG’s cash flow; (b) drawing down the available $80,000 credit on the long-term credit facility; and (c) drawing down a $1,200,000 short-term credit facility. In addition VCG purchased the entire interest in the Epicurean Enterprises, LLC. The asset of Epicurean is the liquor and entertainment license for the location purchased in Phoenix, AZ; VCG paid $100,000.

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

On June 30, 2004, the Company acquired all of the outstanding capital stock of VCG Restaurant Denver, Inc., a Colorado corporation (“VCGD”), which was valued at $1,300,000 in exchange for payment of a promissory note owned to VCG the Chairman (notes 3&9). VCG was owned 100% by an affiliate of the Company and therefore is treated as being under common control with the Company.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

1)	Organization (Continued)

On June 30, 2004, the Company acquired the general partnership interest and an eighty-nine and one-half percent limited partnership interest in Glendale Restaurant Concepts, LP., a Colorado limited partnership (“GRC”), which was valued at $4,600,000 for 200,000 shares of the Company’s common stock and promissory note of $4,000,000. In December 2004 the Company acquired an additional two and half percent limited partnership interest from an unrelated third party for $111,732 in cash. GRC was controlled by an affiliate of the Company and therefore is treated as being under common control with the Company.

On August 8, 2004, the Company formed Glenarm Restaurants LLC. a Colorado limited liability company (“GRL”), for the purpose of purchasing the operating assets and licenses of CCCG, Inc. DBA Diamond Cabaret and Steakhouse. The GRL purchased these assets on October 8, 2004 for $6,000,000 and signed a long-term lease for the real estate.

2)	Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and Platinum of Illinois, Incorporated; Indy Restaurant Concepts, Inc., Tennessee Restaurant Concepts, Inc., VCG Real Estate Holding, Inc., Glendale Restaurant Concepts, LP, International Entertainment Consultants, Inc. for all periods presented; Epicurean Enterprises, LLC. from May 1, 2003; and VCG Restaurant Denver, Inc. from the date of inception (June 3, 2003); Glenarm Restaurant LLC from the date of acquisition (October 8, 2004). All significant inter-company balances and transactions are eliminated in the consolidation. The Company has elected to report consolidated operations under the guidance of ARB 51 for consolidated companies.

The 2003 financial statements have been restated for the acquisitions of GRC and VCGD, companies under common control. The effect of the restatement was to increase revenues by $2,235,850 and increase the net income by $472,095. The 2003 financial statements have been adjusted for the for the discontinued operation of a component (TRC) the restatement reduces the revenue by $1,173, 024 and all related expense items (note 6) and has no effect on net income.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

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

Use of Estimates in the Preparation of Financial Statements

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities of at the date of the financial statements and reported amounts of revenue and expense during the reporting periods. Accordingly, actual results could differ from those estimates.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, consisting principally of liquor and food products, are stated at the lower of cost or market (first-in, first-out method).

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

2)	Summary of Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost. Cost of property renovations or improvements are capitalized; costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

Building and improvements	40 years
Leasehold improvements	7-25 years
Equipment, furniture and signs	5-7 years

Other Receivables

The Company considers other receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If accounts become uncollectible, they will be charged to operations when that determination is made. During the year ended December 31, 2004 the Company took a charge to bad debt of $617,404.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company’s excess cash is deposited in liquid low-risk interest bearing accounts within high quality national financial institutions. At December 31, 2004 and 2003 and at various times during the years, the balance at one financial institution exceeded the FDIC limits.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was $636,924 and $362, 070 for the years ended December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying values of cash and cash equivalents and accounts receivable and payable approximate fair value. The Company believes the fair values and the carrying value of the Company’s debt would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at December 31, 2004 and 2003.

Revenue Recognition

The Company recognizes all revenues at point-of-sale upon receipt of cash, check or charge card sale. VIP Room Memberships are amortized into revenue over the one year period of membership. The Company sells gift certificates and dance dollars certificates and a reserve is been established for an estimate of the unexpired certificates.

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

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25. As no options were issued during 2004 or 2003, SFAS 123 did not have any effect on the Company’s financial statements.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

2)	Summary of Accounting Policies (Continued)

Goodwill

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets” on April 30, 2002. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company, as no adjustment was needed at December 31, 2004 and 2003.

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

Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No.150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003, with certain exceptions. The adoption of SFAS No. 150, effective July 1, 2003, did not have a material effect on the Company’s results of operations or financial position.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

2)	Summary of Accounting Policies (Continued)

Accounting Pronouncements (Continued)

In December 2004, the FASB revised SFAS No. 123, Share–Based Payment (“SFAS No. 123R”). SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock–Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant–date fair value of the award. That cost will be recognized over the period in which an employee is required to provide service in exchange for the award. SFAS No. 123R requires a public entity to initially measure the cost of employee services rendered in exchange for an award of liability instruments at its current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in the fair value during the required service period are to be recognized as an increase or decrease in the amount of compensation cost recognized during the period. We are currently in the process of evaluating different option pricing models and the impact of SFAS No. 123R on our consolidated financial statements. We will adopt SFAS No. 123R on January 1, 2006.

In December 2004, the FASB issued FASB Staff Position No. 109–1 (“FSP 109–1”), Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, which provides guidance on the recently enacted American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction for income from qualified domestic production activities. FSP 109–1 provides for the treatment of the deduction as a special deduction as described in SFAS No. 109. As such, the deduction will have no effect on existing deferred tax assets and liabilities. The impact of the deduction is to be reported in the period in which the deduction is claimed on our U.S. tax return. We do not expect that this deduction will have a material impact on our effective tax rate in future years. FSP 109–1 is effective prospectively as of January 1, 2005.

FASB Interpretation 46R “Consolidated of Variable Interest Entities”, as revised (FIN 46R), requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. The adoption of FIN 46R did not have a material effect on the Company’s results of operations or financial position.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

3)	Acquisitions

On May 1 2003, a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate additional club, was purchased for $3,800,000 was paid in $1,400,000 cash and a $2,400,000 mortgage on the property. The cash portion of the purchase price was paid from: (a) VCG’s cash flow; (b) drawing down the available $80,000 credit on the long-term credit facility; and (c) drawing down a $1,200,000 short-term credit facility. The Company capitalized $662,830 of construction period interest and d taxes in the building. (Note 9)

On May 1 2003, the Company acquired all of the membership interest in Epicurean Enterprises, LLC. to obtain the liquor and entertainment license for the location in Phoenix, AZ and paid $100,000 for goodwill. There was no book value of Epicurean upon acquisition and the entire purchase price was assigned to goodwill. The Company capitalized $118,860 of construction period interest and d taxes in leasehold improvement.

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

On June 30, 2004 VCG purchased all of the outstanding common stock of VCG Restaurant Denver, Inc. (“VCGD”) in consideration for the payment of a $1,300,000 promissory note from Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of the Company (note 7). The purchase price and adjustments to the historical book values of VCGD are as follows:

Book value of cash and other current assets	$45,129
Book value of inventory acquired	3,817
Book value of property and equipment	519,634
Book value of other assets	43,000
Less, liabilities assumed	(431,213)
Excess cost over fair values assigned to goodwill	1,000,000

Book value	$1,180,367
Excess paid charged to paid-in capital	146,383

Purchase price	$1,326,750

The amount of tax deductable goodwill is $1,000,000 amortizied over fifteen years.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

3)	Acquisitions (Continued)

On June 30, 2004 VCG purchased the general partnership interest of Glendale Restaurants Concepts, LP. (“GRC”) in consideration for the issuance of 200,000 shares of the Company’s restricted common stock from Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of the Company, valued at $600,000 ($3.00 per share). In addition VCG purchased 89.5 percent limited partnership interest in GRC for $4,000,000 on a promissory note from an affiliate of Mr. Lowrie. The purchase price and adjustments to the historical book values of IEC are as follows:

Book value of cash and other current assets	$74,552
Book value of inventory acquired	66,528
Book value of property and equipment	1,008,477
Less, liabilities assumed	(396,362)
Excess cost over fair values assigned to goodwill	610,337

Book value	$1,363,532
Minority interest liability	(129,536)
Excess paid charged to paid-in capital	3,366,004

Purchase price	$4,600,000

In December 2004 VCG purchased an additional 2.5 percent limited partnership interest from an unrelated third party for $111,732. This purchase resulted in increasing the goodwill on the books of the business by $77,072.

The total amount of goodwill amortizable for tax purposes over fifteen years is $4,053,413.

On October 8, 2004, the Company acquired assets of CCCG, Inc. a Colorado corporation. The acquisition of CCCG, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Glenarm Restaurant LLC. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was $6,122,550

All of the assets acquired were purchased by a wholly owned subsidiary of the Company, GRL and operates Diamond Cabaret Denver, Colorado. The purchase price was allocated as follows:

Fair value of other current assets	$31,992
Fair value of inventory acquired	309,550
Fair values of property and equipment	776,831
Fair values of other assets	10,000
Excess cost over fair values assigned to goodwill	4,994,177

Purchase price	$6,122,550

The total amount of goodwill amortizable for tax purposes over fifteen years is $4,994,177.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

4)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2004	2003
Land	$556,225	$831,225
Buildings	7,608,793	8,398,972
Leasehold Improvements	3,962,908	1,145,982
Equipment	1,968,585	1,031,044
Signs	124,613	35,053
Furniture and fixtures	663,488	579,423

	$14,884,612	$12,021,699

Depreciation and amortization expense was $551,927 and $294,058 for the years ended December 31, 2004 and 2003, respectively.

5)	Incorporation and Change in Tax Status

Effective January 1, 2004 Epicurean Enterprises, LLC. (‘EEL”) became a non-entity for income tax purposes. EEL was taxed as a partnership due to an election made to be taxed as a partnership on its original income tax return. When VCG became the sole owner EEL no longer was eligible to be taxed as a partnership and became a non-entity. Under the regulations all of the operations and tax attributes are included on the VCG income tax return as if it were a division.

6)	Discontinued Operations

In December 2004 VCG sold the assets of TRC and the related land, building and improvements held by VCGRE. The transaction did not close until January 5, 2005. The board had elected to sell or close the Memphis, Tennessee facility. Included in the loss from discontinued component of the accompanying statement of income is a impairment loss of $272,792 on certain assets of the component, which were written down to fair value prior to the sale. The following are the components of the assets adjusted:

Net investment of TRC	$172,892
Book value of building	1,534,635
Book value of land	275,000
Less accumulated depreciation	(102,735)

Net book value	1,879,792
Sales Price	(1,600,000)

Amount of impairment	$279,792

The terms of the sale are $400,000 cash and three notes to VCG from an unrelated third party for a total of $1,200,000 payable; $100,000 including 7 percent interest at $665 monthly due January 2010; $600,000 including 7 percent interest at $6,967 monthly due August 2005; and $500,000 including 7 percent interest at $3,326 monthly due February 2011.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

6)	Discontinued Operations(continued)

At December 31, 2003 the Company operated TRC and its related real estate. As part of the discontinued operation the results of the component have been reclassified as from the continuing operations. The reclassification reduces sales for December 31, 2003 by $1,173,024 and related expenses by $1,113,383 and result in an increase in income from operations of $59,641.

Major Classes of Assets and Liabilities of the Disposed Component:

Assets and liabilities to be disposed of comprise the following at December 31, 2004:

Cash	$29,514
Inventory	4,936
Other current assets	4,240
Property and equipment, net	1,605,793
Other	483,551

$2,128,034

Short-term debt	$110,502
Long-term debt	668,325

$778,827

7)	Lease Commitments

The Company has three capital lease obligations, which is included in property in St. Louis and equipment in Indianapolis and Denver (GRC), and is summarized as follows:

	2004	2003
Equipment	$181,951	$37,200
Land	100,000	100,000
Building	1,321,628	1,321,628
Less accumulated depreciation	(111,670)	(56,480)

	$1,491,909	$1,402,348

The St Louis capital lease requires a monthly payment of $15,000 including effective interest of 6.697% per annum through April 2007.

The Indianapolis capital leases requires a monthly payment of $2,235. including effective interest rates of 12.042% and 12.085% per annum through December 2006 and June 2009.

The Denver capital lease requires a monthly payment of $3,057 including effective interest of 15.491% per annum through December 2006.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

7)	Lease Commitments (continued)

Operating Leases

During 2004, the Company entered into two five-year leases for club space with unrelated companies and one five year lease with a related party. These leases contain multiple five-year renewal options one at the then prevailing lease rate and the other two at rates slightly higher than the previous rate. Rent expense was $398,667 and $242,000 for the years ended December 31, 2004 and 2003, respectively. Minimum future payments under these leases are as follows:

Future minimum lease payments under capital leases at December 31, as follows:

Years Ending December 31:	Operating Leases		Capital Lease Obligation
2005	$798,000		$243,971
2006	804,000		243,971
2007	804,000		972,120
2008	804,000		12,120
2009	1,183,375		12,120
Thereafter	16,988,185

	21,381,560		1,484,302
Less: amount representing interest	—		189,583

Present value of future minimum lease payment	$21,381,560	(a)	1,294,719

Less: current maturities			154,355

Long-term capital lease obligation			$1,140,364

(a) Includes a related party commitments of $4,612,500.

8)	Long-term debt

Long-term debt consists of the following:	2004	2003
6% mortgage loan from a bank, secured by real estate in Indianapolis, Indiana. Payable at $16,053 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the near eighth of a percent. Guaranteed by the chairman of the Company	$1,283,323	$1,395,289
6% mortgage loan from a bank, secured by real estate in Memphis, Tennessee. Payable at $9,186 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the near eighth of a percent. Guaranteed by the chairman of the Company	734,346	798,416
8% mortgage loan from a Company, secured by real estate in Phoenix, Arizona. Payable at $22,949 per month including interest, due June, 2018. After the fifth year the interest rate is adjustable to 4 percent over the ten year treasury rate or twelve percent which ever is less.	2,251,852	2,343,092

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

8)	Long-term debt (Continued)

6.5% line of credit from a Company, secured by real estate in Phoenix, Arizona. Payable at $6,500 per month interest only, due March, 2005 extended to July 2005. The line is $1,200,000. Guaranteed by the chairman of the Company	1,200,000	1,200,000

6.5% line of credit from a Individual, secured by the advance to Entertainment International, Inc. Payable interest only monthly, due May, 2004. The line is $700,000. Converted to Preferred Stock. Guaranteed by the chairman of the Company	—	500,000

6.5% line of credit from a Company, secured by the general assets of the Company, payable at $1,219 per month interest only, due June, 2004. The line is $225,000. Paid in full 2004 Guaranteed by the chairman of the Company	—	225,000

5.0% line of credit from a Bank, secured by the general assets of the Company, payable monthly interest only, due March, 2006. Interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate. The line is $850,000. Guaranteed by the chairman of the Company	849,866	670,381

6.5% loan a bank, secured by general assets of Centerfolds, payable at $10,732 per month including interest, due December 2013. Guaranteed by the chairman of the Company	890,058	945,487

6.846% loan a bank, secured by general assets of Glenarm Restaurant, payable at $15,018 per month including interest, due October 2011. Guaranteed by the chairman of the Company	981,322	—

6% Note to a partnership controlled by the Chairman, payable upon demand including interest.	—	140,920

12% Convertible Notes to various investors secured by general assets of Glenarm Restaurants Due in November 2006, interest payable monthly (see details note 8)	1,250,000	—

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

8)	Long-term debt (Continued)

7.5% Note to a partnership controlled by the Chairman, secured by general assets of Glendale Restaurants payable $25,000 monthly including interest note is due January 2006	4,000,000	—
8.25% Note to a partnership controlled by the Chairman, payable due July 2005 including interest.	500,000	—
7.5% Note to a partnership controlled by the Chairman, payable upon demand including interest.	—	461,157

Total	$13,940,767	$8,697,255
Less: Discontinued component debt (note 5)	734,346	—
Current portion long-term debt	7,263,939	3,219,849

Long-term debt	$5,942,482	$5,477,406

The following are the maturities of the long-term:

2005	$7,263,939
2006	1,328,008
2007	466,867
2008	2,304,388
2009	1,122,330
Thereafter	720,892

$13,206,421

9)	Convertible Notes Payable

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

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

9)	Convertible Notes Payable (Continued)

As an additional consideration to the investors in the private placement, upon the purchase of the Company’s securities, Glenarm has granted a security interest in all of its assets to the investors in the private placement pursuant to a security agreement with such investors. The Company guaranteed Glenarm’s obligations pursuant to VCG’s guarantee agreement with such investors. The Warrants are valued at $87,500 and have been reflected as additional paid-in capital and will be amortized over two years. The discount on the notes represents a current charge to interest expense of $812,500 as debt issuance costs and have been reflected as additional paid-in capital. During 2005 $750,000 of the notes will begin amortizing at one/twenty-first per month plus a two percent premium of the unpaid balance.

10)	Income Taxes

A reconciliation of the Company’s effective income tax rate and the United States statutory rate is as follows:

	2004	2003
United States statutory rate	34.00%	34.00%

State income taxes, net of Federal income tax benefit	2.55	2.55
Illinois replacement tax	—	—
Reduction by valuation allowance (used NOL)	(36.55)	—
Tax credits	—	(1.11)
Book to tax differences	—	(2.23)

	-0-%	33.21%

The provisions for income taxes from continuing operations consist of the following components:

	2004	2003
Current tax expense	$(314,402)	$261,555
Deferred tax expense	(86,342)	68,347
Other credits	—	(11,298)

	$(400,749)	$336,604

At December 31, 2004, the Company had a net operating tax loss carry forward of approximately $1,900,800 which expire in 2024. Additionally, the Company had carried back $991,741 to Federal and State income generating $374,736 in income tax refunds and unused tax credits of $26,500.

Differences between the books and tax net operating loss carry forward consists primarily of the valuation and stock issued in connection with notes payable convertible, amortization of goodwill and depreciation methods. The loss carry forward will expire as follows:

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

10)	Income Taxes(continued)

At December 31, 2004, total deferred tax assets, liabilities and valuation allowance are as follows:

Deferred tax assets resulting from:

2004
Net operating loss carry forwards	$78,000
Amortization of Goodwill	191,000
Depreciation	440,000

Total	709,000
Less valuation allowance	(709,000)

$—

A 100% valuation has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

11)	Due to/from Related Parties

Centerfolds Purchase

In connection with the purchase of Centerfolds nightclub in Denver from Larisa, Inc. (an unrelated third party) for $1,300,000, the Company authorized a loan of $1,300,000 to the chairman pursuant to a promissory note, due in one year at 9% interest, secured by the stock of VCG Restaurant Denver, Inc. (“VCGD”) Mr. Lowrie purchased the club in the name of VCGD and transferred VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company purchased VCGD by canceling the note. The board has approved the exercise of the option. In addition the Company has a note to VCGD in connection with funding the $1,300,000 payment for the purchase of the nightclub. The interest accrued on the note is $68,250 at December 31, 2003. The Company borrowed $975,000 from a bank and the bank was paid off by VCGD from a loan it secured from a bank. The board agreed to continue to pay to VCGD the same amount as the bank was receiving and the loan will be removed as part of the Company’s acquisition of VCGD. The outstanding balance at December 31, 2003 was $945,487. During the fourth quarter of 2003 the Company advanced $239,472 to VCGD to remodel. At December 31, 2003 the outstanding balance on the advance was $242,329 including interest.

Lowrie Management LLLP Advances

During the year the Company has received advances from Lowrie Management LLLP. These advances were used for various cash flow needs. The board agreed to pay interest on the balances owed and the balances due are include in two notes with outstanding balances at December 31, 2003 of $140,920 and $461,157. Interest of $21,799 was accrued but unpaid at December 31, 2003. At December 31, 2004 all advances plus interest were paid in full.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

11)	Due to/from Related Parties

Purchase of Glendale Restaurant Concepts LP

On July 21, 2004 the Company acquired a 90.5 percent interest in Glendale Restaurant Concepts, LP which included the one percent general partnership interest (Note 7). The price for the acquisition was $4,600,000. The limited partnership interest of 89.5 percent purchased from Lowrie Management LLLP for $4,000,000 on a promissory note $2,000,000 due in 2005 and $2,000,000 due in 2006 and interest payable monthly. The general partnership interest (1%) was purchased for $600,000 in the form of 200,000 shares of restricted Common stock of VCG from Troy H. Lowrie. The value was determined by an independent valuation was $3,366,004 above 90.5 percent of the book value of Glendale Restaurant Concept, LP at the date of acquisition and resulted in a charge to paid in capital of $3,366,004.

12)	Stockholders’ Equity

Description of Securities

Authorized capital stock consists of 50,000,000 shares of common stock, $.0001 value per share, and 1,000,000 shares of preferred stock, $.0001 value per share. As of December 30, 2004 and 2003, 8,376,559 shares and 7,973,559 shares of common stock were outstanding, and 880,000 shares and no shares of preferred stock were outstanding.

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

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

12)	Stockholders’ Equity (continued)

Preferred Stock (continued)

common stock and, by issuing shares of preferred stock with certain voting, conversion and/or redemption rights, could delay, defer or prevent an attempt to obtain control of the Company. The board has authorized sale of 1,000,000 shares of Class A Preferred. There were 888,000 shares issued in 2004 in connection with an acquisition.

Stock Option and Stock Bonus Plans

The Board adopted the 2002 Stock Option and Stock Bonus Plan as of April 23, 2002 and it was approved by our shareholders on July 22, 2002. On June 23, 2003, the Board adopted the 2003 Stock Option and Stock Bonus Plan. Under the Plans, the Company may grant to designated employees, officers, directors, advisors and independent contractors incentive stock options, nonqualified stock options and stock. By encouraging stock ownership, we seek to motivate Plan participants by allowing them an opportunity to benefit from any increased value of the Company which their individual effort, initiative, and skill help produce. As of December 31, 2004 stock bonuses of 220,000 shares had been issued under the 2002 Plan and 120,957 shares issued under the 2003 Plan. Up to 700,000 and 250,000 shares of common stock are authorized for issuance under the 2002 Plan and the 2003 Plan, respectively.

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

Options. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, officers, directors and consultants. The exercise price of an option will be determined by the compensation committee and may be equal to, greater than, or less than the fair market value of a share of common stock at the time of grant; provided that:

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

12)	Stockholders’ Equity (continued)

Stock Option and Stock Bonus Plan (continued)

(i)	the exercise price of an incentive stock option must be equal to or greater than the fair market value of a share of common stock on the date of grant;

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

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

13)	Advances to Entertainment International, Inc.

In July 2003, VCG entered into an agreement, with a third party, to purchase a forty-nine percent interest and an option for two percent more in the next three years in a club in Hawaii by November 2003 for $500,000. The purchase is subject to due diligence review and approval by the State of Hawaii and the City of Honolulu. The club began operations in January 2004. VCG has advanced $1,117,404 to the project through December 31, 2004. VCG obtained an option to purchase the property for $1,750,000 on which the club is located, the option can be exercised after two years. The board has reviewed its options and believes that the $617,404 note portion of its advance is uncollectible and has instructed management to reserve for $617,404 as a bad debt and continue to pursue collection of the loan. The board has after its due diligence and review of the performance of the club abandoned its option to purchase the forty-nine percent interest.

14)	Investment in marketable securities

At December 31, 2003 VCG had investments in marketable securities of common stock with a carry value of $183,913 and a fair market value of $186,998 and at December 31, 2004 had no marketable securities.

15)	Option losses

Classic Affairs, Inc. acquisition

VCG signed a letter of intent in February 2004 to purchase 100% of the outstanding stock of Classic Affairs, Inc. (Classic) in downtown Minneapolis, Minnesota under the name of Schieks Palace Royale. Under the terms of the agreement, VCG will acquire 100% of outstanding common shares of Classic. The purchase price will be made up of cash, preferred stock, long-term notes and common stock with options. At December 31, 2004 the Company had $249,957 invested in the option and costs of obtaining a liquor license in Minneapolis, Minnesota. The board voted to abandon the option at this time. The Company is taking a charge to Option loss for the amount it has invested at December 31, 2004.

Entertainment International Inc.

VCG had an option to purchase forty-nine percent of Entertainment International, Inc. for $500,000 and the board voted to abandon the option at this time. The Company is taking a charge to Option loss for the amount it has invested at December 31, 2004.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

16)	Segment Accounting

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

The following table sets forth certain information about each segment’s financial information for the years ended December 31, 2004 and 2003:

	December 31,
	2004	2003
Business segment sales:
Night clubs	$9,388,580	$6,845,108
Management	2,831,004	3,309,569

	$12,219,584	$10,154,677

Business segment operating income
Night clubs	$1,433,091	$1,682,668
Management	13,334	20,043

	$1,446,425	$1,702,711

Business segment assets
Night clubs	$28,857,676	$19,028,307
Management	655,306	679,496

	$29,512,982	$19,707,803

Business segment liabilities
Night clubs	$16,206,714	$10,527,484
Management	528,573	631,556

	$16,735,287	$11,159,040

17)	Stock Warrants

The following is a summary of stock warrant activity:

	Exercise Price	Number of Shares
Warrants issued in 2004	$3.00	156,250
Warrants issued in 2004	$4.00	156,250
Warrants issued in 2004	$2.00	200,000
Warrants issued in 2004	$2.50	112,500

Exercisable at December 31, 2004		625,000

(Weighted average remaining life 4.9 years) (weighted average exercise price $2.84)

18)	Subsequent Event

The Company sold all of its assets in Memphis Tennessee on January 5, 2005 for $1,600,000. (see note 6). The Company received cash of $400,000 and three promissory notes that secured by the real estate and personally guaranteed by the purchaser (unaffiliated third party).

VCG Holding Corp.

Pro Forma Statements of Income

For the year ended December 31, 2004

19)	Pro Forma Financial Information

	As Reported	CCCG, Inc.	Combined		Pro Forma Adjustments	Pro Forma
Revenues
Sales of Alcoholic beverages	$4,386,146	$2,068,732	$6,454,878			$6,454,878
Sales of food and merchandise	648,636	504,319	1,152,955			1,152,955
Service revenue	3,240,003	735,122	3,975,125			3,975,125
Management fees and other income	3,944,799	377,047	4,321,846			4,321,846

Total Revenue	12,219,584	3,685,220	15,904,804			15,904,804

Operating Expenses
Cost of goods sold	1,289,118	812,893	2,102,011			2,102,011
Salaries and wages	4,703,486	1,081,258	5,784,744			5,784,744
Management fee	12,200	217,145	229,345	a	(217,145)	12,200
Other general and administrative Taxes and permits	398,617	206,822	605,439			605,439
Charge card and bank fees	122,975	95,521	218,496			218,496
Rent	405,356	165,500	570,856			570,856
Legal and professional	468,098	143,980	612,078			612,078
Advertising and marketing	636,924	162,578	799,502			799,502
Other	2,184,458	756,148	2,940,606			2,940,606
Depreciation & amortization	551,927	90,237	642,164			642,164

Total Operating Expenses	10,773,159	3,732,082	14,505,241			14,288,096

Income (loss) from operations	1,446,425	(46,862)	1,399,563			1,616,708

Other income (expenses)
Interest expense	(1,428,113)	(7,688)	(1,435,801)			(1,435,801)
Interest income	138,402	—	138,402			138,402
Gain on sale of assets	11,379		11,379			11,379
Gain on sale of marketable securities	67,385	—	67,385			67,385
Loss on options	(764,957)	—	(764,957)			(764,957)
Bad debt on uncollectable note receivable	(617,404)	(18,928)	(636,332	)b	18,928	(617,404)

Total Other Income (Expenses)	(2,593,308)	(26,616)	(2,619,924)			(2,600,996)

Income before discontinued operations	(1,146,883)	(73,478)	(1,220,361)			(984,288)

Discontinued operations
Loss from operations of discontinued, including loss on the disposal of $ 279,792	(544,404)	—	(544,404)			(544,404)
Income tax	60,334	—	60,334			60,334

Loss from discontinued operations	(484,070)	—	(484,070)			(484,070)

Net income (loss) before income taxes	(1,630,953)	(73,478)	(1,704,431)			(1,468,358)

Income tax expense - current	(314,402)	—	(314,402)			(314,402)
Income tax expense - deferred	(86,347)	—	(86,347)			(86,347)

Total income taxes	(400,749)	—	(400,749)			(400,749)

Minority interest	(37,177)	—	(37,177)			(37,177)

Net income (loss)	(1,267,381)	(73,478)	(1,303,682)			(1,104,706)
Preferred stock dividends	$(323,460)	$—	(323,460)			(323,460)

Net income (loss) applicable to common shareholders	$(1,590,841)	$(73,478)	$(1,627,142)			$(1,428,246)

Basic income per common share	$(0.20)	$(0.01)	$(0.20)			$(0.18)
Weighted average shares outstanding	8,121,107	8,121,107	8,121,107			8,121,107

VCG Holding Corp.

Pro Forma Statements of Income

For the year ended December 31, 2003

	As Reported	CCCG, Inc.	Combined		Pro Forma Adjustments	Pro Forma
Revenues
Sales of Alcoholic beverages	$3,580,711	$3,285,504	$6,866,215			$6,866,215
Sales of food and merchandise	250,575	721,849	972,424			972,424
Service revenue	2,050,783	1,099,802	3,150,585			3,150,585
Management fees and other income	4,272,608	543,131	4,815,739			4,815,739

Total Revenue	10,154,677	5,650,286	15,804,963			15,804,963

Operating Expenses
Cost of goods sold	907,047	1,227,124	2,134,171			2,134,171
Salaries and wages	4,256,587	1,828,259	6,084,846			6,084,846
Management fee	35,216	296,398	331,614	a	(296,398)	35,216
Other general and administrative
Taxes and permits	437,051	293,959	731,010			731,010
Charge card and bank fees	100,574	157,568	258,142			258,142
Rent	272,960	210,000	482,960			482,960
Legal and professional	230,808	138,503	369,311			369,311
Advertising and marketing	362,070	241,367	603,437			603,437
Other	1,555,595	1,083,683	2,639,278			2,639,278
Royalties
Depreciation & amortization	294,058	163,988	458,046			458,046

Total Operating Expenses	8,451,966	5,640,849	14,092,815			13,796,417

Income from operations	1,702,711	(9,437)	1,712,148			2,008,546

Other income (expenses)
Interest expense	(307,846)	(8,771)	(316,617)			(316,617)
Interest income	76,772	—	76,772			76,772
Bad debt	—	(161,022)	(161,022	)b	161,022	—
Gain on sale of marketable securities	3,085	—	3,085			3,085

Total Other Income (Expenses)	(227,989)	(169,793)	(397,782)			(236,760)

Income before discontinued operations	1,474,722	(160,356)	1,314,366			1,771,786

Discontinued operations
Income from operations of discontinued, including loss on the disposal of $0	59,641	—	59,641			59,641
Income tax	(20,278)	—	(20,278)			(20,278)

Loss from discontinued operations	39,363	—	39,363			39,363

Net income (loss) before income taxes	1,514,085	(160,356)	1,353,729			1,811,149

Income tax expense - current	229,979	—	229,979			229,979
Income tax expense - deferred	86,347	—	86,347			86,347

Total income taxes	316,326	—	316,326			316,326

Minority interest	(48,625)	—	(48,625)			(48,625)

Net income (loss)	$1,149,134	$(160,356)	$988,778			$1,446,198

Basis income per common share	$0.16	$(0.02)	$0.14			$0.20
Weighted average shares outstanding	7,070,760	7,070,760	7,070,760			7,070,760

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

As of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information about our directors and executive officers presented as of December 31, 2004.

Name	Age	Position
Troy H. Lowrie	39	Chairman of the Board and Chief Executive Officer
Micheal L. Ocello	45	Director and President
Donald W. Prosser	53	Director, Chief Financial and Accounting Officer and Treasurer
Mary E. Bowles-Cook	51	Secretary
Robert J. McGraw, Jr.(1),(3),(4)	50	Director
Rand E. Kruger (1),(2),(3),(4)	54	Director
Allan S. Rubin (1),(2),(3),(4)	38	Director
Edward Bearman (2),(4),(5)	39	Director

(1)	Member of the Audit Committee
(2)	Member of the Nominating Committee
(3)	Member of the Compensation Committee
(4)	Independent Director
(5)	Appointed to the Board on February 24, 2004

Our directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Our officers serve at the pleasure of the Board of Directors until their resignation, termination or death. There are no family relationships among any of our executive officers or directors.

Set forth below are descriptions of the backgrounds of our executive officers and directors and their principal occupations for the past five years:

Troy H. Lowrie has been Chairman of the Board of the Directors since April 2002 and Chief Executive Officer since November 2002. Mr. Lowrie has been President of Lowrie Investment Management Inc., the general partner of Lowrie Management, LLLP, a Colorado limited liability limited partnership, which owns and operates adult entertainment nightclubs, since 1996. Mr. Lowrie had been an owner and President of International Entertainment Consultants, Inc., a company engaged in the business of managing adult entertainment nightclubs (IEC), from 1982 to October 2003, when it was acquired by VCG Holding. Mr. Lowrie has served as president of two other publicly traded companies: from 1992 to 1996, Western Country Clubs, Inc., a public company specializing in large country western bars with live music; and from 1996 to 1998, New Millenium Media, Inc., a public company which sells rotating print advertising equipment and full movement video billboards. Mr. Lowrie has a M.A in Finance from the University of Denver (1988) and a B.A. in Business from Fort Lewis College (1986).

Micheal L. Ocello has been our director and President since April 2002. Mr. Ocello has been employed by IEC since 1982 and is currently President and National Director of Operations. Mr. Ocello attended the United States Military Academy West Point from 1979 to 1981 and attended the University of Missouri, Kansas City from 1977 to 1978.

Donald W. Prosser, CPA has been our director and Chief Financial since November 2002 and treasurer since 2003. Mr. Prosser was an owner/operator of a nightclub in Denver, Colorado from 1994 to 1999, when that nightclub was sold to VCG Holding. Mr. Prosser has served as CFO and director of three other publicly traded companies: from 1997 to 1999, Chartwell International, Inc., a publisher of high school athletic information and recruiting services; from 1999 to 2000, Anything Internet Corporation, a computer equipment and internet services provider; and from 2001 to 2002, NetCommerce, Inc., an Internet services provider. Mr. Prosser has a M.A. in Taxation (1975) and a B.A. in Accounting and History from Western State College of Colorado (1973).

Mary E. Bowles-Cook has been Secretary since April 2002. Ms. Bowles-Cook was office manager of Titello & Associates, Inc., a bookkeeping firm in Denver, Colorado, from 1985 to September 2002. She has B.A. in Business Administration and Management from Regis University (1999) and an Associate Degree in Business Administration from Arapahoe Community College (1996).

Robert J. McGraw, Jr., CPA has been a director of VCG since November 2002. A certified public accountant since 1982, Mr. McGraw is president of McGraw and McGraw CPA PC of Westminster, Colorado, a firm which specializes in accounting and bookkeeping for restaurants, lounges and small businesses. Mr. McGraw has a B.A. in accounting from Western State College of Colorado (1977). Mr. McGraw is currently licensed in the state of Colorado and is a member of the American Institute of Certified Public Accountants and Colorado Society of Certified Public Accountants.

Rand E. Kruger has been a director of VCG since November 2002. Mr. Kruger is a founding and managing partner of the law firm of Kruger, Schwartz & Morreau in Louisville, Kentucky, established in 1989. His primary areas of practice include commercial real estate and business transactions. Mr. Kruger has a B.A. in Public Affairs from George Washington University (1972) and a Juris Doctor degree from University of Louisville (1975).

Allan S. Rubin has been a director of VCG since November 2002. Mr. Rubin’s practice is primarily devoted to the representation of matters involving free speech, constitutional law, and complex corporate litigation, both civil and criminal. Mr. Rubin has a B.A. in Criminal Justice from Michigan State University (1988) and a Juris Doctor degree from the Thomas M. Cooley Law School in Lansing, Michigan (1990, cum laude).

Edward M. Bearman has been a director of VCG since February 2004. Mr. Bearman has been practicing law since 1997: Since August 2003, in his own private law practice, and from 1997 to August 2003, at the law offices of Bearman & Bearman. Mr. Bearman has a B.A. in English from the University of Colorado (1986) and a Juris Doctor degree from the University of Denver School of Law (1990). Mr. Bearman filed for Chapter 7 personal bankruptcy in June 2002 which was discharged in December 2002.

There are no material proceedings to which any director, executive officer or affiliate of the company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company or any associate of any such director, officer, affiliate or security holder is a party adverse to the company or has a material interest adverse to the Company or any of its subsidiaries.

To the best of our knowledge, no director, executive officer or affiliate of VCG Holding, owner of record or beneficially of more than five percent of any class of our voting securities has, to our knowledge, during the last five years: (1) been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors); or (2) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, U.S. federal or state securities laws or finding any violations with respect to such laws.

The Board of Directors

Our Board of Directors oversees the business affairs of the Company and monitors the performance of our management. The Board held six meetings during the fiscal year ended December 31, 2004. During the 2004 fiscal year, all Board members attended 75% or more of the Board meetings. The Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. Currently, the Board consists of seven members, including Troy H. Lowrie (Chairman), Micheal L. Ocello, Donald W. Prosser, Robert J. McGraw, Jr., Rand E. Kruger, Allan S. Rubin and Edward Bearman.

Board Committees

Audit Committee. The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. A copy of the current Audit Committee Charter is attached as an Exhibit to this Annual Report. The Committee met four times during the fiscal year 2004. The Audit Committee consists of the following independent directors: Robert J. McGraw, Jr. (Chairman), Rand E. Kruger and Allan S. Rubin.

Audit Committee Financial Expert. The Board has determined that Mr. McGraw is an audit committee financial expert as defined by Item 401(h) of Regulation S-B under the Securities Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compensation Committee. The Compensation Committee was established on May 13, 2003. It administers our incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee met two times during the fiscal year 2004 to review, among other things, compensation for the officers, the directors and compensation for the loans to and from our Chairman, Troy H. Lowrie. The Compensation Committee consists of the following independent directors: Robert J. McGraw, Jr. (Chairman), Rand E. Kruger and Allan Rubin.

Nominating Committee. The Nominating Committee was also established on May 13, 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on Board and Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one times during the fiscal year 2004. Its membership consists of the following independent directors: Rand E. Kruger (Chairman), Allan S. Rubin and Edward Bearman. A copy of the Nominating Committee Charter is attached as an Exhibit to this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of VCG Holding with the SEC. Officers, directors, and greater than ten percent stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2004, with the following exceptions: Forms 3 for Messrs. Rubin, Bearman and Kruger due to administration difficulties have not been filed as of the date hereof. We intend to file such forms as soon as possible. Form 4 for Mr. McGraw were inadvertently filed late.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Act of 1933, as amended. The Code applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code with filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 10-KSB filed with the SEC on May 20, 2003 and is incorporated by reference herein. Upon written request, we will mail you a free copy of our Code. Please mail your request to the following address: VCG Holding Corp., Attention: Donald W. Prosser, 390 Union Blvd., Suite 540, Lakewood, Colorado 80228.

Item 10. Executive compensation

The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 2004, 2003 and 2002, paid or accrued by the Company to or on behalf of those persons who were, during the fiscal year ended December 31, 2004, the Company’s Chief Executive Officer and the Company’s most highly compensated executive officers serving as such as of December 31, 2003 whose compensation was in excess of $100,000 (the “Named Executive Officer”).

Summary Compensation Table

Long Term Compensation
		Annual Compensation					Awards		Payouts
Name and Principal Position	Year (1)	Salary($)		Bonus($) (2)		Other Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs(#)(3)	LTIP Payouts	All Other Compensation ($)
Troy H. Lowrie, CEO (4)	2004 2003 2002		$-0- -0- 142,500		-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Micheal L. Ocello, President (5)	2004 2003 2002	$ $ $	165,600 138,400 132,300	$ $ $	1,500 1,200 1,200	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Donald W. Prosser, CFO and Treasurer (6)	2004 2003 2002	$ $ $	111,250 100,000 37,500	$ $ $	800 700 700	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Mary Bowles-Cook, Secretary	2004 2003 2002	$ $ $	59,106 56,387 14,773	$ $ $	1,250 1,250 1,200	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)	The Company commenced operations in April 2002 and therefore did not pay a full year compensation to any Named Executive Officers during the year ended December 31, 2002.

(2)	Unless otherwise indicated, bonuses shown were paid in the fiscal year following the year in which services were provided.
(3)	Indicates number of shares of common stock underlying options.
(4)	Mr. Lowrie received no cash compensation to serve as CEO in 2004 and 2003. Mr. Lowrie received compensation of $142,500 from IEC in 2002. The Company currently does not have an employment contract with Lowrie. His compensation is determined by compensation committee on an annual basis.
(5)	Includes compensation paid by IEC to Unique Entertainment Consultants, Inc., an entity controlled by Mr. Ocello, in the amounts of $141,600, $114,400 and $120,300 in 2004, 2003 and 2002, respectively, for Mr. Ocello’s services relating to all clubs under IEC’s management. Beginning in January 2005, Mr. Ocello is compensated as an employee of the Company, not a consultant.
(6)	Includes compensation paid by IEC to Mr. Prosser’s accounting firm in the amounts of $36,250, $25,000 and $25,000 in 2004, 2003 and 2002, respectively. Beginning in January 2005, Mr. Prosser is compensated as an employee of the Company, not a consultant.

Option	and Stock Appreciation Right Grants in Fiscal Year Ended December 31, 2004

None.

Stock	Option and Stock Appreciation Right Exercises and Holdings

None.

Compensation of Directors

Each director receives 5,000 shares of common stock per year as compensation for his Board and Committee services. The chairman of the Audit Committee received 3,000 additional shares to serve in such capacity. Board members are reimbursed for all reasonable expenses related to their attending the Board or committee meetings. We currently do not pay cash compensation to our directors. No directors have received stock options or stock bonuses to date.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We currently do not have any employment contracts or termination of employment and change-in-control arrangements between the Company and the Named Executive Officers.

Consulting and Other Agreements

Dahl Agreement

On December 15, 2002, we entered into a certain consulting agreement with Regis Dahl whereby Mr. Dahl is retained to help the Company with financing, investor relations and other corporate matters. As consideration for the services provided to the company pursuant to a certain Option Agreement dated as of December 15, 2002, we issued Mr. Dahl options to purchase 100,000 common stock shares, exercisable at $3.00 per share which options expire December 15, 2007.

Westminster Agreement

On September 21, 2004, we entered into a certain Capital Markets Services Engagement Agreement with Westminster Securities Corporation to provide, on an exclusive basis, the Company with various capital markets and financing services as well as to assist the Company with financial advisory, consulting, placement agent other related matters and transactions. This agreement expires on September 20, 2006 and could be extended by mutual agreement of the parties. Under the terms of this two year exclusive engagement, the Company agreed, as compensation for capital market services, to (i) make certain periodic cash payments beginning from the execution of the Agreement to July 16, 2006, a total amount of which cash payments not to exceed $225,000 (to date $162,500 has been paid), (ii) issue Westminster warrants to purchase 200,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.88 per share, and (iii) pay certain additional mutually agreed upon fees for any and all services performed by Westminster. The Warrants will contain other customary terms and provisions, including but not limited to, demand and piggyback registration rights, anti-dilution and a cashless exercise price.

In connection with the November 2004 private placement, in which placement Westminster acted as an exclusive placement agent, we paid Westminster a commission equal to 12% of the dollar value of the aggregate number of securities sold in the private placement (which is equal to $150,000), and issued 5-year placement agent’s warrants to individuals affiliated with Westminster to purchase a number of shares of our common stock equal, in the aggregate, to 12% of common stock shares underlying the notes and warrants sold in the private placement, with an exercise price of $2.00 per share. Also, we issued 5-year financial advisor’s warrants to individuals in the private placement to purchase an aggregate amount of 200,000 shares of our common stock, with an exercise price of $2.50 per share. In addition to the right of exercise, the holders of financial advisor’s and placement agent’s warrants have the right to make a cashless exercise of their respective warrants into shares of our common stock as provided in the warrant agreement.

Stock Option Plans

At December 31, 2004, we had (i) 2002 Stock Option and Bonus Plan and (ii) 2003 Stock Option and Stock Bonus Plan. The 2002 Plan was adopted by the Board as of April 23, 2002 and by our shareholders on July 22, 2002; the 2003 Plan was adopted by the Board on June 23, 2003, and by our shareholders on June 23, 2003.

The 2002 Plan authorizes issuance of up to 700,000 shares of common stock; the 2003 Plan authorizes issuance of up to 250,000 shares of common stock. The material terms and provisions of each plan are similar and are as follows:

•	Under both plans, we may grant to our designated employees, officers, directors, advisors and independent contractors incentive stock options, nonqualified stock options and stock. By encouraging stock ownership, we seek to motivate plan participants by allowing them an opportunity to benefit from any increased value of our company which their individual effort, initiative, and skill help produce. If options granted under either plan expire or are terminated for any reason without being exercised, or bonus shares are forfeited, the shares underlying such option and/or bonus shares will become available again for issuance under the respective plan.

•	The compensation committee and/or the Board determines which individuals will receive grants, the type, size and terms of the grants, the time when the grants are made and the duration of any applicable exercise or restriction period, including the criteria for vesting and the acceleration of vesting, and the total number of shares of common stock available for grants. Grants may be made to employees, officers, directors and consultants of the Company

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

•	The compensation committee determines the term of each option, which may not exceed ten years from the date of grant, except that the term of an incentive stock option granted to an employee who owns more than 10% of the issued and outstanding common stock may not exceed five years from the date of grant. The compensation committee may accelerate or extend the exercisability of any or all outstanding options at any time for any reason.

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

As of December 31, 2004, there were no options outstanding under 2002 Plan or 2003 Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership of our common stock based upon 8,476,559 shares of common stock outstanding as of March 31, 2005, by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) all persons we know to be the beneficial owner of 5% or more of our common stock. Unless otherwise indicated in the footnotes, the address of each listed stockholder is: c/o VCG Holding Corp., 390 Union Blvd, Suite 540, Lakewood, CO 80228.

Name and Address	Number Beneficially Owned(1)		Percent of Class
Troy H. Lowrie	5,195,379	(2)	61.29%

Micheal L. Ocello	174,000	(3)	2.05%

Mary E. Bowles-Cook	9,700		*

Donald W. Prosser	117,100		1.38%

Robert J. McGraw, Jr.	20,000		*

Rand E. Kruger	10,000		*

Allan S. Rubin	10,000		*

Edward Bearman	5,000		*

Lowrie Management, LLLP	4,604,413	(4)	54.32%

All Executive Officers and Directors (as a group of 8 persons)	5,541,179		65.37%

*	Indicates less than 1 percent.
(1)	Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares and, under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2)	Includes (i) 4,604,413 shares beneficially owned by Lowrie Management, LLLP, by virtue of Mr. Lowrie’s ownership and control of Lowrie Management, LLLP, and (ii) 590,966 shares owned by Mr. Lowrie over which Mr. Lowrie has sole voting and dispositive power.
(3)	Includes 124,000 shares of common stock owned by LTD Investment Group, LLC, of which Mr. Ocello is the Managing Member.
(4)	Includes 1,400,000 shares of common stock issued by VCG Holding to Lowrie Management, LLLP upon its July 1, 2003 election to convert the entire principal amount of a certain Convertible Promissory Note dated June 30, 2002 together with all accrued and unpaid interest thereon at the conversion rate of $1.00 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2004, information with respect to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	480,000	(1)
Equity compensation plans not approved by security holders	-0-	-0-	129,043	(2)

	-0-	-0-	609,043

(1)	The Company adopted a 2002 Stock Option and Stock Bonus Plan which was approved by shareholders on July 22, 2002 and reserved 700,000 shares of Common Stock. Shares of common stock may be issued either: (i) upon the exercise of stock options granted under the Plan; or (ii) as stock bonuses granted under the Plan. Pursuant to Section 6(i) of the Plan, if there is any change in the number of shares of common stock through the declaration of stock dividends, or through a recapitalization resulting in stock splits, or combinations or exchanges of such shares, the number of shares of common stock available for options and the number of such shares covered by outstanding options, and the exercise price per share of the outstanding options, shall be proportionately adjusted to reflect any increase or decrease in the number of issued shares of common stock; provided, however, that any fractional shares resulting from such adjustment shall be eliminated.
(2)	The Company adopted a 2003 Stock Option and Stock Bonus Plan and reserved 250,000 shares of common stock for issuance under the Plan. These shares have been registered under the 1933 Act pursuant to a Form S-8 registration statement. The 250,000 shares of common stock reserved for issuance under the Plan.

Item 12. Certain Relationships and Related Transactions

Board Policies

All material related party transactions after July 2002 have been ratified by the independent directors of our Board of Directors. The independent directors will review future material related party transactions for fairness and have access, at our expense, to our legal counsel or to independent legal counsel.

Prior to acquiring any properties owned by or affiliated with management, an appraisal or valuation must be conducted by an independent third party and a majority of the independent directors are required to approve any such transaction. In addition, management is required to present to the company all property acquisition opportunities of which management is or becomes aware and we have the right of first refusal with respect to any such opportunity.

Lowrie Management LLLP has made an agreement that the Company has a “First Right of Refusal” to any nightclub property proposed for acquisition or disposition by Lowrie Management LLLP.

Conversions of Indebtedness into Equity

In June 2002, Lowrie Management LLLP, a Colorado Limited Liability Partnership, loaned the Company $1,400,000 under a promissory note at 9% interest maturing July 2007. The note provided that the loan could be converted into the common stock of the Company at $1.00 per share after June 30, 2003. On July 1, 2003, the outstanding balance of $1,400,000 was converted into 1,400,000 shares of common stock. Lowrie Management LLLP is controlled by Mr. Troy H. Lowrie, our Chairman of the Board and Chief Executive Officer.

During 2004, we borrowed $3,450,000 from several unrelated parties and $300,000 to a related party by issuing 7.5% per annum convertible promissory notes convertible into Series A Preferred Stock. These notes were personally guaranteed by Mr. Lowrie and were converted into the aggregate number of 375,000 shares of Series A Preferred Stock on September 30, 2004. Upon conversion of the notes, the personal guarantee was removed.

On May 23, 2003, we obtained a line of credit with an unrelated third party for $700,000 with an annual interest rate of 6.5%, and issued 23,333 shares of our restricted common stock. The line of credit has been personally guaranteed by Mr. Lowrie. The balance of the line of credit of $500,000 was converted into 50,000 shares of Series A Preferred Stock on September 24, 2004. The note was cancelled and Mr. Lowrie’s guarantee was removed.

Acquisitions

In October, 2003, we purchased 100% of the outstanding common stock of International Entertainment Consultants, Inc. (“IEC”) from Mr. Lowrie in consideration for the issuance of 4,769 shares of common stock, valued at $14,307, or $3.00 per share. Prior to the acquisition, IEC had provided management services to the Company’s clubs. IEC manages all nightclubs that we own and all other nightclubs owned or controlled by Mr. Lowrie. All nightclubs managed by IEC, pay their proportionate share of IEC’s general operating and administrative expenses.

In May 2003, Lowrie Management LLLP loaned the Company $525,000 at as an advance and, in turn, the Company loaned Mr. Lowrie $1,300,000 at 6.5% due on June 30, 2004 to facilitate the purchase of the Centerfolds nightclub in Denver, Colorado. On June 30, 2004, the Company acquired the club at Mr. Lowrie’s original cost and cancelled the Note.

On June 30, 2004, we acquired the controlling interest in an nightclub known as Penthouse Denver, Glendale, Colorado. Specifically, we purchased the 1% general partnership interest for 200,000 shares of our restricted common stock and 89.5% limited partnership interest from for $4,000,000 from two entities that are owned/controlled by Mr. Lowrie. Mr. Micheal Ocello, our President, was and continues to be a 5% limited partner in the nightclub. Our Board of Directors determined that Mr. Ocello’s ownership did not constitute a conflict of interests.

Personal Guarantees

Troy H. Lowrie has provided personal guarantees in the following transactions:

As part of the purchase of a nightclub in Illinois on May 1, 2002, we acquired a 5-year lease on the 9,000 square foot building and land on which the club is located for base rent of $900,000, which is to be paid in monthly installments of $15,000. Mr. Lowrie has personally guaranteed the lease.

In July 2003, we refinanced the properties on which the Indianapolis and Memphis Clubs are located. The $1,440,000 mortgage on the Indianapolis property and a $872,000 mortgage on the Memphis property have a 10 year amortization with a 6% per annum interest rate secured by the property and the personal guarantee of Mr. Lowrie.

In March 2003, we entered into a Line of Credit and Security Agreement with a unrelated third party whereby we obtained a $1,200,000 short-term credit facility which expires in June 2005; bears interest at 6.5% per annum, and 80,000 shares of restricted stock were issued. Mr. Lowrie has personally guaranteed the line of credit and the creditor has a life insurance policy of $1,200,000 on Mr. Lowrie’s life.

On July 3, 2003, we entered into a Line of Credit and Security Agreement with an unrelated third party whereby we obtained a $225,000 short-term credit facility. In connection with the Line of Credit, we issued the lender 7,500 shares of our common stock. The Line of Credit had been personally guaranteed by Mr. Lowrie and was paid in full in June 2004.

As a part of the purchase of a nightclub in Denver, Colorado in October 2004, we entered into the following transactions that required the personal guarantee of Mr. Lowrie:

(i) A 30 day promissory note from in the amount of $1,000,000 payable to an unrelated third party. The terms of the note were $10,000 interest plus a loan fee of 20,000 shares. This note was paid in full on October 31, 2004.

(ii) A seven-year 7.065% promissory note in the amount of $1,000,000 payable to Amfirst National Bank. The Note is secured by the equipment and fixtures of the acquired nightclub and is due October 2011.

In December 2004, we refinanced a secured promissory note on equipment with Community Banks of Colorado in the amount of $890,000 at 6.5 % interest. The note is due in December 2013. Mr. Lowrie and Lowrie Management has collateralized and guaranteed this note.

Preferred Stock

Related parties and family members of Mr. Lowrie purchased 80,000 shares of our Series A Preferred Stock at $10.00 per share. Theses parties received $26,500 in dividend payments during 2004.

Trademarks

The PT’s® name and logo are trademarks registered with the United States Patent and Trademark Office. We have been granted a license to use the trademarks by Lowrie Management. There is currently no fee for the license. Any future fee will be reviewed for fairness by, and be subject to the approval of, a majority of independent directors. In addition the Diamond Cabaret has been registered with the United States Patent and Trademark Office by Lowrie Management LLLP and no fee is being charged for the use of the name. For additional discussion, please refer to Item 1. Description of Business, of this Annual Report.

Other Matters

The Penthouse Club located in Denver, Colorado is leased from Lowrie Management LLLP. The annual rent paid is $150,000 and the lease expires July 2015 and the lease has three five year options to extend that expire July, 2030.

Item 13. Exhibits

Exhibits

No.	Description
3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen copy of certificate for common stock $.0001 par value(1)

4.2	Specimen copy of certificate for preferred stock $.0001 par value(1)

4.3	Stock Option and Stock Bonus Plan(1)*

10.1	Stock Purchase/Sale Agreement, dated March 27, 2002, between VCG and Shelia Lichty and Linda Sonnenschein(1)

10.2	Lease Agreement for 213-215 Madison, Brooklyn, Illinois, dated May 1, 2002, between VCG and RELMSS Service, Inc. (1)

10.3	Purchase Agreement dated May 13, 2002 between Lowrie Management, LLLP and Havair Realty(1)

10.4	Letter from Lowrie Management, LLLP to Havair Realty LLP, dated May 13, 2002(1)

10.5	Stock Purchase Agreement, dated June 30, 2002, between VCG, Tennessee Restaurant Concepts, Inc., Lowrie Management, LLLP and Troy H. Lowrie(1)

10.6	Contract to Buy and Sell Real Estate, dated June 30, 2002, between VCG and Tennessee Restaurant Concepts II, LP(1)

10.7	Trademark License Agreement, dated June 30, 2002, between VCG and Lowrie Management, LLLP(1)

10.8	Line of Credit and Security Agreement, dated June 30, 2002, between VCG and Lowrie Management, LLLP(1)

10.9	Management Contract, dated July 1, 2002, between VCG and International Entertainment Consultant, Inc.(1)*

10.10	Plan of Reorganization Pursuant to IRC §351, dated August 14, 2002, between VCG and Indy of Colorado, Ltd. (1)

10.11	Line of Credit and Security Agreement, dated March 7, 2003, between VCG and Red Rock Investments Co. (2)

10.12	Agreement to Purchase/Sell Real Estate, dated March 5, 2003, between VCG Real Estate Holdings, Inc. and Sacred Grounds Resources, L.L.C. (1)

10.13	Glendale Lease Agreement dated October 1, 2004. (3)

10.14	Tennessee Concepts Purchase Agreement dated January 5, 2005(4)

10.15	Tennessee Concepts Promissory Note dated January 5, 2005(4)

10.16	Tennessee Concepts Wraparound Note dated January 5, 2005(4)

10.17	Tennessee Concepts Sales Contract dated January 5, 2005(4)

10.18	First Amendment to Commercial Lease dated February 3, 2005(5)

10.19	Limited Partnership Purchase Agreement, executed effective June 30, 2004, by and among VCG Holding Corp., WCC Acquisitions, Inc. and Lowrie Management LLLP(6)

10.20	Promissory Note and Security Agreement dated July 21, 2004 with Lowrie Management LLLP(6)

10.21	Agreement for the Purchase and Sale of Assets dated August 18, 2004(7)

10.22	Lease Agreement dated August 31, 2004(7)

14	Code of Ethics(8)

21.1	List of Subsidiaries(9)

23.3	Consent of Causey Demgen & Moore, Inc. (9)

31.1	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002(9)

31.2	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002(9)

32.1	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002(9)

32.2	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002(9)

99.1	Audit Committee Charter(9)

99.2	Nominating Committee Charter(9)

*	Indicates a management contract or compensation plan or arrangement.

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed on September 10, 2002.
(2)	Incorporated by reference from Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 21, 2003.
(3)	Incorporated by reference from Current Report on Form 8-K filed on October 8, 2004.
(4)	Incorporated by reference from Current Report on Form 8-K filed on January 11, 2005.
(5)	Incorporated by reference from Current Report on Form 8-K filed on February 9, 2005.
(6)	Incorporated by reference from Current Report on Form 8-K filed on July 29, 2004.
(7)	Incorporated by reference from Amended Current Report on Form 8-K/A filed on October 18, 2004.
(8)	Incorporated by reference from the Annual Report on Form 10-KSB filed May 20, 2003.
(9)	Filed herewith.

Item 14. Principal Accountant Fees and Services

Causey Demgen & Moore, Inc. (“CDM”) audited our financial statements for fiscal 2004. In addition, Ronald R. Chadwick PC CPA performed acquisition audit work and valuation work in connection with certain acquisitions in 2004. The following tables presents fees for professional audit services rendered by CDM for the fiscal years 2003 and 2004:

Causey Demgen & Moore, Inc.

	2003	2004
Audit	$41,955	$92,636
Audit-Related	1,870	7,460
Tax	0	0
All Other	0	0

Total:	$43,825	$100,096

Ronald R. Chadwick PC CPA

	2003	2004
Audit	$0	$6,350
Audit-Related	0	3,700
Tax	0	0
All Other	0	4,525

Total:	$0	$14,575

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for fiscal 2004 and fiscal 2003, the review of the financial statements included in our quarterly reports on Form 10-Q for fiscal 2004 and fiscal 2003 and services in connection with our statutory and regulatory filings for fiscal 2004 and fiscal 2003.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

There were no tax fees during fiscal 2004 and 2003 since VCG Holding’s income tax returns and related matters are prepared handled internally.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories.

Audit Committee Pre-Approval Policies and Procedures

As set forth in its charter, our Audit Committee has the sole authority to pre-approve all audit and non-audit services provided by our independent auditor. All services performed by CDM and Chadwick P.C., CPA were pre-approved by our Audit Committee. Having considered whether the provision of the auditors’ services other than for the annual audit and quarterly reviews is compatible with its independence, the Audit Committee has concluded that it is.

The Audit Committee on an annual basis reviews audit and non-audit services performed by the independent auditors. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the auditors’ independence. All requests for services to be provided by the independent auditor, which must include a description of the services to be rendered and the amount of corresponding fees, are submitted to the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent auditor that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.

April 18, 2005	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Troy H. Lowrie Troy H. Lowrie	Chairman of the Board and Chief Executive Officer	April 18, 2005

/s/ Michael L. Ocello Michael L. Ocello	Director and President	April 18, 2005

/s/ Donald W. Prosser Donald W. Prosser	Director and Chief Financial and Accounting Officer	April 18, 2005

/s/ Robert J. McGraw, Jr. Robert J. McGraw, Jr.	Director	April 18, 2005

/s/ Allen S. Rubin Allen S. Rubin	Director	April 18, 2005

/s/ Rand E. Kruger Rand E. Kruger	Director	April 18, 2005

/s/ Edward M. Bearman Edward M Bearman	Director	April 18, 2005