Form 10QSB
period 2005-03-31
VCG HOLDING CORP
filed 2005-05-24
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005

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

As of May 23, 2005, there were 8,476,559 shares of the issuer’s common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): YES ☐  NO ☒

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	March 31, 2005	December 31, 2004 (restated – Note 2)
Assets
Current Assets
Cash & cash equivalents	$900,829	$629,609
Other receivables	1,127,142	448,594
Inventories	379,146	372,020
Prepaid expenses	240,064	327,016
Income taxes receivable	367,559	367,559

Total Current Assets	3,014,740	2,144,798

Property, Plant and Equipment
Property, plant and equipment	15,306,716	14,884,612
Less accumulated depreciation	896,763	674,373

Net property, plant and equipment	14,409,953	14,210,239

Other Assets
Other receivables	592,847	—
Deposits	101,872	69,373
License Costs	230,015	230,015
Loan Fees, net	504,345	547,481
Goodwill	10,107,414	10,107,414
Plans and drawings	75,628	75,628
Deferred offering costs, net of amortization of $46,000	138,381	174,377
Assets to be disposed of	—	1,597,254

Total Other Assets	11,750,502	12,801,542

Total Assets	$29,175,195	$29,156,579

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$616,930	$338,049
Accrued expenses	698,066	820,223
Due to related parties	200,000	200,000
Current portion of capitalized lease	158,564	154,355
Current portion of long-term debt	7,353,236	7,263,939

Total current liabilities	9,026,796	8,776,566

Long-term Debt
Liabilities of discontinued operation	—	778,827
Capitalized lease	1,099,887	1,140,364
Long-term debt	6,334,958	5,942,482

Total long-term debt	7,434,845	7,861,673

Minority Interest Liability	94,146	97,048

Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized; 942,000 (2005) and 888,000 (2004) issued and outstanding	9,420,000	8,880,000

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 8,376,559 (2005) and 8,376,559 (2004) shares issued and outstanding	838	838
Paid-in capital	4,947,143	4,947,143
Retained earnings	(1,748,573)	(1,406,689)

Total stockholders’ equity	3,199,408	3,541,292

Total Liabilities and Stockholders’ Equity	$29,175,195	$29,156,579

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three months ended March 31,
	2005	2004 (restated – Note 3)
Revenues
Sales of alcoholic beverages	$1,677,719	$990,829
Sales of food and merchandise	359,301	105,404
Service revenue	1,056,717	730,645
Other	1,088,692	971,337

Total revenue	4,182,429	2,798,215

Operating Expenses
Cost of goods sold	565,197	260,654
Salaries and wages	1,490,222	1,092,093
Management fee	—	5,200
Other general and administrative
Taxes and permits	78,820	100,044
Charge card and bank fees	63,146	26,258
Rent	225,666	74,033
Legal and professional	172,615	43,688
Advertising and marketing	206,900	157,918
Other	698,282	437,105
Depreciation & amortization	222,389	129,314

Total operating expenses	3,723,237	2,326,307

Income from operations	459,192	471,908

Other income (expenses)
Interest expense	(334,854)	(111,497)
Gain on marketable securities	—	56,195
Unrealized gain on marketable securities	—	9,384
Other	266	181
Interest income	14,524	60,095

Total Other Income (Expenses)	(320,064)	14,358

Income from continuing operations before income taxes	139,128	486,266

Income tax expense – current	—	83,813
Income tax expense – deferred	—	22,153

Total income taxes	—	105,966

Minority interest	(10,049)	—

Income from continuing operations	129,079	380,300

Discontinued operations
Loss from operations of discontinued operating segment	(15,828)	(39,606)
Income tax	—	13,466

Loss from discontinued operations	(15,828)	(26,140)

Net income	113,251	354,160
Preferred stock dividends	(455,135)	—

Net income (loss) applicable to common shareholders	$(341,888)	$354,160

Earnings (loss) per share:
Income from continuing operations	$0.02	$0.04
Loss from discontinued operations	—	—
Preferred stock dividend	(0.06)	—

Basic income (loss) per common share	$(0.04)	$0.04

Weighted average shares outstanding	8,376,559	7,999,636

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2005

Unaudited

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2004	888,000	$8,705,623	8,376,559	$838	$4,947,143	$(875,909)	$12,777,695
Adjustments for effect of restatement (Note 3)	(888,000)	(8,705,623)	—	—	—	(530,780)	(9,236,403)

Balances as restated, December 31, 2004	—	$—	8,376,559	$838	$4,947,143	$(1,406,689)	$3,541,292
Dividends preferred stock	—	—	—	—	—	(455,135)	(455,135)
Net Income for the three months ended, March 31, 2005	—	—	—	—	—	113,251	113,251

Balances, March 31, 2005	0	$0	8,376,559	$838	$4,947,143	$(1,748,573)	$3,199,408

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flow

Unaudited

	Three months ended March 31,
	2005	2004 (restated –Note 3)
Net income (loss)	$113,251	$354,160
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	265,526	129,314
(Increase) decrease in other receivables	6,750	(329,708)
(Increase) decrease in inventory	(7,128)	35,707
(Increase) decrease in prepaid expenses	86,950	(628)
(Gain) loss on disposition of sale of assets	—	(56,195)
(Gain) on unrealized marketable securities	—	(9,384)
Increase (decrease) in trade accounts payable	(75,555)	517,012
Increase (decrease) in income taxes payable	—	(974)
Increase (decrease) in due to related party	—	168,004
Increase (decrease) in deferred income taxes payable	—	27,249
Increase (decrease) in accrued expenses	66,555	124,959

Net cash provided by operating activities	456,349	959,516

Investing Activities
Investments	—	(139,944)
Purchases of equipment and leasehold improvements	(422,101)	(1,091,335)
Deposits	(32,500)	—
Construction period interest and taxes	—	(79,744)
Proceeds from disposition or sale of assets	429,512	221,453

Net cash used by investing activities	(25,089)	(1,089,570)

Financing Activities
Payments received on notes receivable	7,939	—
Payment on capitalized lease	(36,266)	(37,291)
Proceeds from notes payable	—	2,314,633
Payments on mortgage payable	(252,572)	(332,802)
Preferred stock dividend	(409,135)	—
Sale of preferred stock	529,994	—
Loan from related party	—	165,640
Sale of Common stock	—	107,500

Net cash provided by financing activities	(160,040)	2,217,680

Net increase (decrease) in cash	271,220	2,087,626
Cash beginning of period	629,609	418,661

Cash end of period	$900,829	$2,506,287

Interest Paid	$283,526	$235,231

Income Taxes Paid	$0	$90,000

Supplemental disclosure of non-cash investing and financing activities:
Amortization of preferred stock offering costs	$46,000	$0

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

Unaudited

1. Summary of Significant Accounting Policies

Nature of Business

VCG Holdings, Inc. (“VCG” or “the Company”) is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. As of March 31, 2005 the Company owns and operates six nightclubs located in suburbs of Indianapolis, Indiana; Denver, Colorado (three clubs); Phoenix, Arizona; and East St. Louis, Illinois.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2004 and March 31, 2005, and the results of operations and cash flows for the periods ended March 31, 2004 and 2005.

The financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for Form 10-QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. Except with respect to the effects of the restatement discussed in Note 2, the unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The Company utilizes a December 31 fiscal year, and references herein to “fiscal 2004” relate to the year ended December 31, 2004, and references to the “first”, “second”, “third”, and “fourth” quarter of a fiscal relate to the quarters ended March 31, June 30, September 30 and December 31, respectively, of the related year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant inter-company balances and transactions are eliminated in the consolidation.

1. Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS”). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.

Excluded from the computation of diluted earnings per share as anti-dilutive for the three months ended March 31, 2005 warrants for the purchase of an aggregate of 725,000 shares of common stock exercisable at a weighted average exercise price of $2.86 per share and an aggregate of 2,980,000 shares of common stock issuable upon the conversion of convertible debt or convertible preferred stock at a weighted average conversion price of $3.58 per share.

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

2. Restatement of December 31, 2004 Consolidated Balance Sheet

The consolidated balance sheet as of December 31, 2004 as presented herein has been restated from that presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 to correct a error in the computation of the impairment charge recorded in the fourth quarter of fiscal 2004 in connection with the discontinuation of the operations and sale of Tennessee Restaurant Concepts, Inc. (“TRC”). In connection with the preparation of this Quarterly Report on Form 10-QSB the Company determined that the impairment charge, and resulting loss from discontinued operations and net loss for the fourth quarter of fiscal 2004 and the year ended December 31, 2004 had been understated by $530,780 due to the Company’s inadvertent failure to include in the computation of the loss the amount of goodwill attributable to TRC. In addition, the Company moved its Series A Preferred Stock from the stockholders equity section to the mezzanine level of the balance sheet. The affect was to reduce stockholders equity by $8,705,623 increase mezzanine by $8,880,000 and increase deferred offering costs by 174,377.

The following sets forth summarized balance sheet information on the effects of the restatement:

	as of December 31, 2004
	as previously reported	as restated
Current assets	$2,144,798	$2,144,798
Property, plant and equipment, net	14,210,239	14,210,239
Other assets	13,157,945	12,801,542

	$29,512,982	$29,156,579

Current liabilities	$8,776,566	$8,776,566
Long-term debt	7,861,673	7,861,673
Minority interest	97,048	97,048
Preferred Stock	—	8,880,000
Stockholders’ equity	12,777,695	3,541,292

	$29,512,982	$29,156,579

The Company intends to file an Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004 to restate its financial statements for the year ended December 31, 2004 and amend other affected disclosures.

3. Acquisitions and Discontinued Operations

On June 30, 2004 VCG purchased all of the outstanding common stock of VCG Restaurant Denver, Inc. (“VCGD”) in consideration for the payment of $1,300,000 to Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of the Company. Mr. Lowrie had originally acquired the club, then known as the Centerfolds nightclub in Denver, on June 8, 2003 from an unrelated third party for $1,300,000, which Mr. Lowrie funded using the proceeds of a loan from the Company of $1,300,000 due in one year at 9% interest and secured by the stock of VCGD. Mr. Lowrie purchased the club in the name of VCGD with the intent of transferring the ownership of VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company purchased VCGD by canceling the note. The Company’s June 30, 2004 acquisition of VCGD has been accounted for as a combination of entities under common control, and the assets, liabilities, results of operations and cash flows of VCGD have been included in the Company’s consolidated financial statements from the date of Mr. Lowrie’s original acquisition of Centerfolds on June 8, 2003. The cost of the Company’s acquisition of VCGD was $146,383 in excess of VCGD’s book value on June 30, 2004, which excess was charged to paid-in capital.

On July 21, 2004 the Company acquired a 90.5 percent interest in Glendale Restaurant Concepts, LP (“GRC”), comprised of a one percent general partnership interest and a 89.5 percent limited partner interest. The price for the acquisition was $4,600,000. The limited partnership interest of 89.5 percent purchased from Lowrie Management LLLP, an affiliate of Mr. Lowrie, for $4,000,000 paid in the form of a promissory note due $2,000,000 in July 2005 and $2,000,000 in July 2006, with interest payable monthly at 7.5 percent. The general partnership interest was purchased from Mr. Lowrie for $600,000 paid in the form of 200,000 shares of restricted common stock of VCG. The value of the interests in GRC as determined by an independent valuation was $3,366,004 in excess of 90.5 percent of the book value of GRC at the date of acquisition. The Company accounted for its acquisition of GRC as a combination of entities under common control, and the assets, liabilities, results of operations and cash flows of GRC have been included in the Company’s consolidated financial statements from the date of Lowrie Management LLLP’s and Mr. Lowrie’s original ownership of the interests. The $3,366,004 excess of the amount paid to Lowrie Management LLLP and Mr. Lowrie over the book value GRC’s net assets was charged to paid in capital.

In the fourth quarter of fiscal 2004 the Company adopted a plan to dispose of the operations and real estate related to Tennessee Restaurant Concepts, Inc. (“TRC”), which operated the Company’s club in Memphis, Tennessee. The Company had acquired TRC in 2002. The sale closed in January 2005. As a result, in the fourth quarter of fiscal 2004 the Company reclassified TRC’s assets as assets held for sale, its liabilities as liabilities of discontinued operation, and its results of operations as operations of a discontinued component. The accompanying consolidated statement of income for the three months ended March 31, 2004 has been adjusted to reclassify the operations of TRC as discontinued operation.

The following reconciles on a summarized basis the results of operations for the three months ended March 31, 2004 previously presented with those presented herein adjusted for the effects of the business combinations and discontinued operation discussed above:

	As previously reported	Include operations of VCGD and GRC	Discontinued operations of TRC	As presented herein
Revenues	$2,140,954	$882,613	$(225,352)	$2,798,215
Operating expenses	1,869,919	721,345	(264,958)	2,326,307

Income from operations	271,035	161,267	39,606	471,908
Other income (expenses)	36,647	(22,289)	—	14,358
Income tax expense	92,500	—	(13,466)	105,966
Minority interest expense	—	—	—	—

Income from continuing operations	215,182	138,978	26,140	380,300
Loss from discontinued operations	—	—	(26,140)	(26,140)

Net income	$215,182	$138,978	$–0–	$354,160

On October 8, 2004, the Company acquired assets of CCCG, Inc. a Colorado corporation. The acquisition of CCCG, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Glenarm Restaurant LLC. The following pro forma financial information presents the consolidated results of operations as if the acquisition of CCCG, Inc. had occurred at January 1, 2004 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

Three months ended March 31, 2004
Revenue	$4,086,888
Income from continuing operations	263,347
Net income	$237,207
Earnings per share
Income from continuing operations	$0.03
Loss from discontinued operations	—
Net income	$0.03
Weighted average shares outstanding	7,999,636

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2005	December 31, 2004
Land	$556,225	$556,225
Buildings	7,608,793	7,608,793
Leasehold Improvements	4,158,731	3,962,908
Equipment	2,051,167	1,968,585
Signs	124,612	124,613
Furniture and fixtures	807,188	663,488

	15,306,716	14,884,612
Less accumulated depreciation and amortization	896,763	674,373

Net property and equipment	$14,409,953	$14,210,239

Depreciation and amortization expense was $222,389 and $129,314 for the three months ended March 31, 2005 and 2004, respectively.

Property, plant and equipment owned under capital leases, and property, plant and equipment pledged as collateral on borrowings, was as follows:

	At March 31, 2005	At March 31, 2004
Capital leases:
Cost	$1,603,579	$1,458,828
Accumulated depreciation and amortization	(126,574)	(67,432)

Net book value	$1,477,005	$1,391,396

Pledged as collateral:
Cost	$1,603,579	$1,458,828
Accumulated depreciation and amortization	(126,574)	(67,432)

Net book value	$1,477,005	$1,391,396

5. Transactions with Related Parties

As discussed in Note 3, in connection with the purchase of Centerfolds nightclub in Denver from an unrelated third party for $1,300,000, the Company authorized a loan of $1,300,000 to Troy H. Lowrie, the Company’s Chairman of the Board and Chief Executive officer, pursuant to a promissory note, due in one year at 9% interest, secured by the stock of VCGD, the company formed to purchase the Centerfolds club. Mr. Lowrie purchased the club in the name of VCGD with the intent of transferring the ownership of VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company purchased VCGD by canceling the note.

As discussed in Note 3, on July 21, 2004 the Company acquired an aggregate 90.5 percent interest in Glendale Restaurant Concepts, LP from Mr. Lowrie and Lowrie Management, LLLP, an affiliate of Mr. Lowrie. As part of the purchase price the Company issued to Lowrie Management LLLP a promissory note for $4,000,000 due $2,000,000 in July 2005 and $2,000,000 in July 2006, with interest payable monthly at 7.5 percent. Interest expense related to this note was $ 75,000 for the three months ended March 31, 2005.

From time to time the Company has received advances from Lowrie Management LLLP, an affiliate of Mr. Lowrie. These advances were used for various cash flow needs. The Company pays interest on these advances at a rate of 6.5 per cent per annum. As of March 31, 2005 and December 31, 2004, the outstanding balances, including accrued but unpaid interest, were $200,000 and $233,420 respectively. Interest accrued on these advances was $3,250 for the three months ended March 31, 2005 and $33,420 for the three months ended March 31, 2004.

The day to day management of all the Company’s nightclubs is conducted through its wholly-owned subsidiary International Entertainment Consultants, Inc. (“IEC”). In addition to managing the clubs owned by the Company, IEC manages clubs owned by Mr. Lowrie. IEC charges those clubs a management fee which is based on an allocation of the Company’s common expenses incurred in maintaining its regional and corporate club management functions. Such fees are included in other income and were $749,703 and $719,133 for the three months ended March 31, 2005 and 2004, respectively

As discussed in Note 6, Mr. Lowrie or Lowrie Management LLLP has guaranteed certain of the Company’s borrowings.

6. Long-Term Debt

Long-term debt is as follows:

	March 31, 2005	December 31, 2004
6% mortgage loan from a bank, secured by real estate in Indianapolis, Indiana. Payable at $16,053 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the nearest 1/8 percent. Guaranteed by Troy H. Lowrie.	$1,254,269	$1,283,323
6% mortgage loan from a bank, secured by real estate in Memphis, Tennessee. Payable at $9,186 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the nearest 1/8 percent. Guaranteed by Troy H. Lowrie.	717,720	734,346
8% mortgage loan from a Company, secured by real estate in Phoenix, Arizona. Payable at $22,949 per month including interest, due June, 2018. After the fifth year the interest rate is adjustable to 4 percent over the ten year treasury rate or twelve percent, whichever is less	2,227,883	2,251,852
6.5% line of credit from a Company, secured by real estate in Phoenix, Arizona. Payable at $6,500 per month interest only, due March 2005 extended to July 2005. The line is $1,200,000. Guaranteed by Troy H. Lowrie.	1,200,000	1,200,000
6.5% line of credit from a Bank, secured by the general assets of the Company, payable monthly interest only, due March, 2006. Interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate. The line is $850,000. Guaranteed by the Troy H. Lowrie.	849,866	849,866
6.5% loan from a bank, secured by general assets of Centerfolds, payable at $10,732 per month including interest, due December 2013. Guaranteed by Lowrie Management LLLP.	871,268	890,058
6.846% loan from a bank, secured by general assets of Glenarm Restaurant, payable at $15,018 per month including interest, due October 2011. Guaranteed by the Troy H. Lowrie.	952,903	981,322
12% Convertible Notes to various investors secured by general assets of Glenarm Restaurants Due in November 2006, payable monthly	1,214,285	1,250,000
7.5% Note to Lowrie Management LLLP, a partnership controlled by Troy H. Lowire, secured by general assets of Glendale Restaurants payable $25,000 monthly interest only note, due July 2005 and July 2006.	4,000,000	4,000,000
8.25% Note to a partnership controlled by Troy H. Lowrie, payable interest only, balance due July 2005.	400,000	500,000

Total	13,688,194	13,940,767
Less:
Amounts included in liabilities of discontinued operation	—	734,346
Current portion of long-term debt	7,353,236	7,263,939

Long-term debt	$6,334,958	$5,942,482

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility that expired in March 2005 that was subsequently extended to July 2005. The instrument bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued to the lender 80,000 shares, of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $1,200,000 on the line of credit as of March 31, 2005.

In December 2003, VCG entered into a line of credit with a bank for $850,000 that expired in December 2004 and was subsequently extended to March 2005 and bears an interest rate of 6.5% per annum (1% over the Wall Street Journal Prime Rate). In March, 2005 the Company entered into a new arrangement with the bank with the same terms. The new note expires March 31, 2006. The line of credit is guaranteed by Lowrie Management LLLP and the proceeds were used to reduce a prior line of credit and start construction on the night club in Arizona. The Company had drawn $849,866 of the line of credit as of March 31, 2005.

In December 2003, VCGD entered into a loan from a bank for $956,000, payable $10,732 monthly including 6.5% interest, secured by the equipment and fixtures of VCGD and guaranteed by both VCG and Lowrie Management LLLP, due December 2004 and subsequently extended to March 2005. In February 2005 the bank rewrote the note under the same terms as the original note except the due date is December 2014. The balance of the note at March 31, 2005 is $871,268.

On November 12, 2004, the Company sold $1,250,000 of 12% Convertible Subordinated Notes in a private placement transaction. The Convertible Subordinated Notes, which are obligations of the Company’s wholly owned limited liability subsidiary, Glenarm Restaurant LLC, are collateralized by a security interest in all of Glenarm Restaurant LLC’s assets and are guaranteed by the Company. The Convertible Subordinated Notes are payable in principal installments of $35,714 per month starting March 2005, unless earlier converted and are convertible into shares of the Company’s common stock at a conversion price of $2.00 per share at the option of the holders. In connection with the placement of the Convertible Subordinated Notes the purchasers received an aggregate of 156,250 warrants for the purchase of shares of the Company’s common stock exercisable for five years at an exercise price of $3.00 per share and an aggregate of 156,250 warrants for the purchase of shares of the Company’s common stock exercisable for five years at an exercise price of $4.00 per share. The value of the warrants, $87,500, was treated as original issue discount and is being amortized to interest expense over the life of the Convertible Subordinated Notes.

After the allocation of total proceeds of $1,250,000 between the Convertible Subordinated Notes and the accompanying warrants, the Convertible Subordinated Notes were deemed to have a “beneficial conversion feature” in that their effective conversion price was less than the market price of the Company’s common stock on the date of the issuance of the Convertible Subordinated Notes. The value of that beneficial conversion feature was $812,500, which was computed based on the excess of the market value of the common stock, as of the date if the issuance of the Convertible Subordinated Notes, issuable upon the conversion of the Convertible Subordinated Notes over the proceeds received upon their issuance, net of the amount allocated to the accompanying warrants. In accordance with EITF Issue 98-5, the $812,500 attributable to the beneficial conversion feature was credited to paid in capital and was immediately charge to interest expense due to the immediate convertibility of the Convertible Subordinated Notes.

In connection with the placement of the Convertible Subordinated Notes the Company issued to the placement agent warrants for the purchase of 112,500 shares of its common stock exercisable for five years at an exercise price of $2.50, and issued to its financial advisor warrants for the purchase of 200,000 shares of its common stock exercisable for five years at an exercise price of $2.00. The value of these warrants has been recorded as a loan fee and is being amortized over two years.

In connection with the placement of the Convertible Subordinated Debentures the Company agreed to use its reasonable best efforts to prepare and file within 30 days of the final closing in the private placement a registration statement to permit resale of all of the securities sold in the private placement. This registration statement was not effective within 90 days from the final closing in the private placement. As a result, the Company will provide partial compensation, payable in cash, for such failure, to the holders of the Convertible Subordinated Notes in the amount equal to 1.5% of the purchase price of the Convertible Subordinated Notes for each month until a registration statements is filed and declared effective.

Certain purchasers of the Convertible Subordinated Notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issues in November, 2004 but having a conversion price that reflects a premium to the average closing prices for the Company’s common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. As of March 31, 2005 no additional Convertible Subordinated Notes have been issued pursuant to this right.

7. Redeemable Preferred Stock

During the three months ended March 31, 2005 the Company issued 54,000 shares of its Series A Preferred Stock at $10.00 per share, or an aggregate if $540,000, before offering costs before offering cost of $10,004. At March 31, 2005 there are an aggregate of 942,000 shares of Series A Preferred Stock outstanding.

The Series A Preferred Stock has a dividend rate of 18% per annum, payable in cash monthly to the holders of the Series A Preferred Stock on the 24th of each month. Any unpaid dividends accumulate.

The Series A Preferred Stock is redeemable (i) at the option of the holders at $10.00 per share upon ninety days written notice at any time one year after its issuance, or (ii) by VCG at $10.00 per share immediately upon written notice to the holders after one year. In addition, the Series A Preferred Stock is convertible at the option of the holders after one year into shares of common stock at a conversion price equal to the greater of $4.00 or 75% of the 30 day moving average of the market price of Company’s common stock on the date of conversion.

The Redeemable preferred stock offering costs of $184,381 are being amortized over the one year period before the call or put option. The balance of unamortized offering costs at March 31, 2005 is $138,381. The amortization of the offering costs of $46,000 for the three months ended March 31, 2005 is included in the preferred stock dividends.

8. Segment Information

The following information is presented in accordance with SFAS No 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company is engaged in owning and operating adult nightclubs and the management of adult night clubs. The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served, as all operations are in the United States. The Company measures segment profit as income from operations. The assets and liabilities are those controlled by each reportable segment. The Company eliminates all inter company revenues and expenses before the measurement of the segments.

The following table sets forth certain information about each segment’s financial information for the three months ended March 31, 2005 and 2004.

	March 31,
	2004	2005
Business segment sales
Night clubs	$3,432,726	$2,079,082
Management	749,703	719,133

	$4,182,429	$2,798,215

Business segment operating income
Night clubs	$458,407	$461,201
Management	785	10,707

	$459,192	$471,908

Business segment assets
Night clubs	$28,355,744	$22,238,466
Management	819,451	963,053

	$29,175,195	$23,201,519

Business segment liabilities
Night clubs	$15,864,322	$13,299,826
Management	691,465	824,019

	$16,555,787	$14,123,845

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources during the three month periods ended March 31, 2005 and 2004 and should be read in conjunction with the financial statements appearing elsewhere herein. In addition, except with respect to the effects of the matter discussed in Note 2 of Notes to Consolidated Financial Statements appearing elsewhere herein, this discussion should be read in conjunction with the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on April 18, 2005.

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

The following discussion contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report on Form 10-QSB that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

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

Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Quarterly Report on Form 10QSB, and set forth under “Risk Factors”, in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. More information about factors that potentially could affect the Company’s financial results is included in our filings with the SEC. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

General

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations is intended to provide readers with an understanding of the Company’s past performance, its financial condition and its prospects in the future.

We were incorporated under the laws of the State of Colorado in 1998, but did not begin operations until April 2002. We are engaged in owning and operating nightclubs which provide quality live adult entertainment and food and beverage services. Since 2002, we have purchased and operate seven adult entertainment nightclubs, and have sold one of those clubs, such that at March 31, 2005 we own six clubs. All of our clubs offer live adult entertainment and generally food and beverage service. Of the six owned nightclubs, three offer fine dining in full service restaurants and have VIP facilities and five serve alcoholic beverages.

We believe maximum profitability and sustained growth in the industry can only be obtained from owning and operating upscale adult entertainment nightclubs. Our strategy for growth is to acquire, upgrade existing and to develop/build upscale nightclubs in areas that are not market saturated and already receptive to well-managed upscale clubs

We also own International Entertainment Consultants, Inc. (“IEC”), which provides management services to our nightclubs and, on a fee basis, to non-owned nightclubs, owned directly or indirectly by Troy H. Lowrie, our Chairman of the Board and Chief Executive Officer. IEC was originally formed in 1980; at the time of acquisition in October 2003, IEC was owned by Mr. Lowrie.

In June 2002, we formed VCG Real Estate Holding Corporation, a wholly owned subsidiary, that purchased the land and buildings which house three of our nightclubs.

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

The day to day management of all nightclubs is conducted through IEC. IEC also manages the clubs owned by Mr. Lowrie or Lowrie Management LLLP, an affiliate of Mr. Lowrie. IEC provides those clubs with management and supervisory personnel to oversee operations, hires and contracts for all operating personnel, establishes club policies and procedures, compliance monitoring and purchasing, provides accounting and other administrative services and prepares financial and operating reports and income tax returns. IEC charges a management fee based on an allocation of the Company’s charges those clubs a management fee which is based on an allocation of the Company’s common expenses incurred in maintaining these functions.

We classify our operations into two reportable segments; the operations of adult nightclubs and the management of non-owned adult nightclubs. Financial information on our reportable segments is presented in Note 8 of Notes to Consolidated Financial Statements. In general we operate the management segment not with a view to generating an operating profit on the operations of that segment alone, but rather with the view that the fees generated from that segment offset expenses we incur in maintaining our regional and corporate staffs and functions and thus assist us in achieving certain economies of scale in the management of all clubs.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Position and Results of Operations – Critical Accounting Policies in our Annual report on Form 10-KSB for the year ended December 31, 2004.

Results of Operations - Three Months ended March 31, 2005 Compared to Three Months ended March 31, 2004

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,		Percentage change
	2005	2004
Revenues
Sales of alcoholic beverages	1,677,719	990,829	69.3%
Sales of food and merchandise	359,301	105,404	240.9%
Service revenue	1,056,717	730,645	44.6%
Other	1,088,692	971,337	12.1%

Total revenue	4,182,429	2,798,215	49.5%

Operating Expenses
Cost of goods sold	565,197	260,654	116.8%
Salaries and wages	1,490,222	1,092,093	36.5%
Management fee	—	5,200	*
Other general and administrative
Taxes and permits	78,820	100,044	(21.2)%
Charge card and bank fees	63,146	26,258	140.5%
Rent	225,666	74,033	204.8%
Legal and professional	172,615	43,688	295.1%
Advertising and marketing	206,900	157,918	31.0%
Other	698,282	437,105	59.8%
Depreciation & amortization	222,389	129,314	72.0%

Total operating expenses	3,723,237	2,326,307	60.0%

Income from operations	459,192	471,908	(2.7)%

Other income (expenses)
Interest expense	(334,854)	(111,497)	200.3%
Gain on marketable securities	—	56,195	*
Unrealized gain on marketable securities	—	9,384	*
Other	266	181	47.0%
Interest income	14,524	60,095	(75.8)%

Total Other Income (Expenses)	(320,064)	14,358	(2,329.2)%

Income continuing operations before income taxes	139,128	486,266	(71.4)%
Income tax expense – current	—	83,813	*
Income tax expense – deferred	—	22,153	*

Total income taxes	—	105,966	*

Minority interest	(10,049)	—	*

Income continuing operations	$129,079	$380,300	(66.1)%

*	- not meaningful

Revenues

Our revenues from our owned clubs include revenues from the sale of alcoholic beverages, food and merchandise, and service revenues, which include the fees entertainers pay us to be allowed to perform at our clubs, fees we charge for admission to our clubs, ATM fees and other ancillary revenues. Those revenues increased from $1,826,878 for the three months ended March 31, 2004 to $3,093,737 for the three months ended March 31, 2005. The increase of $1,266,859 or 69.4% resulted principally from the opening of our new clubs in Phoenix and Denver, which generated approximately $1,150,000 of revenues for the three months ended March 31, 2005. Our “same clubs” (i.e., the clubs open throughout both the three months ended March 31, 2004 and the three months ended March 31, 2005) generally experiences increased in revenues in the range of 0% to 2%.

Other revenues, which are comprised principally of the management fees that IEC charges for the management of the clubs that we do not own, increased by $117,355 or 12.1%. This increase reflected increases in the expenses we incur in maintaining the functions that we provide to these clubs, as our fees to them are based on based on an allocation of the Company’s common expenses incurred in maintaining these functions.

Cost of Goods Sold

For the three months ended March 31, 2005, cost of goods sold, which represents the costs of the alcohol, food and merchandise we sell, increased by 116.8% in comparison to the 85.8% increase in the combined revenues from the sales of alcohol and food and merchandise. The relationship of our cost of goods sold to our revenues from the sale of alcohol and food and merchandise will vary from club to club depending on various factors, including the variety of food offered, whether the club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general “upscale” clubs will have a greater variety of food offered, a boutique and higher percentage of wine and champagne sales. This will generally produce a lower overall margin on the club’s revenues. The Penthouse clubs in Phoenix and Denver and the Diamond Cabaret are upscale clubs, and their opening/acquisition had the effect of increasing our cost of goods sold as a percentage of our revenues from the sale of alcohol and food and merchandise. We expect that this trend will continue.

Salaries and Wages

Salary and wages expenses increase by 36.5% but decreased as a percentage of total revenues to 35.6% for the three months ended March 31, 2005 from 39% for the three months ended March 31, 2004. The decrease reflects the effects of the completion of the Phoenix club, which took over a year to construct and open during which period we were incurring costs for local management to oversee the construction and additional labor for the set-up of the club. Salaries and wages may increase relative to revenues during periods that we are constructing or opening new clubs, but would then be expected to decrease as a percentage of revenues as the new clubs add to revenues and increase the economies of scale of our operations.

Other General and Administrative Expenses

Rent increased $151,633 or 204.8% for the three months ended March 31, 2005 as compared to the same period in 2004. This increase was due to adding a club, Diamond Cabaret, for which we pay rent ($120,000) and an increase in the rent for the Centerfolds club.

Legal and professional expenses increased by $128,927 or 295.1% for the three months ended March 31, 2005 as compared to the same period 2004. The increase was due to due diligence costs, increased audit costs and acquisition related legal costs.

Advertising and marketing expenses increased $48,982 or a 31.0% increase for the three months ended March 31, 2005 over the same period in 2004. The increase is attributable to the advertising for the opening of the new clubs in Denver and Phoenix.

Other general and administrative expenses increased by $261,177 for the three months ended March 31, 2005 as compared to the same period 2004. Approximately $250,000 of that amount relates directly to the increase in our operations as reflected in the growth in our revenues. The balance of the increase was due to increases in corporate expenses related to financial advisory services and acquisition investigations.

Depreciation and Amortization

The depreciation and amortization increased by $93,075 or 72.0% for the three months ended March 31, 2005 as compared to the same period in 2004. This increase is due to the completion and opening of the club in Phoenix, which generated depreciation for the building, improvements and equipment of $69,458, and the acquisition of club in Denver, which increased depreciation expense by $22,285.

Interest Expense

Interest expense increased by $223,357 during the three months ended March 31, 2005 as compared to the same period in 2004. The increase is due to increase in borrowings incurred during fiscal 2004 to finance acquisitions and capital expenditures. See Note 4 of Notes to Consolidated Financial Statements.

Interest Income

Interest income decreased $45,571 for the three months ended March 31, 2005. More than a half of that decrease was related to the note receivable for Mr. Lowrie related to his acquisition of VCGD (see notes 3 and 6 of Notes to Consolidated Financial Statements). The note was retired on June 30, 2004 and interest income was reduced by $29,250 per quarter. During the first quarter of fiscal 2004 interest income was generated from the temporary investment of funds that were raised to finance the acquisition of the club in Denver and the construction of the club in Phoenix. Those funds were expended in the later parts of fiscal 2004 on those projects, reducing invested funds and interest income.

Income taxes

Income taxes related to continuing operations decreased from $105,996 for the three months ended March 31, 2004 to zero for the three months ended March 31, 2005. Our effective income tax rate on continuing operations was 21.8% for the three months ended March 31, 2004 and 0% for the three months ended March 31, 2005. The effective tax rate for 2005 is expected to be 0% because of the net operating loss.

Discontinued Operations

As discussed in Note 3 of Notes to Consolidated Financial Statements, in the fourth quarter of fiscal 2004 the Company adopted a plan to dispose of the operations and real estate related to the operations of Tennessee Restaurant Concepts, Inc. (“TRC”), which operated the Company’s club in Memphis, Tennessee. The Company had acquired TRC in 2002. The sale closed in January 2005. As a result, in the fourth quarter of fiscal 2004 the Company reclassified TRC’s assets as assets to be disposed of, its liabilities as liabilities of discontinued operation, and its results of operations as operations of a discontinued component. The accompanying consolidated statement of income for the three months ended March 31, 2004 has been adjusted to reclassify the operations of TRC as discontinued operations. Note 3 of Notes to the Consolidated Financial Statements contain information on the revenues and expenses of TRC reclassified to discontinued operations.

Net income

As a result of the factors discussed above, net income decreased to $113,251 for the three months ended March 31, 2005 as compared with $354,160 for the same period in 2004.

Net Income Applicable to Common Shareholders and Earnings Per Share

For the three months ended March 31, 2005, we paid or accrued dividends of $455,135, includes $46,000 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net loss applicable to common shareholders to ($341,888) for the three months ended March 31, 2005 as compared to net income of $354,160 for the three months ended March 31, 2004, no shares of preferred stock were outstanding. As of March 31, 2005 there are 942,000 shares of Series A Preferred Stock outstanding. Each share is entitled to an annual dividend of 18% on the basis of the $10.00 per share price at which the shares were sold. The dividend is payable in cash monthly to the holders of the Series A Preferred Stock on the 24th of each month. As a result, we will incur a cash dividend charge of $423,900 and $46,000 of amortization of preferred stock offering costs each quarter, which will reduce net income applicable to common stockholders, until such time, if any, as shares of the Series A Preferred Stock are redeemed by us (either at our option or the option of the holder) or are converted into shares of our common stock.

Liquidity and Capital Resources

The level of current assets and liabilities necessary for nightclub operations does not materially fluctuate and is very predictable, and we anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next twelve months. However, since we began our operations in April 2002, we have acquired six existing nightclub operations for a total cost of approximately $27 million. We funded these acquisitions primarily through issuances of our common and preferred stock (approximately $14 million) and assumptions of indebtedness (approximately $13 million). The acquisition or construction of additional clubs will require us to obtain additional debt or equity capital. There can be no assurance that such capital will continue to be available upon terms that are acceptable to us, if such financing is available at all. An inability to obtain such additional financing could have an adverse effect on our strategy of growth through the acquisition of clubs, the upgrade of existing clubs and the development and construction of clubs in areas that are not market saturated and already receptive to well-managed upscale clubs.

At March 31, 2005 and December 31, 2004, the Company had cash and cash equivalents of $901,000 and $629,000 and total current assets of $3,000,000 and $2,100,000, respectively. Our current liabilities exceeded our current assets by $6,000,000 and $6,600,000 at March 31, 2005 and December 31, 2004. Of the current liabilities at March 31, 2005, $4,600,000 is due to Lowrie Management, LLLP and another $2,000,000 of liabilities, are guaranteed by Mr. Lowrie. We will attempt to extend the terms of these liabilities or extinguish them through the issuance of equity securities. However, there can be no assurance that we will be able to accomplish such extensions or conversions.

As of March 31, 2005 we have no unused lines of credit or other unused borrowing facilities. On January 5, 2005, we completed the sale of TRC for $1.6 million, of which $400,000 was paid to us in cash and the remaining $1,200,000 was paid to us in notes due over the next four and half years. The buyers assumed certain liabilities aggregating $44,000 at December 31, 2004. The cash proceeds were added to working capital.

In November, 2004 we placed $1,250,000 of Convertible Subordinated Notes. The Convertible Subordinated Notes are convertible into shares of our common stock at a conversion price of $2.00 per share. None of the Convertible Subordinated Notes have yet been converted. While the conversion, if any, of the Convertible Subordinated Notes would not provide us with additional capital, such conversion would eliminate the related interest expense and improve our debt to equity ratio. In addition, the purchasers of the Convertible Subordinated Notes were issued an aggregate of 156,250 warrants exercisable for five years at an exercise price of $3.00 per share, and an aggregate of 156,250 warrants exercisable for five years at an exercise price of $4.00 per share. The exercise of any of the warrants would provide us with additional capital.

Certain purchasers of the Convertible Subordinated Notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issues in November, 2004 but having a conversion price that reflects a premium to the average closing prices for our common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. As of March 31, 2005 no additional Convertible Subordinated Notes have been issued pursuant to this right.

As of March 31, 2005 we have outstanding 942,000 shares of our Series A Preferred Stock. The Series A Preferred Stock is redeemable (i) at the option of the holders at $10.00 per share upon ninety days written notice at any time one year after its issuance, or (ii) by VCG at $10.00 per share immediately upon written notice to the holders after one year. In addition, the Series A Preferred Stock is convertible at the option of the holders into shares of common stock at a conversion price equal to the greater of $4.00 or 75% of the 30 day moving average of the market price of our common stock on the date of conversion. If the shares of Series A Preferred Stock are not converted into shares of our common stock we may be required to use capital resources to redeem them beginning in the fourth quarter of fiscal 2005 and in the first quarter of fiscal 2006. There can be no assurance that such capital will, if needed, be available upon terms that are acceptable to us, if such financing is available at all.

The net cash provided by operating activities was $456,349 for the three months ended March 31, 2005 and $959,516 for the three months ended March 31, 2004. The decrease in the cash flow provided by operations was due to the decrease in our net income for those periods and the reduction in the cash flows financed by increases in accounts payable and amounts due to related parties.

The net cash used by investing activities for the three months ended March 31, 2005 was $25,089. $422,101 was for equipment and improvements primarily at the Denver club. This was offset by $429,512 of investing cash inflows from our sale of TRC. The net investing cash outflows for the three months ended March 31, 2005 were financed from cash flows from operations. The net cash used by investing activities for the three months ended March 31, 2004 was $1,089,570, resulting from the use of $1,171,079 for equipment and leaseholds at the clubs Denver and Phoenix and $139,944 for investments, offset by $221,453 from sale of marketable securities. These net cash outflows were financed principally from cash flows from operations.

Cash used for financing activities for the three months ended March 31, 2005 was $160,040. We used $252,572 to repay debt, $36,266 to make payments on capital leases, and $409,135 to make preferred stock dividend payments. These were partially offset by $529,994 we obtained from the issuance of preferred stock, net of preferred stock offering costs. The cash obtained from financing activities for the three months ended March 31, 2004 was $2,217,680, net of $404,453 was applied to the reduction of debt. The net cash inflow from financing activities for the three months ended March 31, 2004 resulted from $2,514,633 from the issuance of new debt, and $107,500 provided by the issuance of common stock.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Item 3.	Controls and Procedures

As of March 31, 2005, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the impairment loss existed and that a deficiency relating to the Company’s accounting for its Series A Preferred Stock existed, as discussed below.

On May 18, 2005, the Company issued a press release, which was filed in a Current Report on Form 8-K, announcing that (i) its fiscal 2004 financial statements would be restated to increase the loss from the discontinued operations of Tennessee Restaurant Concepts, Inc. (“TRC”), a discontinued component of its operations which was sold in January, 2005, by $530,780, and (ii) the restatement would also increase the Company’s net loss for fiscal 2004 by $530,780 or $.06 per share. The Company also announced that it intended to review its impairment tests for the long-lived assets and goodwill of TRC performed under Statement of Financial Accounting Standards (“SFAS”) No. 144 (for long-lived assets other than goodwill) and SFAS No. 142 (for goodwill) as of June 30, 2004 and September 30, 2004 to determine whether any of the impairment recorded in the fourth quarter of fiscal 2004 should have been recorded in prior interim periods of fiscal 2004. In addition, the Company intended to review whether the assets and operations of TRC should have been reclassified as assets held for sale and operations of a discontinued component as of September 30, 2004. In this press release, the Company urged the marketplace not to rely on its previously filed financial statements for the year ended December 31, 2004 until such amended report is filed with the SEC.

On May 20, 2005 the Company issued a press release, which was filed in a Current Report on Form 8-K, announcing that as the result of such reviews, the Company has determined that:

•	for the year ended December 31, 2004 the loss from discontinued operations and net loss needed to be increased by $530,780 to $1,014,850 and $1,798,161, respectively.

•	the requirement to record discontinued operations and impairment of long-lived assets pursuant to SFAS No. 142 and SFAS No. 144 did not arise until the fourth quarter of 2005, therefore no related adjustments or reclassifications were required to the financial statements in the second and third quarters of 2004. All impairments and discontinued operation issues were attributed to the fourth quarter of 2004.

On May 24, 2005 the Company issued a press release, which was filed in a Current Report on Form 8-K, announcing that it would further restate its 2004 financial statements to remove from stockholders’ equity on its consolidated balance sheet as of December 31, 2004, and classify between liabilities and stockholders’

equity, $8,880,000 related to 880,000 shares of its Series A Preferred Stock that had been issued in the fourth quarter of fiscal 2004. This restatement was required because the Series A Preferred Stock includes a feature entitling the holders to require the Company to redeem the shares, at $10.00 per share, upon ninety days written notice at any time one year after the issuance of the shares. The Company determined that the failure to exclude such securities from stockholders’ equity resulted from an inadvertent misapplication of the provisions of SFAS No. 150 and SEC Accounting Series Release No. 268.

The errors in the 2004 financial statements discussed above were discovered in the process of the Company’s preparation of the subject Quarterly Report. The Company, under the supervision of its Audit Committee and with the assistance of independent counsel which, in turn, is assisted by an independent accounting expert, immediately commenced an inquiry into the circumstances relating to the foregoing errors to assure that there are no other financial reporting or disclosure controls and procedures items that may be of concern. While the Audit Committee’s investigation has now concluded that no other adjustments to the fiscal and interim 2004 financial statements appear necessary, it is continuing to investigate the circumstances relating to the foregoing errors in order to assess what changes, if any, are needed to the Company’s financial reporting or disclosure controls and procedures.

Preliminarily, the Company’s management and the Audit Committee have determined that education and professional development of accounting staff on certain accounting and disclosure rules relating to the impairment of long-lived assets and goodwill, and the accounting and disclosure rules related to certain specialized financial instruments, would be sufficient to prevent a reoccurrence. The Company’s management also believes that it needs to continue to upgrade the size and sophistication of its accounting and financial staff. Presently the Company’s management and the Audit Committee believe that no other changes to the Company’s disclosure controls and procedures were needed in response to the discovery of the errors described above.

Except as set forth above, no other changes in our internal control over financial reporting during the subject fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Other than as set forth below, we are not a party to any pending legal proceedings or are aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Preferred Stock

We have authorized 1,000,000 shares of the Series A Preferred Stock. We issued 942,000 shares of Series A Preferred Stock at $10.00 per share to 44 shareholders as of March 31, 2005, of which 54,000 shares were issued in the First Quarter 2005. The Series A Preferred Stock is callable after September 24, 2005. It is convertible after the call at the option of the shareholder only if the shares are trading above $5.34 per share at the time of the conversion. At any time after September 24, 2005 the shareholders with 90 days notice can put the shares back to the company at $10.00 per share . Our Board of Directors has authorized the payment of an 18% cash dividend to be paid monthly to the shareholders of record on the 24th of each month. During the first quarter we sold 54,000 shares of the Series A Preferred Stock and proceeds used for working capital.

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

Exhibit No.	Exhibit

31.1	Certification of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification Statement of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

Reports on Form 8-K

1)	Filed on January 11, 2005 – Items 1.01, 2.01, and 9.01, Current Report on Form 8-K Re: Sale of Tennessee Restaurant Concepts, Inc and related real estate.

2)	Filed on February 9, Item 1.01 and 9.01, Current Report on Form 8-K Re: New lease for VCG Restaurants Denver, Inc. for real estate to operate Centerfolds Nightclub.

3)	Filed on May 18, 2004 – Items 4.01 and 9.01, Current Report on Form 8-K Re: Restatement of Financial Statements

4)	Filed on May 20, 2004 – Items 4.02 and 9.01, Current Report on Form 8-K Re: Restatement of Financial Statements

5)	Filed on May 24, 2004 – Items 4.02 and 9.01, Current Report on Form 8-K Re: Restatement of Financial Statements

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.
(Registrant)

Date: May 24, 2005	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2005	By:	/s/ Donald W. Prosser
Donald W. Prosser, Director and
Chief Financial and Accounting Officer
(Principal Accounting Officer)