Form 10KSB/A
period 2004-12-31
VCG HOLDING CORP
filed 2005-05-27
CIK 1172852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The following is Amendment No. 1 to the Annual Report on Form 10-KSB for the period ended December 31, 2004 (the “Form 10-KSB”) of VCG Holding Corp. This Amendment No. 1 is being filed to reflect certain restatements of the Company’s consolidated financial statements for the period ended December 31, 2004 (see Note 3 of Notes to Consolidated Financial Statements) and to revise certain disclosures and presentations in other parts of the Form 10-KSB to be consistent with the restated consolidated financial statements. This Amendment amends and supplements Items 6, 7 and 8A of Part II. All other statements and provisions in the Form 10-KSB have not been updated and remain unchanged.

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

Available Information

Our principal executive offices are located at VCG Holding Corp., 390 Union Blvd., Suite 540, Lakewood, Colorado 80228; out telephone number is (303) 934-2424. We are subject to the informational requirements of the Securities Exchange

Act of 1934, as amended, which requires that we file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including VCG Holding, which file electronically with the SEC. In addition, our Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549.

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

	December 31,		Percent Change 2004 vs. 2003
	2004	2003
Total Revenue	$12,219,584	$10,154,677	20.3
Cost of goods sold	1,289,118	907,047	42.1
Salaries and wages	4,703,486	4,256,587	10.5
Advertising and marketing	636,924	362,070	75.9
Other operating expenses	3,591,704	2,632,204	36.5
Depreciation & amortization	551,927	294,058	87.7
Total operating expenses	10,773,159	8,451,966	27.5
Income from operations	1,446,425	1,702,711	(15.1)
Interest Expense	1,428,113	307,846	363.9
Interest Income	138,402	76,772	80.3
Other income	78,764	3,085	*
Loss on Options	764,957	—	*
Bad debt	617,404	—	*
Income tax provision	(400,749)	316,326	*
Minority interest expense	37,177	48,625	*
Income (loss) from continuing operations	(783,311)	1,109,771	*
Discontinued component income (loss)	(1,014,850)	39,363	*
Net (loss) Income	$(1,798,161)	$1,149,134	*

Earnings (loss) per share
Income (loss) from continuing operations	$(0.10)	$0.16	*
Income (loss) from discontinued component	$(0.12)	$—	*
Preferred stock dividend	$(0.04)	$—	*

Net (loss) Income applicable to common shareholder	$(0.26)	$0.16	*

*	Not meaningful

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

Net income (loss)

Net loss after income taxes was $(1,798,161) for the year ended December 31, 2004 as compared with $1,149,134 for the same period in 2003. The loss for the year ended December 31, 2004 has three elements that are one time or unusual transactions: (1) the Phoenix Club was a year under construction and there were approximately $400,000 in period costs during the construction with no revenue; (2) there were two locations/markets, Minnesota and Hawaii, that we attempted to enter and, having conducted due diligence, decided to withdraw, which resulted in the loss in the amount of $249,957; the total of the Hawaii loss is $1,117,404 and is broken into two parts in our financial statements: $500,000 that represents the original option (shown as part of the option loss and advances of $617,404 that we made for the construction of the club that has been reserved as a bad debt); (3) we determined that the Memphis market was not going produce the results that we expected and the board approved the sale of our Memphis, TN club that resulted in a loss on disposal of $810,572 plus the operating loss during the past year and half, net of income taxes, in the total amount of $243,641.

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

Business Segments and Results

The following table sets forth certain information about each segment’s financial information for the years ended December 31, 2004 and 2003:

	December 31,
	2004	2003
Business segment sales:
Night clubs	$9,388,580	$6,845,108
Management	2,831,004	3,309,569

	$12,219,584	$10,154,677

Business segment operating income
Night clubs	$1,433,091	$1,682,668
Management	13,334	20,043

	$1,446,425	$1,702,711

Business segment assets
Night clubs	$28,501,273	$19,028,307
Management	655,306	679,496

	$29,156,579	$19,707,803

Business segment liabilities
Night clubs	$16,206,714	$10,527,484
Management	528,573	631,556

	$16,735,287	$11,159,040

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

Liquidity and Capital Resources

The level of current assets and liabilities necessary for nightclub operations does not materially fluctuate and is very predictable. Cash provided by operations in fiscal year 2004 was $1,256,000. However, since we began our operations in April 2002, we have acquired seven existing nightclub operations for a total cost of approximately $27 million. We funded the foregoing acquisitions primarily through issuances of our common and preferred stock (approximately $14 million) and assumptions of indebtedness (approximately $13 million). At December 31, 2004, $4.5 million of the current indebtedness is owed to Lowrie Management, LLLP, a partnership controlled by our Chairman, Mr. Troy Lowrie and owned by Mr. Lowrie and related parties.

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

Capital Resources

VCG had stockholders’ equity of $7,537,767 at December 31, 2003 and $3,541,292 at December 31, 2004. The change is the result of the loss incurred during the year, proceeds from the sale of shares of common stock for, and related party acquisitions that reduce paid in capital for the excess of purchase price of the book value of the acquired clubs.

The net cash provided by (from) operations for the year ended December 31, 2004 was $1,256,169 and $(375,355) was used for the year ended December 31, 2003. The increase is due to cash flow from the new nightclubs and minimal advances for Hawaii in 2004.

The net cash used by investing activities for the year ended December 31, 2004 was $10,168,385 of which $4,518,916 was for equipment and improvements primarily in Phoenix, AZ; $1,784,008 for investments, and $473,334 for licenses, construction period interest and costs related to the Phoenix property, and was reduced by the proceeds of $301,299 from the sale of marketable securities. The net cash used by investing activities for the year ended December 31, 2003 was $8,058,416 of which $4,951,422 is for the acquisition of the Phoenix property, and the equipment and leaseholds in Denver, $186,998 for investments and net cash provided by investing for 2004 and 2003 $484,023 for licenses, construction period interest and costs related to the Phoenix property.

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

The cash provided by financing activities for the year ended December 31, 2004 was $15,700,291 of which $10,244,619 was from the issuance of new debt, there was $485,000 provided by the issuance of common stock and $4,970,672 in redeemable preferred stock. The cash provided by financing activities of $13,850,865 for the year ended December 31, 2003 of which $10,563,301 was from the issuance of new debt, and $3,132,092 provided by the issuance of common stock.

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

Note – The table above excludes any obligation that the Company may incur as the result of its obligation to redeem shares of its Series A Preferred Stock to the extent such shares are presented for redemption by the holders. See Note 13 of Notes to Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As discussed in Note 3, the consolidated financial statements as of and for the year ended December 31, 2004 have been restated from those previously issued to correct the amount of the loss from the discontinued operation and change the presentation of the Company’s outstanding preferred stock.

Denver, Colorado April 1, 2005, except for Note 3, as to which the date is May 24, 2005	Causey Demgen & Moore Inc.

VCG Holding Corp.

Consolidated Balance Sheets

	2004 (restated - see Note 3)	2003
Assets
Current Assets
Cash & cash equivalents	$629,609	$418,662
Other receivables	448,594	1,270,549
Inventories	372,020	86,902
Prepaid expenses	327,016	218,008
Income taxes receivable	367,559	—

Total Current Assets	2,144,798	1,994,121

Property, Plant and Equipment
Property, plant and equipment	14,884,612	12,021,699
Less accumulated depreciation	674,373	874,093

Net property, plant and equipment	14,210,239	11,147,606

Other Assets
Deposits	69,373	49,156
License Costs	230,015	181,110
Loan Fees, net	547,481	240,000
Goodwill	10,107,414	5,519,717
Plans and drawings	75,628	139,943
Construction period interest and taxes	—	238,401
Deferred offering costs	174,377	10,751
Assets to be disposed of	1,597,254	—
Investments	—	186,998

Total Other Assets	12,801,542	6,566,076

Total Assets	$29,156,579	$19,707,803

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$338,049	$116,993
Accrued expenses	820,223	782,890
Income taxes payable	—	79,012
Due to related parties	200,000	100,000
Current portion of capitalized lease	154,355	112,140
Current portion of long-term debt	7,263,939	3,219,849

Total current liabilities	8,776,566	4,410,884

Long-term Debt
Deferred income taxes	—	86,346
Liabilities to be disposed of	778,827	—
Capitalized lease	1,140,364	1,184,403
Long-term debt	5,942,482	5,477,406

Total long-term debt	7,861,673	6,748,155

Minority Interest Liability	97,048	1,010,997

Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized; 888,000 (2004) and none (2003) shares issued and outstanding	8,880,000	—

Stockholder’s Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 8,376,559 (2004) and 7,976,559 (2003) shares issued and outstanding	838	798
Paid-in capital	4,947,143	6,474,570
Retained earnings	(1,406,689)	1,062,399

Total stockholders’ equity	3,541,292	7,537,767

Total Liabilities and Stockholders’ Equity	$29,156,579	$19,707,803

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

For the years ended,

	December 31,
	2004 (restated – see Note 3)	2003
Revenues
Sales of alcoholic beverages	$4,386,146	$3,580,711
Sales of food and merchandise	648,636	250,575
Service revenue	3,240,003	2,050,783
Management fees and other income	3,944,799	4,272,608

Total revenue	12,219,584	10,154,677

Operating Expenses
Cost of goods sold	1,289,118	907,047
Salaries and wages	4,703,486	4,256,587
Management fee	12,200	35,216
Other general and administrative
Taxes and permits	398,617	437,051
Charge card and bank fees	122,975	100,574
Rent	405,356	272,960
Legal and professional	468,098	230,808
Advertising and marketing	636,924	362,070
Other	2,184,458	1,555,595
Depreciation & amortization	551,927	294,058

Total operating expenses	10,773,159	8,451,966

Income from operations	1,446,425	1,702,711

Other income (expenses)
Interest expense	(1,428,113)	(307,846)
Interest income	138,402	76,772
Gain on sale of assets	11,379	—
Gain on sale of marketable securities	67,385	3,085
Loss on options	(764,957)	—
Bad debt on uncollectible note receivable	(617,404)	—

Total Other Income (Expenses)	(2,593,308)	(227,989)

Income (loss) from continuing operations before income taxes	(1,146,883)	1,474,722

Income tax expense (benefit) – current	(314,402)	229,979
Income tax expense (benefit) – deferred	(86,347)	86,347

Total income taxes	(400,749)	316,326

Minority interest expense	(37,177)	(48,625)

Income (loss) from continuing operations	(783,311)	1,109,771

Income (loss) from discontinued operations
Income (loss) from operations of discontinued component, including loss on disposal of $810,572 (2004)	(1,075,184)	59,641
Income taxes on discontinues component	60,334	(20,278)

Income (loss) from discontinued operations	(1,014,850)	39,363

Net income (loss)	(1,798,161)	1,149,134
Preferred stock dividends	(323,460)	—

Net income (loss) applicable to common shareholders	$(2,121,621)	$1,149,134

Earnings (loss) per share
Basic and diluted income (loss) per common share
Income (loss) from continuing operations	$(0.10)	$0.15
Income (loss) from discontinued operations	$(0.12)	$0.01
Preferred stock dividends	$(0.04)	$—

Net income (loss) applicable to common shareholders	$(0.26)	$0.16

Weighted average shares outstanding	8,121,107	7,070,760

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statement of Stockholders’ Equity

For the years ended December 31, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholder’s Equity
	Shares	Amount
Balances, December 31, 2002	6,240,000	$624	$4,501,012	$469,057	$4,970,693
Issuance of common stock in connection with the receipt of lines of credit	70,833	7	212,493	—	212,500
Issuance of common stock in connection with the payment for legal services	45,957	4	79,366	—	79,370
Issuance of common stock in connection with the payment for services	115,000	12	202,488	—	202,500
Issuance of common stock in connection with the conversion of debt	1,400,000	140	1,399,860	—	1,400,000
Deferred offering costs	—	—	(149,945)	—	(149,945)
Sale of common stock for cash	100,000	10	214,990	—	215,000
Issuance of stock to acquire IEC, Inc.	4,769	1	14,306	(14,307)	—
IEC distributions	—	—	—	(69,390)	(69,390)
Prior income of VCG Restaurant Denver, Inc. (June 1, 2003 to Dec 31, 2003)	—	—	—	(8,880)	(8,880)
Prior income of Glendale Restaurant Concepts, LP (Jan. 1, 2003 to Dec 31, 2003)	—	—	—	(463,215)	(463,215)
Income for year ended, December 31, 2003	—	—	—	1,149,134	1,149,134

Balances, December 31, 2003	7,976,559	$798	$6,474,570	$1,062,399	$7,537,767
Sale of common stock for cash	50,000	5	107,495	—	107,500
Excess purchase price over book value, VCG Restaurant Denver, Inc.	—	—	(146,383)	—	(146,383)
Shares issued for General Partnership interest of Glendale Restaurant Concepts LP	200,000	20	599,980	—	600,000
Excess purchase price over book value, Glendale Restaurant Concepts LP	—	—	(3,366,004)	—	(3,366,004)
Prior income of VCG Restaurant Denver, Inc. (Jan. 1, 2004 to June 30, 2004)	—	—	—	(53,300)	(53,300)
Prior income of Glendale Restaurant Concepts, LP (Jan. 1, 2004 to June 30, 2004)	—	—	—	(294,167)	(294,167)
Issuance of common stock in connection with the receipt of lines of credit	60,000	6	149,994	—	150,000
Issuance of common stock in connection with the payment for services	40,000	4	119,996	—	120,000
Sale of common stock for cash	50,000	5	107,495	—	107,500
Beneficial conversion feature on debt	—	—	900,000	—	900,000
Preferred stock dividend	—	—	—	(323,460)	(323,460)
(Loss) for year ended, December 31, 2004	—	—	—	(1,798,161)	(1,798,161)

Balances, December 31, 2004	8,376,559	$838	$4,947,143	$(1,406,689)	$3,541,292

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the years ended,

	December 31,
	2004 (Restated – see Note 3)	2003
Net income (loss)	$(1,798,161)	$1,149,134
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on discontinued component	810,572
Depreciation and amortization	593,073	385,157
Beneficial conversion feature on debt	819,792	—
(Increase) decrease in other receivables	1,149,880	(2,144,829)
(Increase) in inventory	(291,048)	(6,010)
(Increase) in prepaid expenses	(108,009)	(97,391)
(Gain) on unrealized marketable securities	—	(3,085)
(Gain) on sale of marketable securities	(67,385)	—
(Gain) on sale of assets	(11,379)	10,700
Increase (decrease) in trade accounts payable	483,035	(32,232)
Increase (decrease) in income taxes payable	(78,498)	(51,081)
Increase (decrease) in deferred income taxes payable	(86,346)	86,346
Increase (decrease) in accrued expenses	(159,357)	327,936

Net cash provided by operating activities	1,256,169	(375,355)

Investing Activities
Investments	(1,784,008)	(186,998)
Purchase of fixed assets	(4,518,916)	(4,951,422)
Issuance of note receivable	1,300,000	(1,300,000)
Purchase of goodwill and non compete agreement	(4,994,177)	(1,100,000)
Deposits	58	(35,973)
Investment in plans and drawings	—	(84,512)
Investment in licenses	(48,905)	(181,110)
Construction period interest and taxes	(424,429)	(218,401)
Proceeds from sale of assets	301,992	—

Net cash used by investing activities	(10,168,385)	(8,058,416)

Financing Activities
Deferred offering costs	—	103,465
Cost of loan fee	(160,500)	—
Payment on capitalized lease	(146,574)	(94,773)
Proceeds from mortgage and notes payable	10,244,619	10,563,301
Payments on mortgage and notes payable	(5,946,594)	(3,489,059)
Distribution	—	(447,298)
Related party payments	—	(1,400,000)
Acquisition cash	—	52,007
Dividends paid on preferred stock	(323,460)	—
Proceeds from preferred stock	4,970,672	—
Proceeds from capital contributions	485,000	3,132,092

Net cash provided by financing activities	9,123,163	8,419,735

Net increase (decrease) in cash	210,947	(14,036)
Cash beginning of year	418,662	432,698

Cash end of year	$629,609	$418,662

Taxes paid in cash	$90,000	$176,886
Interest paid in cash	$914,726	$528,818

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

During 2004, the Company converted $3,750,000 of notes payable to preferred stock

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

On June 30, 2004, the Company acquired all of the outstanding capital stock of VCG Restaurant Denver, Inc., a Colorado corporation (“VCGD”), which was valued at $1,300,000 in exchange for payment of a promissory note owned to VCG the Chairman (notes 4 & 10). VCG was owned 100% by an affiliate of the Company and therefore is treated as being under common control with the Company.

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

Net Income Per Common Share

Net Income per share is computed by dividing net income by the weighted average number of shares outstanding during the years, after giving retroactive effect to the reorganization transaction, the reverse split of shares and the combination and acquisitions as explained in notes 1 & 4.

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

Stock Options

Effective May 1, 2002, the Company adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

3)	Restatement of December 31, 2004 Consolidated Financial Statements

The consolidated financial statements as of and for the year ended December 31, 2004 as presented herein have been restated from those previously presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 to correct an error in the computation of the impairment charge recorded in the fourth quarter of fiscal 2004 in connection with the discontinuation of the operations and sale of Tennessee Restaurant Concepts, Inc. (“TRC”). The Company determined that the impairment charge, and resulting loss from discontinued operations and net loss for the fourth quarter of fiscal 2004 and the year ended December 31, 2004 had been understated by $530,780 due to the Company’s inadvertent failure to include in the computation of the loss the amount of goodwill attributable to TRC. (See Note 7).

The consolidated balance sheet and consolidated statement of stockholders’ equity as of and for the year ended December 31, 2004, as presented herein has also been restated from those previously presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 to correct an error in the classification of the Company Series A Preferred Stock. The restatement removed from stockholders’ equity as of December 31, 2004 and classified between liabilities and stockholders’ equity, $8,880,000 related to 880,000 shares of its Series A Preferred Stock that has been issued in the fourth quarter of fiscal 2004. The Series A Preferred Stock must be excluded from stockholders’ equity because it includes a feature entitling its holders to require the Company to redeem the shares, at $10 per share, upon 90 days written notice at any time one year after the issuance of the shares (see Note 13). The Company determined that the failure to exclude such securities from stockholders’ equity resulted from an inadvertent misapplication of the provision of SFAS No. 150 and SEC Accounting Series Release No. 268. In connection with this change the Company also reclassified the offering costs incurred in the issuance of the Series A Preferred Stock, which had previously been treated as a reduction of the carrying amount of the preferred stock, to other assets. See Note 13.

The following sets forth summarized consolidated balance sheet information on the effects of the restatements:

	as of December 31, 2004
	as previously reported	as restated
Current assets	$2,144,798	$2,144,798
Property, plant and equipment, net	14,210,239	14,210,239
Other assets	13,157,945	12,801,542

	$29,512,982	$29,156,579

Current liabilities	$8,776,566	$8,776,566
Long-term debt	7,861,673	7,861,673
Minority interest	97,048	97,048
Preferred Stock	—	8,880,000
Stockholders’ equity	12,777,695	3,541,292

	$29,512,982	$29,156,579

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

3)	Restatement of December 31, 2004 Consolidated Financial Statements (Continued)

The following sets forth summarized consolidated income statement information on the effects of the restatements:

	Year ended December 31, 2004
	as previously reported	as restated
Revenues	$12,219,584	$12,219,584
Operating expenses	10,773,159	10,773,159
Income from operations	1,446,425	1,446,425
Other income (expense)	(2,593,308)	(2,593,308)
Income taxes (benefit)	(400,749)	(400,749)
Minority interest	(37,177)	(37,177)

Income(loss) from continuing operations	(783,311)	(783,311)
Income (loss) from discontinued operations	(484,070)	(1,014,850)

Net income (loss)	(1,267,381)	(1,798,161)
Preferred stock dividend	(323,460)	(323,460)

Net income (loss) applicable to common shareholders	$(1,590,841)	$(2,121,621)

Earnings (loss) per share
Basic and diluted income (loss) per common share
Income (loss) from continuing operations	$(0.10)	$(0.10)
Income (loss) from discontinued operations	(0.06)	(0.12)
Preferred stock dividends	(0.04)	(0.04)

Net income (loss) applicable to common shareholders	$(0.20)	$(0.26)

Weighted average shares outstanding	8,121,107	8,121,107

4)	Acquisitions

On May 1 2003, a building, land and adult entertainment license in Phoenix, Arizona, where VCG intends to locate additional club, was purchased for $3,800,000 was paid in $1,400,000 cash and a $2,400,000 mortgage on the property. The cash portion of the purchase price was paid from: (a) VCG’s cash flow; (b) drawing down the available $80,000 credit on the long-term credit facility; and (c) drawing down a $1,200,000 short-term credit facility. The Company capitalized $662,830 of construction period interest and d taxes in the building. (Note 10)

On May 1 2003, the Company acquired all of the membership interest in Epicurean Enterprises, LLC. to obtain the liquor and entertainment license for the location in Phoenix, AZ and paid $100,000 for goodwill. There was no book value of Epicurean upon acquisition and the entire purchase price was assigned to goodwill. The Company capitalized $118,860 of construction period interest and d taxes in leasehold improvement.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

4)	Acquisitions (Continued)

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

On June 30, 2004 VCG purchased all of the outstanding common stock of VCG Restaurant Denver, Inc. (“VCGD”) in consideration for the payment of a $1,300,000 promissory note from Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of the Company (note 8). The purchase price and adjustments to the historical book values of VCGD are as follows:

Book value of cash and other current assets	$45,129
Book value of inventory acquired	3,817
Book value of property and equipment	519,634
Book value of other assets	43,000
Less, liabilities assumed	(431,213)
Excess cost over fair values assigned to goodwill	1,000,000

Book value	$1,180,367
Excess paid charged to paid-in capital	146,383

Purchase price	$1,326,750

The amount of tax deductible goodwill is $1,000,000 amortized over fifteen years.

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

On October 8, 2004, the Company acquired assets of CCCG, Inc. a Colorado corporation. The acquisition of CCCG, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Glenarm Restaurant LLC. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was $6,122,550.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

4)	Acquisitions (Continued)

All of the assets acquired were purchased by a wholly owned subsidiary of the Company, GRL and operates Diamond Cabaret Denver, Colorado. The purchase price was allocated as follows:

Fair value of other current assets	$31,992
Fair value of inventory acquired	309,550
Fair values of property and equipment	776,831
Fair values of other assets	10,000
Excess cost over fair values assigned to goodwill	4,994,177

Purchase price	$6,122,550

The total amount of goodwill amortizable for tax purposes over fifteen years is $4,994,177.

5)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2004	2003
Land	$556,225	$831,225
Buildings	7,608,793	8,398,972
Leasehold Improvements	3,962,908	1,145,982
Equipment	1,968,585	1,031,044
Signs	124,613	35,053
Furniture and fixtures	663,488	579,423

	$14,884,612	$12,021,699

Depreciation and amortization expense was $551,927 and $294,058 for the years ended December 31, 2004 and 2003, respectively.

6)	Incorporation and Change in Tax Status

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

7)	Discontinued Operations

In December 2004 VCG sold the assets of TRC and the related land, building and improvements held by VCGRE. The transaction did not close until January 5, 2005. The board had elected to sell or close the Memphis, Tennessee facility. Included in the loss from discontinued component of the accompanying statement of income is a impairment loss of $810,572 on certain assets of the component, which were written down to fair value prior to the sale. The following are the components of the assets adjusted:

Net investment of TRC	$703,672
Book value of building	1,534,635
Book value of land	275,000
Less accumulated depreciation	(102,735)

Net book value	2,410,572
Sales Price	(1,600,000)

Amount of impairment	$810,572

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

7)	Discontinued Operations(continued)

The terms of the sale are $400,000 cash and three notes to VCG from an unrelated third party for a total of $1,200,000 payable; $100,000 including 7 percent interest at $665 monthly due January 2010; $600,000 including 7 percent interest at $6,967 monthly due August 2005; and $500,000 including 7 percent interest at $3,326 monthly due February 2011.

At December 31, 2003 the Company operated TRC and its related real estate. As part of the discontinued operation the results of the component have been reclassified as from the continuing operations. The reclassification reduces sales for December 31, 2003 by $1,173,024 and related expenses by $1,113,383 and result in an increase in income from continuing operations of $39,363.

Major Classes of Assets and Liabilities of the Disposed Component:

Assets and liabilities to be disposed of comprise the following at December 31, 2004:

Cash	$29,514
Inventory	4,936
Other current assets	4,240
Property and equipment, net	1,141,412
Other	417,152

$1,597,254

Short-term debt	$110,502
Long-term debt	668,325

$778,827

8)	Lease Commitments

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

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

8)	Lease Commitments (continued)

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

Future minimum lease payments under capital leases at December 31, as follows:

Years Ending December 31:	Operating Leases		Capital Lease Obligation
2005	$798,000		$243,971
2006	804,000		243,971
2007	804,000		972,120
2008	804,000		12,120
2009	1,183,375		12,120
Thereafter	16,988,185

	21,381,560		1,484,302
Less: amount representing interest	—		189,583

Present value of future minimum lease payment	$21,381,560	(a)	1,294,719

Less: current maturities			154,355

Long-term capital lease obligation			$1,140,364

(a)	Includes a related party commitments of $4,612,500.

9)	Long-term debt

Long-term debt consists of the following:

	2004	2003
6% mortgage loan from a bank, secured by real estate in Indianapolis, Indiana. Payable at $16,053 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the near eighth of a percent. Guaranteed by the chairman of the Company	$1,283,323	$1,395,289
6% mortgage loan from a bank, secured by real estate in Memphis, Tennessee. Payable at $9,186 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the near eighth of a percent. Guaranteed by the chairman of the Company	734,346	798,416
8% mortgage loan from a Company, secured by real estate in Phoenix, Arizona. Payable at $22,949 per month including interest, due June, 2018. After the fifth year the interest rate is adjustable to 4 percent over the ten year treasury rate or twelve percent which ever is less.	2,251,852	2,343,092

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

9)	Long-term debt (Continued)

6.5% line of credit from a Company, secured by real estate in Phoenix, Arizona. Payable at $6,500 per month interest only, due March, 2005 extended to July 2005. The line is $1,200,000. Guaranteed by the chairman of the Company	1,200,000	1,200,000

6.5% line of credit from a Individual, secured by the advance to Entertainment International, Inc. Payable interest only monthly, due May, 2004. The line is $700,000. Converted to Preferred Stock. Guaranteed by the chairman of the Company	—	500,000

6.5% line of credit from a Company, secured by the general assets of the Company, payable at $1,219 per month interest only, due June, 2004. The line is $225,000. Paid in full 2004 Guaranteed by the chairman of the Company	—	225,000

5.0% line of credit from a Bank, secured by the general assets of the Company, payable monthly interest only, due March, 2006. Interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate. The line is $850,000. Guaranteed by the chairman of the Company	849,866	670,381

6.5% loan a bank, secured by general assets of Centerfolds, payable at $10,732 per month including interest, due December 2013. Guaranteed by the chairman of the Company	890,058	945,487

6.846% loan a bank, secured by general assets of Glenarm Restaurant, payable at $15,018 per month including interest, due October 2011. Guaranteed by the chairman of the Company	981,322	—

6% Note to a partnership controlled by the Chairman, payable upon demand including interest.	—	140,920

12% Convertible Notes to various investors secured by general assets of Glenarm Restaurants Due in November 2006, interest payable monthly (see details note 10)	1,250,000	—

7.5% Note to a partnership controlled by the Chairman, secured by general assets of Glendale Restaurants payable $25,000 monthly including interest note is due January 2006	4,000,000	—

8.25% Note to a partnership controlled by the Chairman, payable due July 2005 including interest.	500,000	—

7.5% Note to a partnership controlled by the Chairman, payable upon demand including interest.	—	461,157

Total	$13,940,767	$8,697,255
Less: Discontinued component debt (note 7)	734,346	—
Current portion long-term debt	7,263,939	3,219,849

Long-term debt	$5,942,482	$5,477,406

The following are the maturities of the long-term:

2005	$7,263,939
2006	1,328,008
2007	466,867
2008	2,304,388
2009	1,122,330
Thereafter	720,892

$13,206,421

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

10)	Convertible Notes Payable

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

11)	Income Taxes

A reconciliation of the Company’s effective income tax rate and the United States statutory rate is as follows:

	2004	2003
United States statutory rate	34.00%	34.00%
State income taxes, net of Federal income tax benefit	2.55	2.55
Illinois replacement tax	—	—
Reduction by valuation allowance (used NOL)	(36.55)	—
Tax credits	—	(1.11)
Book to tax differences	—	(2.23)

	-0-%	33.21%

The provisions for income taxes from continuing operations consist of the following components:

	2004	2003
Current tax expense	$(374,736)	$261,555
Deferred tax expense	(86,347)	68,347
Other credits	—	(11,298)

	$(461,083)	$336,604

At December 31, 2004, the Company had a net operating tax loss carry forward of approximately $1,900,800 which expire in 2024. Additionally, the Company had carried back $991,741 to Federal and State income generating $374,736 in income tax refunds and unused tax credits of $26,500.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

11)	Income Taxes(continued)

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

12)	Due to/from Related Parties

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

Purchase of Glendale Restaurant Concepts LP

On July 21, 2004 the Company acquired a 90.5 percent interest in Glendale Restaurant Concepts, LP which included the one percent general partnership interest (Note 4). The price for the acquisition was $4,600,000. The limited partnership interest of 89.5 percent purchased from Lowrie Management LLLP for $4,000,000 on a promissory note $2,000,000 due in 2005 and $2,000,000 due in 2006 and interest payable monthly. The general partnership interest (1%) was purchased for $600,000 in the form of 200,000 shares of restricted Common stock of VCG from Troy H. Lowrie. The value was determined by an independent valuation was $3,366,004 above 90.5 percent of the book value of Glendale Restaurant Concept, LP at the date of acquisition and resulted in a charge to paid in capital of $3,366,004.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

13)	Redeemable Preferred Stock

During the year ended December 31, 2005 the Company issued 880,000 shares of its Series A Preferred Stock at $10.00 per share, or an aggregate if $8,880,000, before offering costs before offering cost of $174,377.

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

The Company incurred aggregate offering costs of $174,377 in the issuance of the 880,000 shares of Series S preferred Stock. Those costs are being amortized as an addition to the preferred stock dividend over the one year period to the earliest date that the Series A Preferred Stock can be redeemed.

14)	Stockholders’ Equity

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

Preferred Stock

The Board of Directors, without further action by the shareholders, is authorized to issue up to 1,000,000 shares of preferred stock in one or more series. The board may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. Because of its broad discretion with respect to the creation and issuance of preferred stock without shareholder approval, the Board could adversely affect the voting power of the holders of our common stock and, by issuing shares of preferred stock with certain voting, conversion and/or redemption rights, could delay, defer or prevent an attempt to obtain control of the Company. The board has authorized sale of 1,000,000 shares of Class A Preferred. During the year ended December 31, 2004 the Company issued 880,000 shares of Series A Preferred Stock which are classified as redeemable preferred stock (see Note 13).

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

14)	Stockholders’ Equity (continued)

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

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

15)	Advances to Entertainment International, Inc.

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

16)	Investment in marketable securities

At December 31, 2003 VCG had investments in marketable securities of common stock with a carry value of $183,913 and a fair market value of $186,998 and at December 31, 2004 had no marketable securities.

17)	Option losses

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

18)	Segment Accounting

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

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2004 and 2003

18)	Segment Accounting (Continued)

The following table sets forth certain information about each segment’s financial information for the years ended December 31, 2004 and 2003:

	December 31,
	2004	2003
Business segment sales:
Night clubs	$9,388,580	$6,845,108
Management	2,831,004	3,309,569

	$12,219,584	$10,154,677

Business segment operating income
Night clubs	$1,433,091	$1,682,668
Management	13,334	20,043

	$1,446,425	$1,702,711

Business segment assets
Night clubs	$28,501,273	$19,028,307
Management	655,306	679,496

	$29,156,579	$19,707,803

Business segment liabilities
Night clubs	$16,206,714	$10,527,484
Management	528,573	631,556

	$16,735,287	$11,159,040

19)	Stock Warrants

The following is a summary of stock warrant activity:

	Exercise Price	Number of Shares
Warrants issued in 2004	$3.00	156,250
Warrants issued in 2004	$4.00	156,250
Warrants issued in 2004	$2.00	200,000
Warrants issued in 2004	$2.50	112,500

Exercisable at December 31, 2004		625,000

(Weighted average remaining life 4.9 years) (weighted average exercise price $2.84)

20)	Subsequent Event

The Company sold all of its assets in Memphis Tennessee on January 5, 2005 for $1,600,000. (see note 7). The Company received cash of $400,000 and three promissory notes that secured by the real estate and personally guaranteed by the purchaser (unaffiliated third party).

VCG Holding Corp.

Pro Forma Statements of Income

For the year ended December 31, 2004

21)	Pro Forma Financial Information

	As Reported	CCCG, Inc.	Combined		Pro Forma Adjustments	Pro Forma
Revenues
Sales of Alcoholic beverages	$4,386,146	$2,068,732	$6,454,878			$6,454,878
Sales of food and merchandise	648,636	504,319	1,152,955			1,152,955
Service revenue	3,240,003	735,122	3,975,125			3,975,125
Management fees and other income	3,944,799	377,047	4,321,846			4,321,846

Total Revenue	12,219,584	3,685,220	15,904,804			15,904,804

Operating Expenses
Cost of goods sold	1,289,118	812,893	2,102,011			2,102,011
Salaries and wages	4,703,486	1,081,258	5,784,744			5,784,744
Management fee	12,200	217,145	229,345	a	(217,145)	12,200
Other general and administrative Taxes and permits	398,617	206,822	605,439			605,439
Charge card and bank fees	122,975	95,521	218,496			218,496
Rent	405,356	165,500	570,856			570,856
Legal and professional	468,098	143,980	612,078			612,078
Advertising and marketing	636,924	162,578	799,502			799,502
Other	2,184,458	756,148	2,940,606			2,940,606
Depreciation & amortization	551,927	90,237	642,164			642,164

Total Operating Expenses	10,773,159	3,732,082	14,505,241			14,288,096

Income (loss) from operations	1,446,425	(46,862)	1,399,563			1,616,708

Other income (expenses)
Interest expense	(1,428,113)	(7,688)	(1,435,801)			(1,435,801)
Interest income	138,402	—	138,402			138,402
Gain on sale of assets	11,379		11,379			11,379
Gain on sale of marketable securities	67,385	—	67,385			67,385
Loss on options	(764,957)	—	(764,957)			(764,957)
Bad debt on uncollectable note receivable	(617,404)	(18,928)	(636,332	)b	18,928	(617,404)

Total Other Income (Expenses)	(2,593,308)	(26,616)	(2,619,924)			(2,600,996)

Income (loss) from continuing operations before income taxes	(1,146,883)	(73,478)	(1,220,361)			(984,288)

Income tax expense - current	(314,402)	—	(314,402)			(314,402)
Income tax expense - deferred	(86,347)	—	(86,347)			(86,347)

Total income taxes	(400,749)	—	(400,749)			(400,749)

Minority interest	(37,177)	—	(37,177)			(37,177)

Income (loss) from continuing operations	(783,311)	(73,478)	(856,789)			(620,716)
Discontinued operations
Loss from operations of discontinued, including loss on disposal of $810,572	(1,075,184)	—	(1,075,184)			(1,075,184)
Income tax	60,334	—	60,334			60,334

Loss from discontinued operations	(1,014,850)	—	(1,014,850)			(1,014,850)

Net income (loss)	(1,798,161)	(73,478)	(1,871,639)			(1,635,566)

Preferred stock dividends	(323,460)	—	(323,460)			(323,460)

Net income (loss) applicable to common shareholders	$(2,121,621)	$(73,478)	$(2,195,099)			$(1,959,026)

Basic income per common share	$(0.26)	$(0.01)	$(0.27)			$(0.24)
Weighted average shares outstanding	8,121,107	8,121,107	8,121,107			8,121,107

VCG Holding Corp.

Pro Forma Statements of Income

For the year ended December 31, 2003

	As Reported	CCCG, Inc.	Combined		Pro Forma Adjustments	Pro Forma
Revenues
Sales of Alcoholic beverages	$3,580,711	$3,285,504	$6,866,215			$6,866,215
Sales of food and merchandise	250,575	721,849	972,424			972,424
Service revenue	2,050,783	1,099,802	3,150,585			3,150,585
Management fees and other income	4,272,608	543,131	4,815,739			4,815,739

Total Revenue	10,154,677	5,650,286	15,804,963			15,804,963

Operating Expenses
Cost of goods sold	907,047	1,227,124	2,134,171			2,134,171
Salaries and wages	4,256,587	1,828,259	6,084,846			6,084,846
Management fee	35,216	296,398	331,614	a	(296,398)	35,216
Other general and administrative
Taxes and permits	437,051	293,959	731,010			731,010
Charge card and bank fees	100,574	157,568	258,142			258,142
Rent	272,960	210,000	482,960			482,960
Legal and professional	230,808	138,503	369,311			369,311
Advertising and marketing	362,070	241,367	603,437			603,437
Other	1,555,595	1,083,683	2,639,278			2,639,278
Royalties
Depreciation & amortization	294,058	163,988	458,046			458,046

Total Operating Expenses	8,451,966	5,640,849	14,092,815			13,796,417

Income from operations	1,702,711	(9,437)	1,712,148			2,008,546

Other income (expenses)
Interest expense	(307,846)	(8,771)	(316,617)			(316,617)
Interest income	76,772	—	76,772			76,772
Bad debt	—	(161,022)	(161,022	)b	161,022	—
Gain on sale of marketable securities	3,085	—	3,085			3,085

Total Other Income (Expenses)	(227,989)	(169,793)	(397,782)			(236,760)

Income (loss) from continuing operations before income taxes	1,474,722	(160,356)	1,314,366			1,771,786

Income tax expense - current	229,979	—	229,979			229,979
Income tax expense - deferred	86,347	—	86,347			86,347

Total income taxes	316,326	—	316,326			316,326

Minority interest	(48,625)	—	(48,625)			(48,625)

Income (loss) from continuing operations	1,109,771	—	949,415			1,406,835

Discontinued operations
Income from operations of discontinued, including loss on the disposal of $0	59,641	—	59,641			59,641
Income tax	(20,278)	—	(20,278)			(20,278)

Income from discontinued operations	39,363	—	39,363			39,363

Net income (loss)	$1,149,134	$(160,356)	$988,778			$1,446,198

Basis income (loss) per common share	$0.16	$(0.02)	$0.14			$0.20
Weighted average shares outstanding	7,070,760	7,070,760	7,070,760			7,070,760

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers originally concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

However, as discussed in Note 3 of Notes to Consolidated Financial Statements, the consolidated financial statements as of and for the year ended December 31, 2004 as presented herein have been restated from those previously presented in our Annual Report on Form 10-K for the year ended December 31, 2004 to correct the amount of the loss from the discontinued operation and change the presentation of the Company’s outstanding preferred stock.

The need to restate the consolidated financial statements for the year ended December 31, 2004 was discovered by the Company in connection with its preparation of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005. In connection with the filing of that Quarterly Report on Form 10-QSB the Company carried out, under the supervision of and with the participation of the Company’s management, including the Company’s Certifying Officers, an evaluation of the effectiveness of its disclosure controls and procedures as those controls existed as of March 31, 2005 (i.e. the end of the period covered by the subject quarterly report). Based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder. The Certifying Officers’ conclusion that the Company’s disclosure controls and procedures were not effective was based upon a determination that a deficiency relating to measuring and recording the impairment loss existed and that a deficiency relating to the Company’s accounting for its Series A Preferred Stock existed, as discussed below.

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

•

the requirement to record discontinued operations and impairment of long-lived assets pursuant to SFAS No. 142 and SFAS No. 144 did not arise until the fourth quarter of 2004, therefore no related adjustments or reclassifications were required to the financial statements in the second and third quarters of 2004. All impairments and discontinued operation issues were attributed to the fourth quarter of 2004.

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

The errors in the 2004 financial statements discussed above were discovered in the process of the Company’s preparation of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005. The Company, under the supervision of its Audit Committee and with the assistance of independent counsel which, in turn, is assisted by an independent accounting expert, immediately commenced an inquiry into the circumstances relating to the foregoing errors to assure that there are no other financial reporting or disclosure controls and procedures items that may be of concern. While the Audit Committee’s investigation has now concluded that no other adjustments to the fiscal and interim 2004 financial statements appear necessary, it is continuing to investigate the circumstances relating to the foregoing errors in order to assess what changes, if any, are needed to the Company’s financial reporting or disclosure controls and procedures.

As a result of the matters discussed above, in connection with the filing of this Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted new evaluations of our disclosure controls and procedures, as defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2004, the end of the period covered by this Amended Annual Report on Form 10-KSB/A. Based on this evaluation, the Certifying Officers concluded that our disclosure controls and procedures not were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder for the reasons set forth above.

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

No other changes in our internal control over financial reporting during the subject fiscal period that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Compensation Table

		Annual Compensation					Long Term Compensation
Name and Principal Position	Year (1)	Salary($)		Bonus($) (2)		Other Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs(#)(3)	LTIP Payouts	All Other Compensation ($)
Troy H. Lowrie, CEO (4)	2004 2003 2002		$-0- -0- 142,500		-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Micheal L. Ocello, President (5)	2004 2003 2002	$ $ $	165,600 138,400 132,300	$ $ $	1,500 1,200 1,200	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Donald W. Prosser, CFO and Treasurer (6)	2004 2003 2002	$ $ $	111,250 100,000 37,500	$ $ $	800 700 700	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Mary Bowles-Cook, Secretary	2004 2003 2002	$ $ $	59,106 56,387 14,773	$ $ $	1,250 1,250 1,200	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)	The Company commenced operations in April 2002 and therefore did not pay a full year compensation to any Named Executive Officers during the year ended December 31, 2002.

(2)	Unless otherwise indicated, bonuses shown were paid in the fiscal year following the year in which services were provided.

(3)	Indicates number of shares of common stock underlying options.

(4)	Mr. Lowrie received no cash compensation to serve as CEO in 2004 and 2003. Mr. Lowrie received compensation of $142,500 from IEC in 2002. The Company currently does not have an employment contract with Lowrie. His compensation is determined by compensation committee on an annual basis.

(5)	Includes compensation paid by IEC to Unique Entertainment Consultants, Inc., an entity controlled by Mr. Ocello, in the amounts of $141,600, $114,400 and $120,300 in 2004, 2003 and 2002, respectively, for Mr. Ocello’s services relating to all clubs under IEC’s management. Beginning in January 2005, Mr. Ocello is compensated as an employee of the Company, not a consultant.

(6)	Includes compensation paid by IEC to Mr. Prosser’s accounting firm in the amounts of $36,250, $25,000 and $25,000 in 2004, 2003 and 2002, respectively. Beginning in January 2005, Mr. Prosser is compensated as an employee of the Company, not a consultant.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2004, information with respect to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	480,000	(1)
Equity compensation plans not approved by security holders	-0-	-0-	129,043	(2)

	-0-	-0-	609,043

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

VCG HOLDING CORP.

May 27, 2005	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Troy H. Lowrie Troy H. Lowrie	Chairman of the Board and Chief Executive Officer	May 27, 2005

/s/ Michael L. Ocello Michael L. Ocello	Director and President	May 27, 2005

/s/ Donald W. Prosser Donald W. Prosser	Director and Chief Financial and Accounting Officer	May 27, 2005

/s/ Robert J. McGraw, Jr. Robert J. McGraw, Jr.	Director	May 27, 2005

/s/ Allen S. Rubin Allen S. Rubin	Director	May 27, 2005

/s/ Rand E. Kruger Rand E. Kruger	Director	May 27, 2005

/s/ Edward M. Bearman Edward M. Bearman	Director	May 27, 2005