Form 10QSB
period 2005-06-30
VCG HOLDING CORP
filed 2005-08-15
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2005

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

As of August 5, 2005, there were 8,549,069 shares of the issuer’s common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	June 30 2005	December 31 2004
Assets
Current Assets
Cash & cash equivalents	$747,422	$629,609
Other receivables – current (Note 2)	987,063	448,594
Inventories	381,964	372,020
Prepaid expenses	207,303	327,016
Income taxes receivable	367,559	367,559

Total Current Assets	2,691,311	2,144,798

Property, Plant and Equipment
Property, plant and equipment	15,612,742	14,884,612
Less accumulated depreciation	1,082,162	674,373

Net equipment and leasehold improvements	14,530,580	14,210,239

Other Assets
Other receivables – long term (Note 2)	588,992
Deposits	124,497	69,373
License costs	247,628	230,015
Loan fees, net	450,684	547,481
Goodwill	10,107,414	10,107,414
Plans and drawings	75,628	75,628
Deferred offering costs	182,514	174,377
Assets to be disposed of	—	1,597,254

Total Other Assets	11,777,357	12,801,542

Total Assets	$28,999,248	$29,156,579

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$523,904	$338,049
Accrued expenses	610,542	820,223
Due to related parties	250,000	200,000
Deferred revenue	24,125	—
Current portion of capitalized lease	168,924	154,355
Current portion of long-term debt	7,413,979	7,263,939

Total current liabilities	8,991,474	8,776,566

Long-term Debt
Liabilities of discontinued operations	—	778,827
Capitalized lease	1,052,489	1,140,364
Long-term debt	6,240,692	5,942,482

Total long-term debt	7,293,181	7,861,673

Minority Interest Liability	93,314	97,048

Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized; 947,000 (2005) and 888,000 (2004) issued and outstanding	9,470,000	8,880,000

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 8,497,069 (2005) and 8,376,559 (2004) shares issued and Outstanding	850	838
Paid-in capital	5,241,226	4,947,143
Retained earnings	(2,090,797)	(1,406,689)

Total stockholders’ equity	3,151,279	3,541,292

Total Liabilities and Stockholders’ Equity	$28,999,248	$29,156,579

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three Months Ended		Six Months Ended
	June 30,
	2005	2004	2005	2004
		(restated note 2)		(restated note 2)
Revenues
Sales of alcoholic beverages	$1,714,703	$970,920	$3,392,423	$1,961,749
Sales of food and merchandise	308,420	88,447	667,721	193,851
Service revenue	1,030,678	815,254	2,087,395	1,545,899
Management fees and other income	1,175,171	858,845	2,263,863	1,830,182

Total revenue	4,228,972	2,733,466	8,411,402	5,531,681

Operating Expenses
Cost of goods sold	592,743	296,503	1,157,940	557,157
Salaries and wages	1,493,131	1,051,050	2,983,353	2,143,143
Management fee	—	5,600	—	10,800
Other general and administrative
Taxes and permits	77,629	128,525	156,448	228,569
Charge card and bank fees	54,372	27,368	117,518	53,626
Rent	213,681	75,063	439,347	149,096
Legal and professional	66,967	101,461	239,582	145,149
Advertising and marketing	191,392	134,388	398,291	292,306
Other	897,806	414,571	1,596,092	851,676
Depreciation & amortization	185,401	112,587	407,790	241,901

Total operating expenses	3,773,122	2,347,116	7,496,361	4,673,423

Income from operations	455,850	386,350	915,041	858,258

Other income (expenses)
Interest expense	(333,176)	(133,620)	(668,030)	(245,117)
Interest income	22,239	71,487	36,763	131,583
Other	(266)	(180)	—	—
Unrealized loss on marketable securities	—	(9,384)	—	—
Gain on sale of marketable securities	—	11,190	—	67,385

Total Other Income (Expenses)	(311,203)	(60,507)	(631,267)	(46,149)

Income from continuing operations before income taxes	144,647	325,843	283,774	812,109

Income tax expense – current	—	2,401	—	86,214
Income tax expense – deferred	—	22,153	—	44,306

Total income taxes	—	24,554	—	130,520

Minority interest	(6,728)	(37,634)	(16,776)	(37,634)

Net income from continuing operations	137,919	263,655	266,998	643,955

Discontinued operations
Loss from operations of discontinued operating segment	(9,593)	(64,922)	(25,421)	(104,528)
Income tax	—	(3,310)	—	10,156

Loss from discontinued operations	(9,593)	(68,232)	(25,421)	(94,372)

Income	128,326	195,423	241,577	549,583
Preferred stock dividends	(470,550)	—	(925,685)	—

Net income (loss) applicable to common shareholders	$(342,224)	$195,423	$(684,108)	$549,583
Earnings (loss) per share:
Income from continuing operations	$0.02	$0.03	$0.03	$0.08
Loss from discontinued operations	—	(0.01)	—	(0.01)
Preferred stock dividend	(0.06)	—	(0.11)	—
Basic income (loss) per common shareholder	$(0.04)	$0.02	$(0.08)	$0.07
Weighted average shares outstanding	8,428,010	8,026,559	8,402,285	8,013,864

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2005

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2004	8,376,559	$838	$4,947,143	$(1,406,689)	$3,541,292
Dividends preferred stock	—	—	—	(925,685)	(925,685)
Sale of Common Stock	120,510	12	294,083	—	294,095
Net income for six months ended June 30, 2005	—	—	—	241,577	241,577

Balances, June 30, 2005	8,497,069	$850	$5,241,226	$(2,090,797)	$3,151,279

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the Six Months Ended,

Unaudited

	June 30,
	2005	2004
Net income (loss)	$241,577	$549,583
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	506,586	267,275
(Increase) decrease in other receivables	164,425	(39,682)
(Increase) decrease in inventory	(9,944)	(14,246)
(Increase) decrease in prepaid expenses	117,392	60,174
(Gain) loss on disposition of marketable securities	—	(67,385)
Increase (decrease) in trade accounts payable	(168,580)	366,848
Increase (decrease) in income taxes payable	(875)	(13,130)
Increase (decrease) in deferred income taxes payable	—	44,307
Increase (decrease) in accrued expenses	(17,350)	52,076

Net cash provided by operating activities	833,231	1,205,820

Investing Activities
Investments	—	(450,788)
Purchases of equipment and leasehold improvements	(728,132)	(1,621,746)
Construction period interest and taxes		(190,782)
Costs of licenses	(15,292)	—
Deposits	(55,125)	(30,275)
Proceeds from disposition of assets	429,512	251,299

Net cash used by investing activities	(369,037)	(2,042,292)

Financing Activities
Cost of loan fees	(6,000)	—
Deferred offering costs	(85,133)	—
Payments on notes receivable	18,749	—
Payment on capitalized lease	(73,305)	(71,370)
Proceeds from mortgage payable	450,000	3,519,619
Payments on mortgage payable	(486,096)	(610,294)
Loan from related party	(200,000)	100,000
Preferred stock dividend	(833,685)	—
Sale of preferred stock	574,994	—
Sale of common stock	294,095	107,500

Net cash provided (used) by financing activities	(346,381)	3,045,455

Net increase in cash	117,813	2,208,983
Cash beginning of period	629,609	418,661

Cash end of period	$747,422	$2,627,644

Interest Paid	$545,153	$369,243

Income Taxes Paid	$0	$90,000

Supplemental disclosure of non-cash investing and financing activities:
Amortization of preferred stock offering costs	$92,000	$0

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

For the six months ended, June 30, 2005

Unaudited

1) Summary of Significant Accounting Policies

Nature of Business

VCG Holdings, Inc. (“VCG” or “the Company”) is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. As of June 30, 2005 the Company owns and operates seven nightclubs located in suburbs of Indianapolis, Indiana; Denver, Colorado (four clubs); Phoenix, Arizona; and East St. Louis, Illinois.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2004 and June 30, 2005, and the results of operations and cash flows for the periods ended June 30, 2004 and 2005.

The financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10-QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

The Company utilizes a December 31 fiscal year, and references herein to “fiscal 2004” relate to the year ended December 31, 2004, and references to the “first”, “second”, “third”, and “fourth” quarter of a fiscal year relate to the quarters ended March 31, June 30, September 30 and December 31, respectively, of the related year.

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

1. Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share (Continued)

Excluded from the computation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2005 warrants for the purchase of an aggregate of 725,000 shares of common stock exercisable at a weighted average exercise price of $2.86 per share and an aggregate of 2,980,000 shares of common stock issuable upon the conversion of convertible debt or convertible preferred stock at a weighted average conversion price of $3.58 per share.

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

On July 21, 2004 the Company acquired a 90.5 percent interest in Glendale Restaurant Concepts, LP (“GRC”), comprised of a one percent general partnership interest and a 89.5 percent limited partner interest. The price for the acquisition was $4,600,000. The limited partnership interest of 89.5 percent purchased from Lowrie Management LLLP, an affiliate of Mr. Lowrie, for $4,000,000 paid in the form of a promissory note due $2,000,000 in July 2005 (extended to January 2006) and $2,000,000 in July 2006, with interest payable monthly at 7.5 percent. The general partnership interest was purchased from Mr. Lowrie for $600,000 paid in the form of 200,000 shares of restricted Common stock of VCG. The value of the interests in GRC as determined by an independent valuation was $3,366,004 in excess of 90.5 percent of the book value of GRC at the date of acquisition. The Company accounted for its acquisition of GRC as a combination of entities under common control, and the assets, liabilities, results of operations and cash flows of GRC have been included in the Company’s consolidated financial statements from the date of Lowrie Management LLLP’s and Mr. Lowrie’s original ownership of the interests. The $3,366,004 excess of the amount paid to Lowrie Management LLLP and Mr. Lowrie over the book value GRC’s net assets was charged to paid in capital.

2. Acquisitions and Discontinued Operations (Continued)

In the fourth quarter of fiscal 2004 the Company adopted a plan to dispose of the operations and real estate related to of Tennessee Restaurant Concepts, Inc. (“TRC”), which operated the Company’s club in Memphis, Tennessee. The Company had acquired TRC in 2002. The sale closed in January 2005. As a result, in the fourth quarter of fiscal 2004 the Company reclassified TRC’s assets as assets held for sale, its liabilities as liabilities of discontinued operation, and its results of operations as operations of a discontinued component. The accompanying consolidated statement of income for the three and six months ended June 30, 2004 have been adjusted to reclassify the operations of TRC as discontinued operations.

The following reconciles on a summarized basis the results of operations for the six months and three months ended June 30, 2004 previously presented with those presented herein adjusted for the effects of the business combinations and discontinued operation discussed above:

Six months ended, June 30, 2004	As previously reported	Include operations of GRC	Discontinued operations of TRC	As presented herein
Revenues	$4,543,790	$1,428,099	$(440,208)	$5,531,681
Operating expenses	4,093,710	1,124,479	(544,736)	4,673,423

Income from operations	450,080	303,650	104,528	858,258
Other income (expenses)	(43,807)	(2,343)	—	(46,150)
Income tax expense	105,060	15,304	10,156	130,520
Minority interest expense	—	(37,633)	—	(37,633)

Income from continuing operations	301,213	248,370	94,372	643,955
Loss from discontinued operations	—	—	(94,372)	(94,372)

Net income	$301,213	$248,370	$—	$549,583

Three months ended, June 30, 2004	As previously reported	Include operations of GRC	Discontinued operations of TRC	As presented herein
Revenues	$2,272,141	$676,181	$(214,856)	$2,733,466
Operating expenses	2,122,198	504,696	(279,778)	2,347,116

Income from operations	149,943	171,485	64,922	386,350
Other income (expenses)	(61,461)	954	—	(60,507)
Income tax expense	12,560	15,304	(3,310)	24,554
Minority interest expense	—	(37,634)	—	(37,634)

Income from continuing operations	75,924	119,499	68,232	263,655
Loss from discontinued operations	—	—	(68,232)	(68,232)

Net income	$75,924	$119,499	$—	$195,423

2. Acquisitions and Discontinued Operations (Continued)

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

Six months ended June 30, 2004
Revenue	$7,983,113
Income from continuing operations	563,189
Net income	$468,817
Earnings per share
Income from continuing operations	$0.07
Loss from discontinued operations	—
Net income	$0.06
Weighted average shares outstanding	8,013,864

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2005	December 31, 2004
Land	$556,225	$556,225
Buildings	7,608,793	7,608,793
Leasehold Improvements	4,310,685	3,962,908
Equipment	2,094,473	1,968,585
Signs	131,986	124,613
Furniture and fixtures	910,582	663,488

	15,612,744	14,884,612
Less accumulated depreciation and amortization	1,082,162	674,373

Net property and equipment	$14,530,582	$14,210,239

Depreciation and amortization expense was $407,790 and $241,901 for the six months ended June 30, 2005 and 2004, respectively.

3. Property, Plant and Equipment (Continued)

Property, plant and equipment owned under capital leases, and property, plant and equipment pledged as collateral on borrowings, was as follows:

	At June 30, 2005	At June 30, 2004
Capital leases:
Cost	$1,603,579	$1,458,828
Accumulated depreciation and amortization	(139,242)	$(77,144)

Net book value	1,464,337	$1,381,684

Pledged as collateral:
Cost	$1,603,579	$1,458,828
Accumulated depreciation and amortization	(139,242)	$(77,144)

Net book value	$1,464,337	$1,381,684

4. Transactions with Related Parties

As discussed in Note 2, in connection with the purchase of Centerfolds nightclub in Denver from an unrelated third party for $1,300,000, the Company authorized a loan of $1,300,000 to Troy H. Lowrie, the Company’s Chairman of the Board and Chief Executive officer, pursuant to a promissory note, due in one year at 9% interest, secured by the stock of VCGD, the company formed to purchase the Centerfolds club. Mr. Lowrie purchased the club in the name of VCGD with the intent of transferring the ownership of VCGD to the Company upon the approval of a liquor license for the club. Upon the approval of the liquor license, the Company purchased VCGD by canceling the note.

The day to day management of all the Company’s nightclubs is conducted through the Company’s wholly-owned subsidiary International Entertainment Consultants, Inc. (“IEC”). In addition to managing the clubs owned by the Company, IEC manages clubs owned by Mr. Lowrie. IEC charges those clubs a management fee which is based on an allocation of the Company’s common expenses incurred in maintaining its regional and corporate club management functions. Such fees are included in other income and were $1,485,122 and $1,474,575 for the six months ended June 30, 2005 and 2004, respectively and were $735,419 and $755,442 for the three months ended June 30, 2005 and 2004, respectively

As discussed in Note 2, on July 21, 2004 the Company acquired an aggregate 90.5 percent interest in Glendale Restaurant Concepts, LP from Mr. Lowrie and Lowrie Management, LLLP, an affiliate of Mr. Lowrie. As part of the purchase price the Company issued to Lowrie Management LLLP a promissory note for $4,000,000 due $2,000,000 in July 2005 (extended to January 2006) and $2,000,000 in July 2006, with interest payable monthly at 7.5 percent. Interest expense related to this note was $ 150,000 for the six months ended June 30, 2005.

From time to time the Company has received advances from Lowrie Management LLLP, an affiliate of Mr. Lowrie. These advances were used for various cash flow needs. The Company pays interest on these advances at a rate of 6.5 per cent per annum. As of June 30, 2005 and December 31, 2004, the outstanding balances, including accrued but unpaid interest, were $250,000 and $201,157 respectively. Interest accrued on these advances was $629 for the six months ended June 30, 2005 and $34,424 for the six months ended June 30, 2004. As discussed in Note 5, Mr. Lowrie or Lowrie Management LLLP has guaranteed several of the Company’s borrowings.

5. Long-Term Debt

Long-term debt is as follows:

	June 30, 2005	December 31, 2004
6% mortgage loan from a bank, secured by real estate in Indianapolis, Indiana. Payable at $16,053 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the nearest 1/8 percent. Guaranteed by Troy H. Lowrie.	$1,224,776	$1,283,323

6% mortgage loan from a bank, secured by real estate in Memphis, Tennessee. Payable at $9,186 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the nearest 1/8 percent. Guaranteed by Troy H. Lowrie.	700,844	734,346

8% mortgage loan from a Company, secured by real estate in Phoenix, Arizona. Payable at $22,949 per month including interest, due June, 2018. After the fifth year the interest rate is adjustable to 4 percent over the ten year treasury rate or twelve percent, whichever is less	2,203,431	2,251,852

6.5% line of credit from a Company, secured by real estate in Phoenix, Arizona. Payable at $6,500 per month interest only, due March 2005 extended to October 2005. The line is $1,200,000. Guaranteed by Troy H. Lowrie.	1,200,000	1,200,000

6.5% line of credit from a Bank, secured by the general assets of the Company, payable monthly interest only, due March, 2006. Interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate. The line is $850,000. Guaranteed by the Troy H. Lowrie.	849,866	849,866

6.5% loan from a bank, secured by general assets of Centerfolds, payable at $10,732 per month including interest, due December 2013. Guaranteed by Lowrie Management LLLP.	853,131	890,058

6.846% loan from a bank, secured by general assets of Glenarm Restaurant, payable at $15,018 per month including interest, due October 2011. Guaranteed by the Troy H. Lowrie.	923,996	981,322

12% Convertible Subordinated Notes to various investors secured by general assets of Glenarm Restaurants Due in November 2006, payable monthly	1,104,286	1,250,000

7.5% Note to Lowrie Management LLLP, a partnership controlled by Troy H. Lowrie, secured by general assets of Glendale Restaurants payable $25,000 monthly interest only note, due July 2005 extened January 2006 and July 2006.	4,000,000	4,000,000

8.25% Note to a partnership controlled by Troy H. Lowrie, payable interest only, balance due July 2005.	400,000	500,000

6.5% to bank secured by assets of Glendale Restaurant Concepts, due 2010	194,341	—

Total	13,654,671	13,940,767

Less: Amounts included in liabilities of discontinued operation	—	734,346

Current portion of long-term debt	7,413,979	7,263,939

Long-term debt	$6,240,692	$5,942,482

5. Long-Term Debt (Continued)

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility that expired in March 2005 that was subsequently extended to October, 2005. The instrument bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued to the lender 80,000 shares, of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $1,200,000 on the line of credit as of June 30, 2005.

In December 2003, VCG entered into a line of credit with a bank for $850,000 that expired in December 2004 and was subsequently extended to March 2005 and bears an interest rate of 6.5% per annum (1% over the Wall Street Journal Prime Rate). In March, 2005 the Company entered into a new arrangement with the bank with the same terms. The new note expires March 31, 2006. The line of credit is guaranteed by Lowrie Management LLLP and the proceeds were used to reduce a prior line of credit and start construction on the night club in Arizona. The Company had drawn $849,866 of the line of credit as of June 30, 2005.

In December 2003, VCGD entered into a loan from a bank for $956,000, payable $10,732 monthly including 6.5% interest, secured by the equipment and fixtures of VCGD and guaranteed by both VCG and Lowrie Management LLLP, due December 2004 and subsequently extended to March 2005. In February 2005 the bank rewrote the note under the same terms as the original note except the due date is December 2014. The balance of the note at June 30, 2005 is $853,131.

In October 2004 as part of the purchase of a club Glenarm Restaurants LLC entered into a loan from a bank as part of the purchase $1,000,000, payable $15,018 monthly including 6.846% interest, secured by the equipment and fixtures of Glenarm Restaurants LLC and guaranteed by both VCG and Lowrie Management LLLP, due November 2011. The balance of the note at June 30, 2005 is $923,996.

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

5. Long-Term Debt (Continued)

In connection with the placement of the Convertible Subordinated Notes the Company issued to the placement agent warrants for the purchase of 112,500 shares of its common stock exercisable for five years at an exercise price of $2.50, and issued to its financial advisor warrants for the purchase of 200,000 shares of its common stock exercisable for five years at an exercise price of $2.00. The value of these warrants has been recorded as a loan fee and being amortized two years.

In connection with the placement of the Convertible Subordinated Notes the Company agreed to use its reasonable best efforts to prepare and file within 30 days of the final closing in the private placement a registration statement to permit resale of all of the securities sold in the private placement. This registration statement was not effective within 90 days from the final closing in the private placement The Company will provide partial compensation, payable in cash, for such failure, to the holders of the Convertible Subordinated Notes in the amount equal to 1.5% of the purchase price of the Convertible Subordinated Notes for each month until a registration statements is filed and declared effective The registration statement was filed and became effective July 18, 2005.

Certain purchasers of the Convertible Subordinated Notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issues in November, 2004 but having a conversion price that reflects a premium to the average closing prices for the Company’s common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. As of June 30, 2005 no additional Convertible Subordinated Notes have been issued pursuant to this right.

In April 2005, GRC entered into a loan from a bank for $200,000, payable $3,946 monthly including 6.75% interest, secured by the equipment and fixtures of GRC and guaranteed by both VCG and Lowrie Management LLLP, due April 2010. The balance of the note at June 30, 2005 is $194,341.

6. Redeemable Preferred Stock

During the six months ended June 30, 2005 the Company issued 59,000 shares of its Series A Preferred Stock at $10.00 per share, or an aggregate if $590,000, before offering costs before offering cost of $15,004. At June 30, 2005 there are an aggregate of 947,000 shares of Series A Preferred Stock outstanding.

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

The Redeemable preferred stock offering costs of $189,381 are being amortized over the one year period before the call or put option. The balance of unamortized offering costs at June 30, 2005 is $97,381. The amortization of the offering costs of $92,000 for the six months ended June 30, 2005 is included in the preferred stock dividends.

7. Segment Information

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

The following table sets forth certain information about each segment’s financial information for the six months ended June 30, 2005 and 2004.

	June 30,
	2005	2004
Business segment sales
Night clubs	$6,926,280	$4,057,106
Management	1,485,122	1,474,575

	$8,411,402	$5,531,681

Business segment operating income
Night clubs	$916,826	$845,954
Management	(1,785)	12,304

	$915,041	$858,258

Business segment assets
Night clubs	$28,245,195	$21,169,213
Management	754,053	907,859

	$28,979,248	$22,077,072

Business segment liabilities
Night clubs	$15,750,369	$13,292,231
Management	627,598	838,360

	$16,377,967	$14,130,591

The following table sets forth certain information about each segment’s financial information for the three months ended June 30, 2005 and 2004.

	June 30,
	2005	2004
Business segment sales
Night clubs	$3,493,553	$1,978,024
Management	735,419	755,442

	$4,228,972	$2,733,466

Business segment operating income
Night clubs	$458,420	$384,753
Management	(2,570)	1,597

	$455,850	$386,350

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources during the six months period ended June 30, 2005 and 2004 and should be read in conjunction with the financial statements appearing elsewhere herein. In addition, in conjunction with this report the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on May 27, 2005.

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

Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in this Quarterly Report on Form 10-QSB, including under “Risk Factors.” More information about factors that potentially could affect the Company’s financial results is included in our filings with the SEC. The Company is under no obligation and does not intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

General

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations is intended to provide investors with an understanding of the Company’s past performance, its financial condition and its prospects in the future. We will discuss and provide our analysis of the following:

•	Overview of the business

•	Critical accounting policies

•	Results of operations

•	Overview of business segments

•	Liquidity and capital resources

•	New accounting pronouncements

We were incorporated under the laws of the State of Colorado in 1998, but did not begin operations until April 2002. We are engaged in owning and operating nightclubs which provide quality live adult entertainment and food and beverage services. Since 2002, we have purchased and operate seven adult entertainment nightclubs and one upscale dance club, and have sold one of those clubs, such that at June 30, 2005 we own seven total clubs. Our clubs offer live adult entertainment and generally food and beverage service. Of the six owned adult entertainment nightclubs, three offer fine dining in full service restaurants and have VIP facilities and five serve alcoholic beverages and the upscale dance club is located in the same building with one of the adult entertainment nightclub.

We believe maximum profitability and sustained growth in the industry can only be obtained from owning and operating upscale adult entertainment nightclubs. Our strategy for growth is to acquire, upgrade existing and to develop/build upscale nightclubs in areas that are not market saturated and already receptive to well-managed upscale clubs

We also own International Entertainment Consultants, Inc. (“IEC”), which provides management services to our nightclubs and, on a fee basis, to non-owned affiliated nightclubs. IEC was originally formed in 1980; at the time of acquisition in October 2003. IEC was owned by Troy H. Lowrie, our Chairman of the Board and Chief Executive Officer.

In June 2002, we formed VCG Real Estate Holding Corporation, a wholly owned subsidiary, that purchased the land and buildings which house four of our nightclubs.

Our management team has substantial experience in successfully owning and operating adult entertainment nightclubs and has in-depth knowledge of the industry.

Since we began operations, we have acquired the following nightclubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	The Platinum Club in East Saint Louis, Illinois, (acquired 2002)

•	Centerfold Showclub in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Phoenix, Arizona (opened 2004)

•	Tabu (dance club) in Denver, Colorado (opened June 2005)

•	The Memphis Club in Memphis, Tennessee (acquired 2002 and sold in January 2005)

The majority of the clubs operate under the branded names PT’s, Diamond Cabaret and The Penthouse Club under non-exclusive licensing agreements.

The aggregate cost of acquisition and build out for the seven operating clubs was approximately $27 million.

The day to day management of all nightclubs is conducted through IEC. IEC also manages the clubs owned by Mr. Lowrie or Lowrie Management LLLP, an affiliate of Mr. Lowrie. IEC provides those clubs with management and supervisory personnel to oversee operations, hires and contracts for all operating personnel, establishes club policies and procedures, compliance monitoring, purchasing, provides accounting and other administrative services and prepares financial and operating reports and income tax returns. IEC charges a management fee based on an allocation of the Company’s charges those clubs a management fee which is based on an allocation of the Company’s common expenses incurred in maintaining these functions.

We classify our operations into two reportable segments; the operations of adult nightclubs and the management of non-owned adult night clubs. Financial information on our reportable segments is presented in Note 7 of Notes to Consolidated Financial Statements. In general we operate the management segment not with a view to generating an operating profit on the operations of that segment alone, but rather with the view that the fees generated from that segment offset expenses we incur in maintaining our regional and corporate staffs and functions and thus assist us in achieving certain economies of scale in the management of clubs we own.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-KSB/A for the year ended December 31, 2004. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Position and Results of Operations – Critical Accounting Policies in our Annual report on Form 10-KSB/A for the year ended December 31, 2004.

Results of Operations - Second Quarter ended June 30, 2005 Compared to June 30, 2004

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the six months and three months ended June 30, 2005 and 2004:

	Six months ended June 30,		Percentage change
	2005	2004
Revenues
Sales of alcoholic beverages	3,392,423	1,961,749	72.9%
Sales of food and merchandise	667,721	193,851	244.5%
Service revenue	2,087,395	1,545,899	35.0%
Other	2,263,863	1,830,182	23.7%

Total revenue	8,411,402	5,531,681	52.1%

Operating Expenses
Cost of goods sold	1,157,940	557,157	107.8%
Salaries and wages	2,983,353	2,143,143	39.2%
Management fee	—	10,800	*
Other general and administrative
Taxes and permits	156,448	228,569	(31.6)%
Charge card and bank fees	117,518	53,626	119.1%
Rent	439,347	149,096	194.7%
Legal and professional	239,582	145,149	65.1%
Advertising and marketing	398,291	292,306	36.3%
Other	1,596,092	851,676	87.4%
Depreciation & amortization	407,790	241,901	68.6%

Total operating expenses	7,496,361	4,673,423	60.4%

Income from operations	915,041	858,258	6.6%

Other income (expenses)
Interest expense	(668,030)	(245,117)	172.5%
Gain on marketable securities	—	67,385	*
Unrealized gain on marketable securities	—	—	*
Other	—	—	* %
Interest income	36,763	131,583	(72.1)%

Total Other Income (Expenses)	(631,267)	(46,149)	1,267.9%

Income continuing operations before income taxes	283,744	812,109	(65.1)%
Income tax expense – current	—	86,214	*
Income tax expense – deferred	—	44,306	*

Total income taxes	—	130,520	*

Minority interest	(16,776)	(37,634)	*

Income continuing operations	$266,998	$643,955	(58.5)%

*	- not meaningful

	Three months ended June 30,		Percentage change
	2005	2004
Revenues
Sales of alcoholic beverages	1,714,703	970,920	76.6%
Sales of food and merchandise	308,420	88,447	248.7%
Service revenue	1,030,678	815,254	26.4%
Other	1,175,171	858,845	36.8%

Total revenue	4,228,972	2,733,466	54.7%

Operating Expenses
Cost of goods sold	592,743	296,503	99.9%
Salaries and wages	1,493,131	1,051,050	42.1%
Management fee	—	5,600	*
Other general and administrative
Taxes and permits	77,629	128,525	(39.6)%
Charge card and bank fees	54,372	27,368	98.7%
Rent	213,681	75,063	184.7%
Legal and professional	66,967	101,461	(34.0)%
Advertising and marketing	191,392	134,388	42.4%
Other	897,806	414,571	116.6%
Depreciation & amortization	185,401	112,587	64.7%

Total operating expenses	3,773,122	2,347,116	60.8%

Income from operations	455,850	386,350	18.0%

Other income (expenses)
Interest expense	(333,176)	(133,620)	149.3%
Gain on marketable securities	—	11,190	*
Unrealized gain on marketable securities	—	(9,384)	*
Other	(266)	(180)	47.8%
Interest income	22,239	71,487	(68.9)%

Total Other Income (Expenses)	(311,203)	(60,507)	414.3%

Income continuing operations before income taxes	144,647	325,843	(55.6)%
Income tax expense – current	—	2,401	*
Income tax expense – deferred	—	22,153	*

Total income taxes	—	24,554	*

Minority interest	(6,728)	(37,634)	*

Income continuing operations	$137,919	$263,655	(47.7)%

*	- not meaningful

Revenues

Our revenues from our owned clubs include revenues from the sale of alcoholic beverages, food and merchandise, and service revenues, which include the fees entertainers pay us to be allowed to perform at our clubs and fees we charge for admission to our clubs. Those revenues increased from $3,701,499 for the six months ended June 30, 2004 to $6,147,539 for the six months ended June 30, 2005; and these revenues increased from $1,874,621 for the three months ended June 30, 2004 to $3,053,801 for the three months ended June 30, 2005. The increase for the six month period ended June 30, 2005 of $2,446,040 or 66.1% resulted principally from the opening of our new clubs in Phoenix and Denver, which generated approximately $2,275,000 of revenues for the six months ended June 30, 2005. The change in “same clubs” (i.e., the clubs open throughout both the six months ended June 30, 2004 and the six months ended June 30, 2005) ranged from no change to an increase of 3%, except the Centerfolds club at which revenue increased by approximately $250,000 for the six months ended June 30, 2005. The increase at Centerfolds club is primarily because the club is in its first full year of operations.

Other revenues, which are comprised principally of the management fees that IEC charges for the management of the clubs that we do not own, ATM fees and other ancillary revenue increased by $433,681 for the six month period ended June 30, 2005. The increase for the management fees was $10,547 for the six month period ended June 30, 2005 as compared to the same period for fiscal 2004 and the reflected increases in the expenses we incur in maintaining the services that we provide to these clubs, as our fees to them are based on based on an allocation of the Company’s common expenses incurred in maintaining these functions. The remaining increase of $423,134 for the six month period ended June 30, 2005 reflects mainly an increase in ATM fees due to the two new clubs and a change in the structure of the fees charged for the use of the ATM’s at our clubs (from a fixed fee of $10 and a maximum withdrawal of $200 to a fee of 10% of the transaction, with no limit on the withdraw) that increased revenue by over 70%.

Cost of Goods Sold

For the six months ended June 30, 2005, cost of goods sold, which represents the costs of the alcohol, food and merchandise we sell, increased by 107.8% in comparison to the 88.4% increase in the combined revenues from the sales of alcohol and food and merchandise. For the three months ended June 30, 2005, cost of goods sold, increased by 99.9% in comparison to the 91.0% increase in the combined revenues from the sales of alcohol and food and merchandise The relationship of our cost of sales to our revenues from the sale of alcohol and food and merchandise will varies from club to club depending on various factors, including the variety of food offered, whether the club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general “upscale” clubs will have a greater variety of food offered, a boutique and higher percentage of wine and champagne sales. This will generally produce a lower overall margin on the club’s revenues. The Penthouse clubs in Phoenix and Denver and the Diamond Cabaret are upscale clubs, and their opening/acquisition had the effect of increasing our cost of goods sold as a percentage of our revenues from the sale of alcohol and food and merchandise. We have been pursuing steps to improve the margins in the upscale clubs and the improvement in the relationship of the increase of revenues to the increase in cost of goods sold in the three month period ended June 30, 2005 reflects these efforts. We expect that we will continue these efforts and will achieve additional improvements in the relationship of our revenue to our cost of goods sold.

Salaries and Wages

Salary and wages expenses increase by 39.2% but decreased as a percentage of total revenues to 35.5% for the six months ended June 30, 2005 from 38.7% for the six months ended June 30, 2004. Similarly, salary and wages expenses increase by 42.1% but decreased as a percentage of total revenues to 35.3% for the three months ended June 30, 2005 from 38.5% for the three months ended June 30, 2004. The decrease reflects the effects of the completion of the Phoenix club, which took over a year to construct and open during which period we were incurring costs for local management to oversee the construction and additional labor for the set-up of the club. Salaries and wages may increase relative to revenues during periods that we are constructing or opening new clubs, but would then be expected to decrease as a percentage of revenues as the new clubs add to revenues and increase the economies of scale of our operations.

Other General and Administrative Expenses

Rent increased $290,251 or 194.7% for the six months ended June 30, 2005 as compared to the same period in fiscal 2004. Rent increased $138,618 or 184.7% for the three months ended June 30, 2005 as compared to the same period in fiscal 2004. This increase was due to adding a club, Diamond Cabaret, for which we pay rent ($240,000) and an increase in the rent for the Centerfolds club.

Legal and professional expenses increased by $94,433 or 65.1% for the six months ended June 30, 2005 as compared to the same fiscal period 2004. For the three months ended June 30, 2005 legal and professional expenses decreased by $34,494 or 34.0%. The increase for the six month period ending June 30, 2005 was due to increased audit costs and fees related to employee leasing program used for management personnel.

Advertising and marketing expenses increased $105,985, representing a 36.3% increase for the six months ended June 30, 2005 over the same period in fiscal 2004. During the three month period ended June 30, 2005 the advertising and marketing expenses increased $57,004. The increase is attributable to the advertising for the opening of the new clubs in Denver and Phoenix, including the additional marketing of the dance club in Denver.

Other general and administrative expenses increased by $744,416 for the six months ended June 30, 2005 as compared to the same period fiscal 2004. The increase of these other general and administrative expenses for the three months ended June 30, 2005 was $483,235. Approximately $565,000 of the six months ended June 30, 2005 relates directly to the increase in our operations as reflected in the growth in our revenues. The balance of the increases were due to increases in corporate expenses related to financial advisory services and acquisition investigations.

Depreciation and Amortization

The depreciation and amortization increased by $165,889 or 68.6% for the six months ended June 30, 2005 as compared to the same period in fiscal 2004 and increased by $72,814 or 64.7% for the three months ended June 30, 2005 as compared to the same period in fiscal 2004. These increases were due to the completion and opening of the club in Phoenix, which generated depreciation for the building, improvements and equipment of $100,413, and the acquisition of club in Denver, which increased depreciation expense by $44,570 for the six month period ended June 30, 2005.

Interest Expense

Interest expense increased by $422,913 during the six months ended June 30, 2005 as compared to the same period in fiscal 2004. The interest expense for the three months ended June 30, 2005 increased by $199,556 as compared to the same period in fiscal 2004. These increases were due to increase in borrowings incurred during fiscal 2004 to finance acquisitions and capital expenditures. See Note 3 of Notes to Consolidated Financial Statements.

Interest Income

Interest income decreased $94,820 for the six months ended June 30, 2005. More than a half of that decrease was related to the note receivable for our Chairman and CEO, Troy H. Lowrie, related to the Denver, CO club. The note was retired on June 30, 2004 and interest income was reduced by $29,250 per quarter. During the first two quarters of fiscal 2004 interest income was generated from the temporary investment of funds that were raised to finance the acquisition of the club in Denver and the construction of the club in Phoenix. Those funds were expended in the later parts of fiscal 2004 on those projects, reducing invested funds and interest income.

Income taxes

Income taxes related to continuing operations decreased from $130,520 for the six months ended June 30, 2004 to zero for the six months ended June 30, 2005. Our effective income tax rate on continuing operations was 21.8% for the six months ended March 30, 2004 and 0% for the six months ended June 30, 2005. The effective tax rate for 2005 is expected to be 0% because of the net operating loss and there are no deferred assets recorded.

Discontinued Operations

As discussed in Note 2 of Notes to Consolidated Financial Statements, in the fourth quarter of fiscal 2004 the Company adopted a plan to dispose of the operations and real estate related to the operations of Tennessee Restaurant Concepts, Inc. (“TRC”), which operated the Company’s club in Memphis, Tennessee. The Company had acquired TRC in 2002. The sale closed in January 2005. As a result, in the fourth quarter of fiscal 2004 the Company reclassified TRC’s assets as assets to be disposed of, its liabilities as liabilities of discontinued operation, and its results of operations as operations of a discontinued component. The accompanying consolidated statement of income for the six months ended June 30, 2004 has been adjusted to reclassify the operations of TRC as discontinued operations. Note 2 of Notes to the Consolidated Financial Statements contain information on the revenues and expenses of TRC reclassified to discontinued operations.

Net income

As a result of the factors discussed above, net income decreased to $241,577 for the six months ended June 30, 2005 as compared with $549,583 for the same period in fiscal 2004 and decreased to $128,326 for the three months ended June 30, 2005 as compared with $195,423 for the same period in fiscal 2004.

Net Income Applicable to Common Shareholders and Earnings Per Share

For the six months ended June 30, 2005, we paid or accrued dividends of $925,685, that included $92,000 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net loss applicable to common shareholders of $684,108 for the six months ended June 30, 2005 as compared to net income applicable to common shareholders of $549,583 for the six months ended June 30, 2004, when no shares of preferred stock were outstanding. For the three months ended June 30, 2005, we paid or accrued dividends of $470,550, that included $46,000 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net loss applicable to common shareholders of ($342,224) for the three months ended June 30, 2005 as compared to net income applicable to common shareholders of $195,423 for the three months ended June 30, 2004, when no shares of preferred stock were outstanding. As of June 30, 2005 there are 947,000 shares of Series A Preferred Stock outstanding. Each share is entitled to an annual dividend of 18% on the basis of the $10.00 per share price at which the shares were sold. The dividend is payable in cash monthly to the holders of the Series A Preferred Stock on the 24th of each month. As a result, we will incur a cash dividend charge of $426,150 and amortization of preferred stock offering costs each quarter, which will reduce net income applicable to common stockholders, until such time, if any, as shares of the Series A Preferred Stock are redeemed (either at our option or the option of the holder) or are converted into shares of our common stock.

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

Working Capital

At June 30, 2005 and December 31, 2004, the Company had cash and cash equivalents of $747,000 and $629,000 and total current assets of $2,700,000 and $2,100,000, respectively. Our current liabilities exceeded our current assets by $6,300,000 and $6,600,000 at June 30, 2005 and December 31, 2004 respectively. Of the current liabilities at June 30, 2005, $4,650,000 is due to Lowrie Management, LLLP and another $2,000,000 of liabilities, are guaranteed by Mr. Lowrie. We will attempt to extend the terms of these liabilities or extinguish them through the issuance of equity securities. However, there can be no assurance that we will be able to accomplish such extensions or conversions.

As of June 30, 2005 we have no unused lines of credit or other unused borrowing facilities. On January 5, 2005, we completed the sale of TRC for $1.6 million, of which $400,000 was paid to us in cash and the remaining $1,200,000 was paid to us in notes due over the next four and half years. In July 2005 the buyer paid $600,000 of the note which we applied to the note payable we have with a bank. The buyers assumed certain liabilities aggregating $44,000 with the balance of $734,000 due to a bank being paid out of cash received in the transaction and restructure of the bank note.

In November, 2004 we placed $1,250,000 of Convertible Subordinated Notes. The notes are convertible into shares of our common stock at a conversion price of $2.00 per share. As of August 5, 2005 $104,000 of the notes have been converted into 52,000 shares of common stock. While the conversion of the notes would not provide us with additional capital, such conversion would eliminate the related interest expense and improve our debt to equity ratio. In addition, the purchasers of the notes were issued an aggregate of 156,250 warrants exercisable for five years at an exercise price of $3.00 per share, and an aggregate of 156,250 warrants exercisable for five years at an exercise price of $4.00 per share. The exercise of any of the warrants would provide us with additional capital.

Certain purchasers of the Convertible Subordinated Notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issues in November, 2004 but having a conversion price that reflects a premium to the average closing prices for our common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. As of June 30, 2005 no additional Convertible Subordinated Notes have been issued pursuant to this right.

As of June 30, 2005 we have outstanding 947,000 shares of our Series A Preferred Stock. The Series A Preferred Stock is redeemable (i) at the option of the holders at $10.00 per share upon ninety days written notice at any time one year after its issuance, or (ii) by VCG at $10.00 per share immediately upon written notice to the holders after one year. In addition, the Series A Preferred Stock is convertible at the option of the holders into shares of common stock at a conversion price equal to the greater of $4.00 or 75% of the 30 day moving average of the market price of Company’s common stock on the date of conversion. If the shares of Series A Preferred Stock are not converted into shares of our common stock we may be required to use capital resources to redeem them beginning in the fourth quarter of fiscal 2005 and in the first quarter of fiscal 2006. There can be no assurance that such capital will, if needed, be available upon terms that are acceptable to us, if such financing is available at all.

The net cash provided by operating activities was $833,231 for the six months ended June 30, 2005 and $1,205,820 for the six months ended June 30, 2004. The decrease in the cash flow provided by operations was due to the decrease in our net income for those periods and the reduction in the cash flows financed by increases in accounts payable and accrued liabilities.

The net cash used by investing activities for the six months ended June 30, 2005 was $798,549; $728,132 was for equipment and improvements primarily at the Denver club. This was offset by $429,512 of investing cash inflows from our sale of TRC. The net investing cash outflows for the six months ended June 30, 2005 were financed from cash flows from operations. The net cash used by investing activities for the six months ended June 30, 2004 was $2,293,591, resulting from the use of $1,812,528 for equipment and leaseholds at the clubs Denver and Phoenix, $450,788 for investments, $30,275 for deposits, and offset by $251,299 from sale of marketable securities. These net cash outflows were financed principally from cash flows from operations and new debt financing.

Net cash used for financing activities for the six months ended June 30, 2005 was $346,381. We used $686,096 to repay debt, $73,305 to make payments on capital leases, $91,133 cost of financing, and $833,685 to make preferred stock dividend payments. These financing cash outflows were partially offset by $869,089 we obtained from the issuance of preferred stock, net of preferred stock offering costs and sale of common stock. The net cash obtained from financing activities for the six months ended June 30, 2004 was $3,045,455. We obtained $3,619,619 from issuance of new debt, and $107,500 from issuance of common stock. Cash of $610,294 was applied to the reduction of debt and $71,370 to make payments on capital leases.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Item 3.	Controls and Procedures

As of June 30, 2005, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”) the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were not effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

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

On May 20, 2005 the Company issued a press release, which was filed in a Current Report on Form 8-K, announcing that as the result of such reviews, the Company has determined that:

•	for the year ended December 31, 2004 the loss from discontinued operations and net loss needed to be increased by $530,780 to $1,014,850 and $1,798,161, respectively.

•	the requirement to record discontinued operations and impairment of long-lived assets pursuant to SFAS 142 and SFAS 144 did not arise until the fourth quarter of 2004, therefore no related adjustments or reclassifications were required to the financial statements in the second and third quarters of fiscal 2004. All impairments and discontinued operation issues were attributed to the fourth quarter of fiscal 2004.

On May 24, 2005 the Company issued a press release, which was filed in a Current Report on Form 8-K, announcing that it would further restate its fiscal 2004 financial statements to remove from stockholders’ equity on its consolidated balance sheet as of December 31, 2004, and classify between liabilities and stockholders’ equity, $8,880,000 related to 880,000 shares of its Series A Preferred Stock that had been issued in the fourth quarter of fiscal 2004. This restatement was required because the Series A Preferred Stock included a feature entitling the holders to require the Company to redeem the shares, at $10.00 per share, upon ninety days written notice at any time one year after the issuance of the shares. The Company determined that the failure to exclude such securities from stockholders’ equity resulted from an inadvertent misapplication of the provisions of SFAS No. 150 and SEC Accounting Series Release No. 268.

The errors in the fiscal 2004 financial statements discussed above were discovered in the process of the Company’s preparation of the Quarterly Report for the period ended March 31, 2005. The Company, under the supervision of its Audit Committee and with the assistance of independent counsel which, in turn, is assisted by an independent accounting expert, immediately commenced an inquiry into the circumstances relating to the foregoing errors to assure that there are no other financial reporting or disclosure controls and procedures items that may be of concern. While the Audit Committee’s investigation has now concluded that no other adjustments to the fiscal and interim 2004 financial statements appear necessary, it is continuing to investigate the circumstances relating to the foregoing errors in order to assess what changes, if any, are needed to the Company’s financial reporting or disclosure controls and procedures. On May 27, 2005, the Company filed an amended Annual Report on Form 10KSB/A reflecting the foregoing statements.

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

In April 2005, VCG Holding and its Chairman, Troy H. Lowrie, among other persons (the “Defendants”), were named in a lawsuit filed in the Circuit Court of Cook County, Illinois Municipal Department, Second District (the “Complaint”). The Complaint styled IFC Credit Corporation v. Entertainment International, Inc., Troy Lowrie, James R. Lichty, Sheila J. Lichty and VCG Holding Corp., Case No. 05M2 0688, was filed by IFC Credit Corporation, assignee of all of Quail Financial Corporation’s (“Quail”) rights and interests under a certain Equipment Lease Agreement (the “Agreement”) by and between Quail and Entertainment International, Inc. (“EII”). The Complaint alleges a breach of the Agreement and breaches of certain contract guaranties executed by the Defendants in connection with the Agreement. The plaintiff is seeking damages in the amount of $91,592.80, plus attorneys’ fees, costs and interest. Defendants filed their responses to the Complaint on June 1, 2005. The foregoing litigation is in an early stage, the Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters. Though the Company’s management believes that an unfavorable outcome in the foregoing action will not have a material adverse impact on our business, results of operations, financial position, liquidity, the Company intends to defend itself vigorously in the foregoing action.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Preferred Stock

We have authorized 1,000,000 shares of the Series A Preferred Stock. We issued 947,000 shares of Series A Preferred Stock at $10.00 per share to 45 shareholders as of June 30, 2005. The Series A Preferred Stock is callable after September 24, 2005. It is convertible after the call at the option of the shareholder only if the shares are trading above $5.34 per share at the time of the conversion. At any time after September 24, 2005 the shareholders with 90 days notice can put the shares back to the company at $10.00 per share . Our Board of Directors has authorized the payment of an 18% cash dividend to be paid monthly to the shareholders of record on the 24th of each month. During the second quarter we sold 5,000 shares of the Series A Preferred Stock and proceeds used for working capital. We relied upon Section 4(2) and/or Regulation D under the Securities Act in connection with these sales. The securities were sold to “accredited investors” within the meaning of the rules and regulations issued under the Securities Act, or to sophisticated persons that had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

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

VCG HOLDING CORP.
(Registrant)

Date: August 15, 2005	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2005	By:	/s/ Donald W. Prosser
Donald W. Prosser,
Chief Financial and Accounting Officer
(Principal Accounting Officer)