Form 10QSB
period 2005-09-30
VCG HOLDING CORP
filed 2005-11-14
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2005

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

(303) 934-2424

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 8, 2005, there were 8,554,069 shares of the issuer’s common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	September 30 2005	December 31 2004
Assets
Current Assets
Cash & cash equivalents	$655,782	$629,609
Other receivables – current (note 2)	314,575	448,594
Inventories	359,734	372,020
Prepaid expenses	231,888	327,016
Income taxes receivable	273,487	367,559

Total Current Assets	1,835,466	2,144,798

Property, Plant and Equipment
Property, plant and equipment	15,705,978	14,884,612
Less accumulated depreciation	1,308,144	674,373

Net equipment and leasehold improvements	14,397,834	14,210,239

Other Assets
Other receivables – long-term (note 2)	590,083	—
Deposits	118,801	69,373
License costs	247,854	230,015
Loan fees, net	400,771	547,481
Goodwill	10,107,414	10,107,414
Plans and drawings	75,628	75,628
Deferred offering costs	157,275	174,377
Assets to be disposed of	—	1,597,254

Total Other Assets	11,697,826	12,801,542

Total Assets	$27,931,126	$29,156,579

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$599,820	$338,049
Accrued expenses	451,673	820,223
Due to related parties	150,000	200,000
Deferred revenue	24,125	—
Current portion of capitalized lease	167,944	154,355
Current portion of long-term debt	4,585,367	7,263,939

Total current liabilities	5,978,929	8,776,566

Long-term Debt
Liabilities of discontinued operations	—	778,827
Capitalized lease	1,015,640	1,140,364
Long-term debt	8,349,331	5,942,482

Total long-term debt	9,364,971	7,861,673

Minority Interest Liability	90,240	97,048

Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized;
947,000 (2005) and 888,000 (2004) issued and outstanding	9,470,000	8,880,000

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 8,554,069 (2005) and 8,376,559 (2004) shares issued and Outstanding	857	838
Paid-in capital	5,355,981	4,947,143
Retained earnings	(2,329,852)	(1,406,689)

Total stockholders’ equity	3,026,986	3,541,292

Total Liabilities and Stockholders’ Equity	$27,931,126	$29,156,579

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,
	2005	2004	2005	2004
		(restated note 2)		(restated note 2)
Revenues
Sales of alcoholic beverages	$1,852,385	$932,509	$5,244,808	$2,894,257
Sales of food and merchandise	322,104	146,047	989,825	339,898
Service revenue	997,300	768,465	3,084,695	2,314,364
Management fees and other income	1,215,391	1,017,802	3,479,253	2,847,984

Total revenue	4,387,180	2,864,823	12,798,581	8,396,503

Operating Expenses
Cost of goods sold	608,563	224,917	1,766,503	782,074
Salaries and wages	1,475,590	1,212,992	4,458,943	3,356,135
Management fee	—	1,400	—	12,200
Other general and administrative
Taxes and permits	82,141	108,983	238,589	337,552
Charge card and bank fees	59,659	25,540	177,177	79,166
Rent	206,926	76,226	646,273	225,322
Legal and professional	178,642	118,430	418,223	263,579
Advertising and marketing	157,533	117,775	555,824	410,081
Other	833,483	453,166	2,429,575	1,304,842
Depreciation & amortization	218,140	124,891	663,948	366,792

Total operating expenses	3,820,677	2,464,320	11,355,055	7,137,743

Income from operations	566,503	400,503	1,443,526	1,258,760

Other income (expenses)
Interest expense	(341,279)	(143,824)	(971,291)	(388,941)
Interest income	15,712	8,886	52,476	140,468
Other	—	—	—	—
Gain (loss) on sale of equipment	(2,749)	—	(2,749)	—
Gain on sale of marketable securities	—	—	—	67,385

Total Other Income (Expenses)	(328,316)	(134,938)	(921,564)	(181,088)

Income from continuing operations before income taxes	238,187	265,565	521,962	1,077,672

Income tax expense – current	—	(29,660)	—	75,584
Income tax expense – deferred	—	31,278	—	56,554

Total income taxes	—	1,618	—	132,138

Minority interest	(7,917)	(2,115)	(24,693)	(39,749)

Income from continuing operations	230,270	261,832	497,269	905,785

Discontinued operations
Income (loss) from operations of discontinued operating segment	197	(43,190)	(25,224)	(147,718)
Income tax	—	4,386	—	14,542

Income (loss) from discontinued operations	197	(38,804)	(25,224)	(133,176)

Net income	230,467	223,028	472,045	772,609
Preferred stock dividends	(470,550)	—	(1,396,235)	—

Net income (loss) applicable to common shareholders	$(240,083)	$223,028	$(924,190)	$772,609

Earnings (loss) per share:
Income from continuing operations	$0.03	$0.03	$0.06	$0.11
Loss from discontinued operations	—	—	—	(0.01)
Preferred stock dividend	(0.06)	—	(0.17)	—
Basic income (loss) per common shareholder	$(0.03)	$0.03	$(0.11)	$0.10
Weighted average shares outstanding	8,534,477	8,169,812	8,446,350	8,067,252

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2005

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2004	8,376,559	$838	$4,947,143	$(1,406,689)	$3,541,292
Dividends preferred stock	—	—	—	(1,395,210)	(1,395,210)
Conversation of senior debt to common stock	52,000	5	101,707	—	101,712
Issuance of common stock for services	5,000	1	13,049	—	13,050
Sale of common stock	120,510	13	294,082	—	294,095
Net income for nine months ended September 30, 2005	—	—	—	472,047	472,047

Balances, September 30, 2005	8,554,069	$857	$5,355,981	$(2,329,852)	$3,026,986

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the Nine Months Ended,

Unaudited

	September 30,
	2005	2004
Net income	$472,045	$772,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	784,145	404,853
Minority interest income	—	39,749
(Increase) decrease in other receivables	215,644	(124,819)
(Increase) decrease in inventory	12,285	(10,181)
(Increase) decrease in prepaid expenses	107,432	89,767
(Gain) loss on disposition of marketable securities	—	(67,385)
(Gain) loss on disposition of equipment	2,749	—
Increase (decrease) in trade accounts payable	26,584	417,246
(Increase) decrease in income taxes receivable	93,972	(29,309)
Increase (decrease) in deferred income taxes payable	—	75,584
Increase (decrease) in accrued expenses	(309,588)	32,547

Net cash provided by operating activities	1,405,268	1,600,662

Investing Activities
Investments	—	(232,275)
Purchases of equipment and leasehold improvements	(842,976)	(2,820,755)
Construction period interest and taxes		(355,073)
Costs of licenses	(15,518)	(50,000)
Deposits	(49,429)	(32,121)
Proceeds from disposition of assets	417,200	251,299

Net cash used by investing activities	(490,723)	(3,238,925)

Financing Activities
Cost of loan fees	(2,000)	—
Deferred offering costs	(85,133)	(60,000)
Payments on notes receivable	605,498	—
Proceeds from capitalized lease	—	144,751
Payment on capitalized lease	(111,135)	(111,059)
Proceeds from mortgage payable	500,000	3,519,619
Payments on mortgage payable	(1,354,481)	(1,973,146)
Loan from related party	490,000	655,956
Payments to related party	(540,000)	(626,263)
Preferred stock dividend	(1,260,210)	—
Sale of preferred stock	574,994	2,652,500
Sale of common stock	294,095	107,500

Net cash provided (used) by financing activities	(888,372)	4,309,858

Net increase in cash	26,173	2,671,595
Cash beginning of period	629,609	418,661

Cash end of period	$655,782	$3,090,256

Interest Paid	$826,345	$642,773

Income Taxes Paid	$0	$90,000

Supplemental disclosure of non-cash investing and financing activities:
Amortization of preferred stock offering costs	$135,000	$0

Acquisition paid in common stock	$0	$600,000

Notes payable converted to preferred stock	$0	$3,250,000

Services paid in common stock	$13,050	$0

Senior debt converted to common stock	$101,712	$0

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

For the nine months ended, September 30, 2005

Unaudited

1)	Summary of Significant Accounting Policies

Nature of Business

VCG Holdings, Inc. (“VCG” or “the Company”) is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. As of September 30, 2005 the Company owns and operates seven nightclubs located in suburbs of Indianapolis, Indiana; Denver, Colorado (four clubs); Phoenix, Arizona; and East St. Louis, Illinois.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2004 and September 30, 2005, and the results of operations and cash flows for the periods ended September 30, 2004 and 2005.

The financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10-QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

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

Net Income (Loss) Per Common Share (Continued)

Excluded from the computation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2005 warrants for the purchase of an aggregate of 725,000 shares of common stock exercisable at a weighted average exercise price of $2.86 per share and an aggregate of 2,980,000 shares of common stock issuable upon the conversion of convertible debt or convertible preferred stock at a weighted average conversion price of $3.58 per share.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS 123 (Revised) must be applied to all options granted or modified after its effective date and also to recognize the cost associated with the portion of any option awards made before its effective date for with the associated service has not been rendered as of its effective date. On April 14, 2005, the U.S. Securities and Exchange Commission announced that the effective date of SFAS 123 (Revised) is deferred for calendar year companies until the beginning of 2006. The Company is still studying the requirements of SFAS No. 123 (Revised 2004) and has not yet determined what impact it will have on the Company’s results of operations and financial position.

In May, 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, and also the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Company presently does not believe that the adoption of the provisions of SFAS No. 154 will have a material affect on its financial statements.

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

On July 21, 2004 the Company acquired a 90.5 percent interest in Glendale Restaurant Concepts, LP (“GRC”), comprised of a one percent general partnership interest and a 89.5 percent limited partner interest. The price for the acquisition was $4,600,000. The limited partnership interest of 89.5 percent purchased from Lowrie Management LLLP, an affiliate of Mr. Lowrie, for $4,000,000 paid in the form of a promissory note due $1,000,000 on July 15, 2006, $1,000,000 on January 15, 2007, $1,000,000 on July 15, 2007, and $1,000,000 on January 15, 2008, with interest payable monthly at 7.5 percent. The general partnership interest was purchased from Mr. Lowrie for $600,000 paid in the form of 200,000 shares of restricted Common stock of VCG. The value of the interests in GRC as determined by an independent valuation was $3,366,004 in excess of 90.5 percent of the book value of GRC at the date of acquisition. The Company accounted for its acquisition of GRC as a combination of entities under common control, and the assets, liabilities, results of operations and cash flows of GRC have been included in the Company’s consolidated financial statements from the date of Lowrie Management LLLP’s and Mr. Lowrie’s original ownership of the interests. The $3,366,004 excess of the amount paid to Lowrie Management LLLP and Mr. Lowrie over the book value GRC’s net assets was charged to paid in capital.

2.	Acquisitions and Discontinued Operations (Continued)

In the fourth quarter of fiscal 2004 the Company adopted a plan to dispose of the operations and real estate related to of Tennessee Restaurant Concepts, Inc. (“TRC”), which operated the Company’s club in Memphis, Tennessee. The Company had acquired TRC in 2002. The sale closed in January 2005. As a result, in the fourth quarter of fiscal 2004 the Company reclassified TRC’s assets as assets held for sale, its liabilities as liabilities of discontinued operation, and its results of operations as operations of a discontinued component. The accompanying consolidated statement of income for the nine and three months ended September 30, 2004 have been adjusted to reclassify the operations of TRC as discontinued operations. TRC was sold for $1.6 million, of which $400,000 was paid in cash and the remaining $1,200,000 was paid in notes due over the next four and half years. The Company received a $600,000 payment on the note in the third quarter 2005.

The following reconciles on a summarized basis the results of operations for the nine months and three months ended September 30, 2004 previously presented with those presented herein adjusted for the effects of the business combinations and discontinued operation discussed above:

Nine months ended, September 30, 2004	As previously reported	Reclassification Discontinued operations of TRC	As presented herein
Revenues	$9,062,030	$(665,527)	$8,396,503
Operating expenses	7,950,988	(813,245)	7,137,743

Income from operations	1,111,042	147,718	1,258,760
Other income (expenses)	(181,088)	—	(181,088)
Income tax expense	117,596	(14,542)	132,138
Minority interest expense	(39,749)	—	(39,749)

Income from continuing operations	772,609	133,176	905,785
Loss from discontinued operations	—	(133,176)	(133,176)

Net income	$772,609	$—	$772,609

Three months ended, September 30, 2004	As previously reported	Reclassification Discontinued operations of TRC	As presented herein
Revenues	$3,090,141	$(225,318)	$2,864,823
Operating expenses	2,732,829	(268,509)	2,464,320

Income from operations	357,312	43,191	400,503
Other income (expenses)	(134,938)	—	(134,938)
Income tax expense	(2,768)	(4,386)	1,618
Minority interest expense	2,115	—	2,115

Income from continuing operations	223,027	38,805	261,832
Loss from discontinued operations	—	(38,805)	(38,805)

Net income	$223,027	$—	$223,027

2.	Acquisitions and Discontinued Operations (Continued)

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

Nine months ended September 30, 2004
Revenue	$12,081,723
Income from continuing operations	971,590
Net income	$838,414
Earnings per share
Income from continuing operations	$0.12
Loss from discontinued operations	—
Net income	$0.10
Weighted average shares outstanding	8,067,252

3.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2005	December 31, 2004
Land	$556,225	$556,225
Buildings	7,608,793	7,608,793
Leasehold Improvements	4,364,740	3,962,908
Equipment	2,329,990	1,968,585
Signs	144,055	124,613
Furniture and fixtures	702,175	663,488

	15,705,978	14,884,612
Less accumulated depreciation and amortization	1,308,144	674,373

Net property and equipment	$14,397,834	$14,210,239

Depreciation and amortization expense was $625,930 and $366,792 for the nine months ended September 30, 2005 and 2004, respectively.

3.	Property, Plant and Equipment (Continued)

Property, plant and equipment owned under capital leases, and property, plant and equipment pledged as collateral on borrowings, was as follows:

	At September 30, 2005	At December 31, 2004
Capital leases:
Cost	$1,603,579	$1,603,579
Accumulated depreciation and amortization	(146,928)	$(111,670)

Net book value	1,456,651	$1,491,909

Pledged as collateral:
Cost	$1,603,579	$1,603,579
Accumulated depreciation and amortization	(146,928)	$(111,670)

Net book value	$1,456,651	$1,491,909

4.	Transactions with Related Parties

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

The day to day management of all the Company’s nightclubs is conducted through the Company’s wholly-owned subsidiary International Entertainment Consultants, Inc. (“IEC”). In addition to managing the clubs owned by the Company, IEC manages clubs owned by Mr. Lowrie. IEC charges those clubs a management fee which is based on an allocation of the Company’s common expenses incurred in maintaining its regional and corporate club management functions. Such fees are included in other income and were $2,230,899 and $2,165,994 for the nine months ended September 30, 2005 and 2004, respectively and were $764,722 and $739,021 for the three months ended September 30, 2005 and 2004, respectively

As discussed in Note 2, on July 21, 2004 the Company acquired an aggregate 90.5 percent interest in Glendale Restaurant Concepts, LP from Mr. Lowrie and Lowrie Management, LLLP, an affiliate of Mr. Lowrie. As part of the purchase price the Company issued to Lowrie Management LLLP a promissory note for $4,000,000 due $1,000,000 on July 15, 2006, $1,000,000 on January 15, 2007, $1,000,000 on July 15, 2007 and $1,000,000 in January 15, 2008, with interest payable monthly at 7.5 percent. Interest expense related to this note was $ 225,000 for the nine months ended September 30, 2005.

From time to time the Company has received advances from Lowrie Management LLLP, an affiliate of Mr. Lowrie. These advances were used for various cash flow needs. The Company pays interest on these advances at a rate of 6.5 per cent per annum. As of September 30, 2005 and September 30, 2004, the outstanding balances, including accrued but unpaid interest, were $150,000 and $201,157 respectively. Interest accrued on these advances was $7,004 for the nine months ended September 30, 2005 and $3,269 for the nine months ended September 30, 2004. As discussed in Note5, Mr. Lowrie or Lowrie Management LLLP has guaranteed several of the Company’s borrowings.

5.	Long-Term Debt

Long-term debt is as follows:

	September 30, 2005	December 31, 2004
6% mortgage loan from a bank, secured by real estate in Indianapolis, Indiana. Payable at $16,053 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the nearest 1/8 percent. Guaranteed by Troy H. Lowrie.	$1,194,839	$1,283,323

7.0% mortgage loan from a bank, unsecured, payable at $3,355 per month including interest, due August, 2008. The note covers the difference of the mortgage on the Tenneessee property that was paid down by $589,000 in July 2005. Guaranteed by Troy H. Lowrie.	105,484	734,346

8% mortgage loan from a Company, secured by real estate in Phoenix, Arizona. Payable at $22,949 per month including interest, due June, 2018. After the fifth year the interest rate is adjustable to 4 percent over the ten year treasury rate or twelve percent, whichever is less	2,178,486	2,251,852

6.5% line of credit from a Company, secured by real estate in Phoenix, Arizona. Payable at $6,500 per month interest only, due March 2005 extended to October 2005. The line is $1,200,000. Guaranteed by Troy H. Lowrie.	1,200,000	1,200,000

6.5% line of credit from a Bank, secured by the general assets of the Company, payable monthly interest only, due March, 2006. Interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate. The line is $850,000. Guaranteed by the Troy H. Lowrie.	849,866	849,866

6.5% loan from a bank, secured by general assets of Centerfolds, payable at $10,732 per month including interest, due December 2013. Guaranteed by Lowrie Management LLLP.	834,698	890,058

6.846% loan from a bank, secured by general assets of Glenarm Restaurant, payable at $15,018 per month including interest, due October 2011. Guaranteed by the Troy H. Lowrie.	894,590	981,322

12% Convertible Subordinated Notes to various investors secured by general assets of Glenarm Restaurants Due in November 2006, payable monthly	891,000	1,250,000

7.5% Note to Lowrie Management LLLP, a partnership controlled by Troy H. Lowrie, secured by general assets of Glendale Restaurants payable $25,000 monthly interest only note, due July 2005 extened January 2006 and July 2006.	4,000,000	4,000,000

8.25% Note to a partnership controlled by Troy H. Lowrie, payable interest only, balance due January 2006.	300,000	500,000

6.26% Note to a bank secured by a cash account of IEC, payable interest only, balance due August 2006.	300,000	—

6.5% to bank secured by assets of Glendale Restaurant Concepts, due 2010	185,735	—

Total	12,934,698	13,940,767

Less: Amounts included in liabilities of discontinued operation	—	734,346
Current portion of long-term debt	4,585,367	7,263,939

Long-term debt	$8,349,331	$5,942,482

5.	Long-Term Debt (Continued)

In March 2003, VCG entered into a Line of Credit and Security Agreement whereby VCG obtained a $1,200,000 short-term credit facility that expired in March 2005 that was subsequently extended to October, 2005. The instrument bears interest at 6.5% per annum. In connection with the Line of Credit, VCG issued to the lender 80,000 shares, of VCG’s common stock valued at $3.00 per share. Mr. Lowrie has personally guaranteed the Line of Credit. The Company had drawn $1,200,000 on the line of credit as of September 30, 2005. In October 2005 VCG paid $500,000 on the note at the due date and entered into a new note for $700,000 payable interest only at 7.5% due November 2006.

In December 2003, VCG entered into a line of credit with a bank for $850,000 that expired in December 2004 and was subsequently extended to March 2005 and bears an interest rate of 6.5% per annum (1% over the Wall Street Journal Prime Rate). In March, 2005 the Company entered into a new arrangement with the bank with the same terms. The new note expires March 31, 2006. The line of credit is guaranteed by Lowrie Management LLLP and the proceeds were used to reduce a prior line of credit and start construction on the night club in Arizona. The Company had drawn $849,866 of the line of credit as of September 30, 2005.

In December 2003, VCGD entered into a loan from a bank for $956,000, payable $10,732 monthly including 6.5% interest, secured by the equipment and fixtures of VCGD and guaranteed by both VCG and Lowrie Management LLLP, due December 2004 and subsequently extended to March 2005. In February 2005 the bank rewrote the note under the same terms as the original note except the due date is December 2014. The balance of the note at September 30, 2005 is $834,698.

In October 2004 as part of the purchase of a club Glenarm Restaurants LLC entered into a loan from a bank as part of the purchase $1,000,000, payable $15,018 monthly including 6.846% interest, secured by the equipment and fixtures of Glenarm Restaurants LLC and guaranteed by both VCG and Lowrie Management LLLP, due November 2011. The balance of the note at September 30, 2005 is $894,590.

On November 12, 2004, the Company sold $1,250,000 of 12% Convertible Subordinated Notes in a private placement transaction. The Convertible Subordinated Notes, which are obligations of the Company’s wholly owned limited liability subsidiary, Glenarm Restaurant LLC, are collateralized by a security interest in all of Glenarm Restaurant LLC’s assets and are guaranteed by the Company. The Convertible Subordinated Notes are payable in principal installments of $35,714 per month starting March 2005, unless earlier converted and are convertible into shares of the Company’s common stock at a conversion price of $2.00 per share at the option of the holders. As of September 30, 2005 $104,000 of the Convertible Subordinated Notes were converted into 52,000 shares of common stock. In connection with the placement of the Convertible Subordinated Notes the purchasers received an aggregate of 156,250 warrants for the purchase of shares of the Company’s common stock exercisable for five years at an exercise price of $3.00 per share and an aggregate of 156,250 warrants for the purchase of shares of the Company’s common stock exercisable for five years at an exercise price of $4.00 per share. The value of the warrants, $87,500, was treated as original issue discount and is being amortized to interest expense over the life of the Convertible Subordinated Notes.

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

5.	Long-Term Debt (Continued)

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

Certain purchasers of the Convertible Subordinated Notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issues in November, 2004 but having a conversion price that reflects a premium to the average closing prices for the Company’s common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. As of September 30, 2005 no additional Convertible Subordinated Notes have been issued pursuant to this right.

In April 2005, GRC entered into a loan from a bank for $200,000, payable $3,946 monthly including 6.75% interest, secured by the equipment and fixtures of GRC and guaranteed by both VCG and Lowrie Management LLLP, due April 2010. The balance of the note at September 30, 2005 is $185,735.

In August 2005, VCG entered into a loan from a bank for $300,000, payable interest only at 6.28%, secured by a Certificate of Deposit in the name of IEC. Both the Certificate of Deposit and the note are due in August 2006.

6.	Redeemable Preferred Stock

During the nine months ended September 30, 2005 the Company issued 59,000 shares of its Series A Preferred Stock at $10.00 per share, or an aggregate if $590,000, before offering costs before offering cost of $15,004. At September 30, 2005 there are an aggregate of 947,000 shares of Series A Preferred Stock outstanding.

The Series A Preferred Stock has a dividend rate of 18% per annum, payable in cash monthly to the holders of the Series A Preferred Stock on the 24th of each month. Any unpaid dividends accumulate.

The Series A Preferred Stock is redeemable (i) at the option of the holders at $10.00 per share upon ninety days written notice at any time one year after its issuance, or (ii) by VCG at $10.00 per share immediately upon written notice to the holders after one year. In addition, the Series A Preferred Stock is convertible at the option of the holders after one year into shares of common stock at a conversion price equal to the greater of $4.00 or 75% of the 30 day moving average of the market price of Company’s common stock on the date of conversion. As of November 8, 2005, Series A Preferred Stock shareholders have “put” for redemption

6.	Redeemable Preferred Stock (Continued)

approximately 150,000 shares (aggregate redemption of approximately $1,500,000) which must be redeemed by December 24, 2005.

In September, 2005, the holders of the Series A Preferred Stock were asked to approve a change to the terms of the Series A Preferred Stock under which the annual dividend rate would be reduced from 18% to 10% per annum in exchange for which the conversion price of the Series A preferred Stock would be reduced to $2.50 per share. The Series A Preferred Stock shareholders voted and approved the changes effective September 25, 2005.

The Redeemable preferred stock offering costs of $189,381 are being amortized over the one year period before the call or put option. The balance of unamortized offering costs at September 30, 2005 is $54,381. The amortization of the offering costs of $135,000 for the nine months ended September 30, 2005 is included in the preferred stock dividends.

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

The following table sets forth certain information about each segment’s financial information for the nine months ended September 30, 2005 and 2004.

	September 30,
	2005	2004
Business segment sales
Night clubs	$10,567,682	$6,230,509
Management	2,230,899	2,165,994

	$12,798,581	$8,396,503

Business segment operating income
Night clubs	$1,441,554	$1,244,124
Management	(1,972)	14,635

	$1,443,526	$1,258,759

Business segment assets
Night clubs	$27,301,486	$25,225,912
Management	629,640	991,409

	$27,931,126	$26,217,321

Business segment liabilities
Night clubs	$14,841,460	$14,185,149
Management	502,439	840,001

	$15,343,899	$15,025,150

7.	Segment Information (Continued)

The following table sets forth certain information about each segment’s financial information for the three months ended September 30, 2005 and 2004.

	September 30,
	2005	2004
Business segment sales
Night clubs	$3,622,458	$2,125,802
Management	764,722	739,021

	$4,387,180	$2,864,823

Business segment operating income
Night clubs	$547,889	$398,172
Management	(395)	2,331

	$547,494	$400,503

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources during the three and nine month periods ended September 30, 2005 and 2004 and should be read in conjunction with the financial statements appearing elsewhere herein. In addition, in conjunction with this report the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on May 27, 2005 (the “Amended 10-KSB”).

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

We were incorporated under the laws of the State of Colorado in 1998, but did not begin operations until April 2002. We are engaged in owning and operating nightclubs which provide quality live adult entertainment and food and beverage services. Since 2002, we have purchased and operate seven adult entertainment nightclubs and one upscale dance club, and have sold one of those clubs, such that at September 30, 2005 we own seven total clubs. Our clubs offer live adult entertainment and generally food and beverage service. Of the six owned adult entertainment nightclubs, three offer fine dining in full service restaurants and have VIP facilities and five serve alcoholic beverages and the upscale dance club is located in the same building with one of the adult entertainment nightclub.

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

We classify our operations into two reportable segments: the operations of adult nightclubs and the management of non-owned adult night clubs. Financial information on our reportable segments is presented in Note 7 of Notes to Consolidated Financial Statements. In general, we operate the management segment not with a view to generating an operating profit on the operations of that segment alone, but rather with the view that the fees generated from that segment offset expenses we incur in maintaining our regional and corporate staffs and functions and thus assist us in achieving certain economies of scale in the management of the clubs we own.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements included in the Amended 10-KSB. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Position and Results of Operations – Critical Accounting Policies in the Amended 10-KSB.

Results of Operations – Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the nine and three months ended September 30, 2005 and 2004:

	Nine months ended September 30,		Percentage change
	2005	2004
Revenues
Sales of alcoholic beverages	5,244,808	2,894,257	81.2%
Sales of food and merchandise	989,825	339,898	191.2%
Service revenue	3,084,695	2,314,364	33.3%
Other	3,479,253	2,847,984	22.2%

Total revenue	12,798,581	8,396,503	52.4%

Operating Expenses
Cost of goods sold	1,766,503	782,074	125.9%
Salaries and wages	4,458,943	3,356,135	32.9%
Management fee	—	12,200	*
Other general and administrative
Taxes and permits	238,589	337,552	(29.3)%
Charge card and bank fees	177,177	79,166	123.8%
Rent	646,273	225,322	186.8%
Legal and professional	418,223	263,579	58.7%
Advertising and marketing	555,824	410,081	35.5%
Other	2,429,575	1,304,842	86.2%
Depreciation & amortization	663,948	366,792	81.0%

Total operating expenses	11,355,055	7,137,743	59.1%

Income from operations	1,443,526	1,258,760	14.7%

Other income (expenses)
Interest expense	(971,291)	(388,941)	149.7%
Gain on marketable securities	—	67,385	*
Loss on sale of assets	(2,749)	—	*
Other	—	—	* %
Interest income	52,476	140,468	(62.6)%

Total Other Income (Expenses)	(921,564)	(181,088)	408.9%

Income continuing operations before income taxes	521,962	1,077,672	(51.6)%
Income tax expense – current	—	75,584	*
Income tax expense – deferred	—	56,554	*

Total income taxes	—	132,138	*

Minority interest	(24,693)	(39,749)	*

Income continuing operations	$497,269	$905,785	(45.1)%

*	– not meaningful

	Three months ended September 30,		Percentage change
	2005	2004
Revenues
Sales of alcoholic beverages	1,852,385	932,509	98.6%
Sales of food and merchandise	322,104	146,047	120.5%
Service revenue	997,300	768,465	29.8%
Other	1,215,391	1,017,802	19.4%

Total revenue	4,387,180	2,864,823	53.1%

Operating Expenses
Cost of goods sold	608,563	224,917	170.6%
Salaries and wages	1,475,590	1,212,992	21.6%
Management fee	—	1,400	*
Other general and administrative
Taxes and permits	82,141	108,983	(24.6)%
Charge card and bank fees	59,659	25,540	133.6%
Rent	206,926	76,226	171.5%
Legal and professional	178,642	118,430	50.8%
Advertising and marketing	157,533	117,775	33.8%
Other	833,483	453,166	83.9%
Depreciation & amortization	218,140	124,891	74.7%

Total operating expenses	3,820,677	2,464,320	55.0%

Income from operations	566,503	400,503	41.4%

Other income (expenses)
Interest expense	(341,279)	(143,824)	137.3%
Gain on marketable securities	—	—	*
Loss on sale of assets	(2,749)	—	*
Other	—	—	* %
Interest income	15,712	8,886	76.8%

Total Other Income (Expenses)	(328,316)	(134,938)	143.3%

Income continuing operations before income taxes	238,187	265,565	(10.3)%
Income tax expense – current	—	(29,660)	*
Income tax expense – deferred	—	31,278	*

Total income taxes	—	1,618	*

Minority interest	(7,917)	(2,115)	*

Income continuing operations	$230,270	$261,832	(12.1)%

*	– not meaningful

Revenues

Our revenues from our owned clubs include revenues from the sale of alcoholic beverages, food and merchandise, and service revenues, which include the fees entertainers pay us to be allowed to perform at our clubs and fees we charge for admission to our clubs. Those revenues increased from $8,396,503 for the nine months ended September 30, 2004 to $12,798,581 for the nine months ended September 30, 2005; and these revenues increased from $2,864,823 for the three months ended September 30, 2004 to $4,387,180 for the three months ended September 30, 2005. The increase for the nine month period ended September 30, 2005 of $4,402,078, or 52.4%, resulted principally from the opening of our new clubs in Phoenix and Denver, which generated approximately $4,000,000 of revenues for the nine months ended September 30, 2005. The change in the revenues at our “existing clubs” (i.e., the clubs open throughout both the nine months ended September 30, 2004 and the nine months ended September 30, 2005) ranged from a decrease of 8% to an increase of 3%, except the Centerfolds club, where revenues increased by approximately $350,000 or 36.6% for the nine months ended September 30, 2005. The increase at the Centerfolds club is due primarily because the club is in its first full year of operations.

Other revenues, which are comprised principally of the management fees that IEC charges for the management of the clubs that we do not own, ATM fees and other ancillary revenue increased by $631,269 for the nine month period ended September 30, 2005. The increase for the management fees was $64,905 for the nine month period ended September 30, 2005 as compared to the same period for fiscal 2004 and the reflected increases in the expenses we incur in maintaining the services that we provide to these clubs, as our fees to them are based on based on an allocation of the Company’s common expenses incurred in maintaining these functions. The remaining increase of $566,364 for the nine month period ended September 30, 2005 reflects mainly an increase in ATM fees due to the two new clubs and a change in the structure of the fees charged for the use of the ATM’s at our clubs (from a fixed fee of $10 and a maximum of $200 to a fee of 10% of the transaction, with no limit on the withdraw) that increased revenue by over 70%.

Cost of Goods Sold

For the nine months ended September 30, 2005, cost of goods sold, which represents the costs of the alcohol, food and merchandise we sell, increased by 125.9% in comparison to the 92.8% increase in the combined revenues from the sales of alcohol and food and merchandise. For the three months ended September 30, 2005, cost of goods sold, increased by 170.6% in comparison to the 101.6% increase in the combined revenues from the sales of alcohol and food and merchandise The relationship of our cost of sales to our revenues from the sale of alcohol and food and merchandise will varies from club to club depending on various factors, including the variety of food offered, whether the club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” clubs will have a greater variety of food offered, a boutique and higher percentage of wine and champagne sales. This will generally produce a lower overall margin on the club’s revenues. The Penthouse clubs in Phoenix and Denver and the Diamond Cabaret are such “upscale” clubs, and their opening/acquisition had the effect of increasing our cost of goods sold as a percentage of our revenues from the sale of alcohol and food and merchandise. We have been pursuing steps which have improved the margins in the upscale clubs and will continue to pursue additional steps. However, on a consolidated basis our gross margin declined for the three months ended September 30, 2005 as the result of the faster growth of the revenues from the upscale clubs as compared to the revenues from our other clubs, as a result of which the operations of the upscale clubs (including their lower gross margins) have increased as a percentage of our overall operations.

Salaries and Wages

Salary and wages expenses increase by 32.9% but decreased as a percentage of total revenues to 34.4% for the nine months ended September 30, 2005 from 40.0% for the nine months ended September 30, 2004. Similarly, salary and wages expenses increase by 21.6% but decreased as a percentage of total revenues to 33.63% for the three months ended September 30, 2005 from 42.3% for the three months ended September 30, 2004. The decrease reflects the effects of the completion of the Phoenix club, which took over a year to construct and open during which period we were incurring costs for local management to oversee the construction and additional labor for the set-up of the club. Salaries and wages may increase relative to revenues during periods that we are constructing or opening new clubs, but as expected to we have obtained a decrease as a percentage of revenues as the new clubs add to revenues and increase the economies of scale of our operations.

Other General and Administrative Expenses

Rent increased $420,951 or 186.8% for the nine months ended September 30, 2005 as compared to the same period in fiscal 2004. Rent increased $130,700 or 171.5% for the three months ended September 30, 2005 as compared to the same period in fiscal 2004. This increase was due to adding a club, Diamond Cabaret, for which we pay rent ($360,000) and an increase in the rent for the Centerfolds club.

Legal and professional expenses increased by $154,644 or 58.7% for the nine months ended September 30, 2005 as compared to the same period fiscal 2004. For the three months ended September 30, 2005 legal and professional expenses increased by $60,212 or 50.8%. The increase for the nine month period ending September 30, 2005 was due to increased audit costs, legal fees related to the preparation of the amended 10KSB and the preparation of related 8-K filings and our proxy statement, and fees related to employee leasing program used for management personnel. The increase in these expenses for the three month period ending September 30, 2005 reflected the costs of preparation of the amended 10KSB and the preparation of related 8-K filings and our proxy statement and fees related to employee leasing program used for management personnel

Advertising and marketing expenses increased $145,743, representing a 35.5% increase for the nine months ended September 30, 2005 over the same period in fiscal 2004. During the three month period ended September 30, 2005 the advertising and marketing expenses increased $39,758. The increases are attributable to the advertising for the opening of the new clubs in Denver and Phoenix, including the additional marketing of the dance club in Denver.

Other general and administrative expenses increased by $1,124,733 for the nine months ended September 30, 2005 as compared to the same period fiscal 2004. The increase of these other general and administrative expenses for the three months ended September 30, 2005 was $380,317. Approximately $725,000 of the increase for the nine months ended September 30, 2005 and $250,000 of the increase for the three months ended September 30, 2005 relates directly to the increase in our operations as reflected in the growth in our revenues. The balance of the increases for both the nine months and three months ended September 30, 2005 were due to increases in corporate expenses related to financial advisory services and acquisition investigations.

Depreciation and Amortization

The depreciation and amortization increased by $297,156 or 81.0% for the nine months ended September 30, 2005 as compared to the same period in fiscal 2004 and increased by $93,249 or 74.7% for the three months ended September 30, 2005 as compared to the same period in fiscal 2004. These increases were due to the completion and opening of the club in Phoenix, which generated depreciation for the building, improvements and equipment of $150,620, and the acquisition of club in Denver, which increased depreciation expense by $66,850 for the nine month period ended September 30, 2005.

Interest Expense

Interest expense increased by $582,350 during the nine months ended September 30, 2005 as compared to the same period in fiscal 2004. The interest expense for the three months ended September 30, 2005 increased by $197,455 as compared to the same period in fiscal 2004. These increases were due to increase in borrowings incurred during fiscal 2004 to finance acquisitions and capital expenditures. See Note 3 of Notes to Consolidated Financial Statements.

Interest Income

Interest income decreased $87,992 for the nine months ended September 30, 2005. More than a half of that decrease was related to the note receivable for our Chairman and CEO, Troy H. Lowrie, related to the Denver, CO club. The note was retired on June 30, 2004 and interest income was reduced by $29,250 per quarter. During the first two quarters of fiscal 2004 interest income was generated from the temporary investment of funds that were raised to finance the acquisition of the club in Denver and the construction of the club in Phoenix. Those funds were expended in the later parts of fiscal 2004 on those projects, reducing invested funds and interest income.

Income taxes

Income taxes related to continuing operations decreased from $132,138 for the nine months ended September 30, 2004 to zero for the nine months ended September 30, 2005. Our effective income tax rate on continuing operations was 12.3% for the nine months ended September 30, 2004 and 0% for the nine months ended September 30, 2005. The effective tax rate for 2005 is expected to be 0% due to the availability of net operating loss for which no deferred asset has been recorded.

Discontinued Operations

As discussed in Note 2 of Notes to Consolidated Financial Statements, in the fourth quarter of fiscal 2004 the Company adopted a plan to dispose of the operations and real estate related to the operations of Tennessee Restaurant Concepts, Inc. (“TRC”), which operated the Company’s club in Memphis, Tennessee. The Company had acquired TRC in 2002. The sale closed in January 2005. As a result, in the fourth quarter of fiscal 2004 the Company reclassified TRC’s assets as assets to be disposed of, its liabilities as liabilities of discontinued operation, and its results of operations as operations of a discontinued component. The accompanying consolidated statement of income for the nine months ended September 30, 2004 has been adjusted to reclassify the operations of TRC as discontinued operations. Note 2 of Notes to the Consolidated Financial Statements contain information on the revenues and expenses of TRC reclassified to discontinued operations.

Net income

As a result of the factors discussed above, net income decreased to $472,045 for the nine months ended September 30, 2005 as compared with $772,609 for the same period in fiscal 2004 and increased to $230,467 for the three months ended September 30, 2005 as compared with $223,028 for the same period in fiscal 2004.

Net Income Applicable to Common Shareholders and Earnings Per Share

For the nine months ended September 30, 2005, we paid or accrued dividends of $1,396,235 that included $135,000 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net loss applicable to common shareholders of $924,190 for the nine months ended September 30, 2005 as compared to net income applicable to common shareholders of $772,609 for the nine months ended September 30, 2004 when no shares of preferred stock were outstanding. For the three months ended September 30, 2005, we paid or accrued dividends of $470,550, that included $46,000 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net loss applicable to common shareholders of $240,083 for the three months ended September 30, 2005 as compared to net income applicable to common shareholders of $223,028 for the three months ended September 30, 2004 when no shares of preferred stock were outstanding. As of September 30, 2005 there are 947,000 shares of Series A Preferred Stock outstanding.

Each share is entitled to an annual dividend of 18% on the basis of the $10.00 per share price at which the shares were sold. The dividend is payable in cash monthly to the holders of the Series A Preferred Stock on the 24th of each month. As a result, we will incur a cash dividend charge of $426,150 and amortization of preferred stock offering costs each quarter, which will reduce net income applicable to common stockholders, until such time, if any, as shares of the Series A Preferred Stock are redeemed (either at our option or the option of the holder) or are converted into shares of our common stock. The rate of dividend to be paid for changed effective September 25, 2005 to an annual dividend rate of 10% on the basis of the $10.00 per share price at which the shares were sold. We will incur a cash dividend charge of $236,750 and amortization of preferred stock offering costs each quarter beginning in the 4th quarter of 2005.

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

Working Capital

At September 30, 2005 and December 31, 2004, the Company had cash and cash equivalents of $655,000 and $629,000 and total current assets of $1,800,000 and $2,100,000, respectively. Our current liabilities exceeded our current assets by $4,100,000 and $6,600,000 at September 30, 2005 and December 31, 2004. Of the current liabilities at September 30, 2005, $1,450,000 is due to Lowrie Management, LLLP and another $2,000,000 of current liabilities are guaranteed by Mr. Lowrie. We will attempt to extend the terms of these liabilities or extinguish them through the issuance of equity securities. However, there can be no assurance that we will be able to accomplish such extensions or conversions.

As of September 30, 2005 we have no unused lines of credit or other unused borrowing facilities. On January 5, 2005, we completed the sale of TRC for $1.6 million, of which $400,000 was paid to us in cash and the remaining $1,200,000 was paid to us in notes due over the next four and half years. In July 2005 the buyer paid $600,000 of the note which we applied to a note payable we have with a bank. The buyers assumed certain liabilities aggregating $44,000 with the balance of $734,000 due to a bank paid out of cash received in the transaction and restructure of the bank note.

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

Certain purchasers of the Convertible Subordinated Notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issues in November, 2004 but having a conversion price that reflects a premium to the average closing prices for our common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. As of September 30, 2005 no additional Convertible Subordinated Notes have been issued pursuant to this right.

As of September 30, 2005 we have outstanding 947,000 shares of our Series A Preferred Stock. The Series A Preferred Stock is redeemable (i) at the option of the holders at $10.00 per share upon ninety days written notice at any time one year after its issuance, or (ii) by VCG at $10.00 per share immediately upon written notice to the holders after one year. In addition, the Series A Preferred Stock is convertible at the option of the holders into shares of common stock at a conversion price equal to the greater of $4.00 or 75% of the 30 day moving average of the market price of Company’s common stock on the date of conversion.

In September, 2005, the holders of the Series A Preferred Stock were asked to approve a change to the terms of the Series A Preferred Stock under which the annual dividend rate would be reduced from 18% to 10% per annum in exchange for which the conversion price of the Series A preferred Stock would be reduced to $2.50 per share. The Series A Preferred Stock shareholders voted and approved the changes effective September 25, 2005.

As of November 8, 2005, Series A Preferred Stock shareholders have “put” for redemption approximately 150,000 shares (aggregate redemption of approximately $1,500,000) which must be redeemed by December 24, 2005. Management has been in discussions with the holders of shares of the Series A Preferred Stock in an attempt to obtain the conversion of such securities to shares of our common stock, but through November 8, 2005 has not received any written commitments for conversions. If we are unable to obtain the conversion of the Series A preferred Stock into common stock, we may be required to use capital resources to redeem them beginning in the fourth quarter of fiscal 2005 and in the first quarter of fiscal 2006. In addition to pursuing the conversion of the Series A Preferred Stock, management has also been pursuing capital to fund redemptions. We are currently pursuing both a short-term and a longer term plan to obtain the capital that would be need for the redemption of the Series A Preferred Stock. Under the short-term plan we would obtain $1,500,000 from three sources; borrowings secured by certain cash assets owned by Lowrie Management, a borrowing secured by the note receivable held by us from the sale of TRC, and a second mortgage on the property in Indiana. The longer term plan would refinance most of our short-term borrowing and provide additional capital. Under that plan we would borrow $4,000,000 from a bank which would be applied to pay $1,000,000 of the Lowrie Management loan, $700,000 owned on the Arizona property, and $1,750,000 of short-term bank debt, with the remaining proceeds of $550,000 applied to the redemption of shares of Series A Preferred Stock. In addition Lowrie Management has committed, if the $4,000,000 of new borrowings is obtained, to purchase $1,000,000 of the shares of Series A Preferred Stock that have been presented for redemption. This plan would reduce our debt related cash outflows by approximately $65,000 per year and extend the amortization of $3,000,000 of our debt from less then a year to at least seven years. We presently believe that there is a good likelihood that the short-term plan can be implemented on acceptable terms. We have presented the longer term plan to a bank, and we continue to have discussions about that plan with the bank with the expectation that we will obtain a decision by late November, 2005. However, there can be no assurance that either of these plans will be successfully implemented, or that the capital we need will be available under other terms or from other sources. A failure to obtain the needed capital could have a material adverse impact on our liquidity and future operations.

The net cash provided by operating activities was $1,405,268 for the nine months ended September 30, 2005 and $1,600,662 for the nine months ended September 30, 2004. The decrease in the cash flow provided by operations was principally due to the decrease in our net income for those periods.

The net cash used by investing activities for the nine months ended September 30, 2005 was $490,723; $842,976 was for equipment and improvements primarily at the Denver club. This was offset by $417,200 of investing cash inflows from our sale of TRC and some equipment. The net investing cash outflows for the nine months ended September 30, 2005 were financed from cash flows from operations. The net cash used by investing activities for the nine months ended September 30, 2004 was $3,238,925, resulting from the use of $2,820,755 for equipment and leaseholds at the clubs Denver and Phoenix, $232,275 for investments, $32,121 for deposits, $50,000 for Penthouse licenses, $355,073 in construction period interest and taxes, and offset by $251,299 from sale of marketable securities. These net cash outflows were financed principally from cash flows from operations and new debt financing.

Net cash used for financing activities for the nine months ended September 30, 2005 was $888,372. We used $1,894,481 to repay debt, $111,135 to make payments on capital leases, $87,133 cost of financing, and $1,260,210 to make preferred stock dividend payments. These financing cash outflows were partially offset by $869,089 we obtained from the issuance of preferred stock, net of preferred stock offering costs and sale of common stock and proceeds from new debt of $990,000. The net cash obtained from financing activities for the nine months ended September 30, 2004 was $4,309,858. We obtained $3,694,063 from the issuance of new debt, $2,652,500 from the issuance of preferred stock, net of preferred stock offering costs and $107,500 provided by the issuance of common stock. Cash of $1,973,146 was applied to the reduction of debt, $60,000 to deferred offering costs and $111,059 to make payments on capital leases.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Item 3.	Controls and Procedures

As of September 30, 2005, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

In the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2005, the Certifying Officers concluded that the Company’s disclosure controls and procedures, as they were in place as of June 30, 2005, were not effective, The Certifying Officers reached the foregoing conclusion based upon a determination that a deficiency relating to measuring and recording the impairment loss existed and that a deficiency relating to the Company’s accounting for its Series A Preferred Stock existed. In its announcement of the foregoing deficiencies, the Company urged the marketplace not to rely on its previously filed financial statements for the year ended December 31, 2004 until the Company filed an amended annual report reflecting all necessary restatements with the SEC, which amended report was filed on May 27, 2005.

The Company’s management and the Audit Committee determined that education and professional development of accounting staff on certain accounting and disclosure rules relating to the impairment of long-lived assets and goodwill, and the accounting and disclosure rules related to certain specialized financial instruments, would be sufficient to prevent a reoccurrence. The Company’s management also believed that it needed to continue to upgrade the size and sophistication of its accounting and financial staff.

The Company completed the foregoing remedial measures as of the September 30, 2005 assessment. The Company’s believed that no additional changes to the Company’s disclosure controls and procedures were needed in response to the discovery of the errors described above.

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

In April 2005, VCG Holding and its Chairman, Troy H. Lowrie, among other persons (the “Defendants”), were named in a lawsuit filed in the Circuit Court of Cook County, Illinois Municipal Department, Second District (the “Complaint”). The Complaint styled IFC Credit Corporation v. Entertainment International, Inc., Troy Lowrie, James R. Lichty, Sheila J. Lichty and VCG Holding Corp., Case No. 05M2 0688, was filed by IFC Credit Corporation, assignee of all of Quail Financial Corporation’s (“Quail”) rights and interests under a certain Equipment Lease Agreement (the “Agreement”) by and between Quail and Entertainment International, Inc. (“EII”). The Complaint alleged a breach of the Agreement and breaches of certain contract guaranties executed by the Defendants in connection with the Agreement. The plaintiff sought damages in the amount of $91,592.80, plus attorneys’ fees, costs and interest. Defendants filed their responses to the Complaint on June 1, 2005. In October 2005, Troy H. Lowrie offered to settle the lawsuit by purchasing the note and security agreement from IFC Credit Corporation for approximately $90,000 and money is being held in escrow until the transfer of the note and security agreement is transferred. Mr. Lowrie has taken control of the assets and is in the process of selling the assets and settling with the other parties guaranteeing the note. The Company is unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly and has not recorded any liability of any judgment or settlement that may result from the resolution of these matters. Though the Company’s management believes that an unfavorable outcome in the foregoing action will not have a material adverse impact on our business, results of operations, financial position, liquidity, the Company intends to defend itself vigorously in the foregoing action.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.	Submission of Matters to a Vote of Security Holders

On September 16, 2005, the holders of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) of the Company voted to amend certain provisions of the Certificate of Designations of the Series A Preferred Stock (the “Certificate”). Specifically, the Series A Preferred stockholders voted to reduce (i) the annual dividend rate from 18% to 10%, and (ii) the conversion price from $4.00 to $2.50 per share. Of the total 947,000 shares of Series A Preferred Stock outstanding as of September 16, 2005, 725,500 shares, (approximately 76.6%), voted for the foregoing proposals. The Company filed the amended Certificate with the State of Colorado on September 22, 2005. The foregoing amendments to the Certificate are effective as of the filing date. A copy of the Certificate is attached as Exhibit 4.1 to this Quarterly Report.

Item 6.	Exhibits

Exhibit No.	Exhibit

4.1	Certificate of Designations of Series A Convertible Preferred Stock, as amended.

31.1	Certification of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification Statement of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP. (Registrant)

Date: November 14, 2005	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005	By:	/s/ Donald W. Prosser
Donald W. Prosser, Chief Financial and Accounting Officer (Principal Accounting Officer)