Form 10KSB
period 2005-12-31
VCG HOLDING CORP
filed 2006-03-31
CIK 1172852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Issuer’s revenues for fiscal year ended December 31, 2005 were $16,996,653.

The aggregate market value of the voting stock held by non-affiliates as of March 17, 2006 was $4,249,687.

The number of shares outstanding of the issuer’s common stock as of March 17, 2006 was 8,656,569.

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

Item 1. Description of Business

Company Overview

VCG Holding Corp. was incorporated under the laws of the State of Colorado in 1998, but did not begin operations until 2002. We are engaged in owning and operating nightclubs which provide quality live adult entertainment and food and beverage services. Since 2002, we have purchased and operate seven adult entertainment nightclubs. We also acquired International Entertainment Consultants, Inc. (“IEC”), a company formed in 1980 that provides management services to our nightclubs and non-owned affiliated nightclubs for a fee. In June 2002, we formed VCG Real Estate Holding Corporation, a wholly owned subsidiary, that purchased the land and buildings which house four of our nightclubs. Our management team has substantial experience in successfully owning and operating adult entertainment nightclubs and has in-depth knowledge of the industry.

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

The aggregate cost of acquisition and build out for these seven clubs was approximately $28 million.

The day to day management of all nightclubs is conducted through IEC. All of our clubs offer live adult entertainment and generally food and beverage service. Of the six owned nightclubs and on dance club, three offer fine dining in full service restaurants and have VIP facilities and six serve alcoholic beverages. The non-owned clubs that we manage are majority owned by Lowrie Management, LLLP. Lowrie Management is controlled by our Chairman and CEO, Troy H. Lowrie and owned by Mr. Lowrie and related parties. These clubs are located in Colorado, Illinois and Kentucky.

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

The majority of the clubs operate under the branded names PT’s, Diamond Cabaret and The Penthouse Club under non-exclusive licensing agreements.

Our nightclubs are distinguished by the following features:

•	Facilities - The facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. The facilities have state of the art sound systems, lighting and professional stage design. Three owned clubs have a VIP Room, a more elegantly appointed and spacious room accessible only to those who purchase annual memberships.

•	Professional On-Site Management - The facilities are managed by persons who are experienced in the restaurant/hospitality industry. The club managers are responsible for maintaining the overall quality of the nightclubs. In addition, there are also regional managers over each nightclub. The three regional managers have 16 to 23 years of experience in the industry and have been employed by IEC for at least 16 years.

•	Food and Beverage Operations - In the clubs with a full service restaurant the food and beverage operations meet the standard of business entertaining provided by an upscale restaurant. An experienced chef and bar manager are responsible for training, supervising, staffing and operating the food and beverage operations at each nightclub.

•	Entertainment - All clubs provide attractive, talented and courteous female performers. The highest standards are maintained for appearance, attitude, demeanor, dress and personality. The entertainment encourages repeat visits and increases the average length of a patron’s stay.

Employees and Independent Contractors

As of December 31, 2005, we had approximately 335 employees, of which 75 are management personnel and the others are service, beverage and administrative personnel.

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

Management is continually evaluating opportunities to acquire and develop new nightclubs of optimal size and location and anticipates evaluating several opportunities for possible acquisitions in the current year.

Competition

The adult nightclub industry is very competitive with respect to price, location and quality of the facility, entertainment, wait service and food and beverages quality and services. We have many competitors in the metropolitan areas in which we are located and/or intend to expand. Some competitors have substantially greater financial resources and a longer history of operations than the nightclubs currently owned or managed by us. Changes in customer preferences, economic conditions, demographic trends and the location, number of and quality of competing nightclubs could adversely affect our business, as could a shortage of experienced local management and hourly employees. We believe our nightclubs enjoy a high level of repeat business and customer loyalty due to our upscale restaurant atmosphere, food quality, premium entertainment, perceived price-value relationship and efficient service.

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

Available Information

Our principal executive offices are located at VCG Holding Corp., 390 Union Blvd., Suite 540, Lakewood, Colorado 80228; out telephone number is (303) 934-2424. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which requires that we file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including VCG Holding, which file electronically with the SEC. In addition, our Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

Risk Factors

•	We have had limited operations which makes our future operating results difficult to predict.

We were incorporated as a Colorado corporation in 1998 and began operating adult entertainment nightclubs in 2002. Since 2002, we have acquired six nightclubs, one dance club, and developed and built one nightclub. We have subsequently in 2005, disposed of one of the acquired nightclubs at a loss. We have also entered into management agreements and option to purchase agreements for an existing club in Minnesota and a club to be developed and built in Hawaii. The two purchase agreements have expired and did not result in an ownership interest and significant financial losses were incurred.

We have a limited operating history. We face the risks and uncertainties of other early-stage companies. As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls. Our budgeted expense levels are based in part on our expectations concerning future revenues. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our services would decrease our revenues and could have an immediate and material adverse effect on our business, results of operations and financial condition. To the extent that expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

•	We may need additional financing our business expansion plans may be significantly limited.

If cash generated from our operations is insufficient to satisfy our working capital and capital expenditure requirements, we will need to raise additional funds through the public or private sale of our equity or debt securities. The timing and amount of our capital requirements will depend on a number of factors, including cash flow and cash requirements for nightclub acquisitions. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing shareholders will be reduced. There is no assurance that additional financing will be available on terms favorable to us, if at all. Any future equity financing, if available, may result in substantial dilution to existing shareholders, and debt financing, if available, may include restrictive covenants or may require us to grant a lender a security interest in our assets. Any failure by us to procure timely additional financing or investment adequate to fund our ongoing operations will have material adverse consequences on our business operations and as a result, on our consolidated financial condition, results of operations and cash flows. If we are unable to raise sufficient additional financing, we will not be able to continue our operations.

•	Our directors and executive officers own a majority of our common stock and may exercise significant influence over our direction and policies.

Our directors and executive officers beneficially own approximately 65 % of the outstanding shares of our common stock, with our management holding approximately 63% of our stock. As a result of this stock ownership, management has sufficient voting power to significantly influence our direction and policies, the election of directors, the outcome of any other matter submitted to a vote of shareholders, and a change in control. Accordingly, our officers and directors currently have significant influence over the outcome of any corporate transaction or other matters submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also could prevent or cause a change in control. Third parties may be discouraged from making a tender offer or bid to acquire us because of this concentration of ownership.

•	Our business operations are subject to regulatory uncertainties which may affect our ability to acquire additional nightclubs, remain in operation or be profitable.

Adult entertainment nightclubs are subject to ever changing local, state and federal regulation. Our business is regulated by local zoning, local and state liquor licensing, local ordinances and state and federal time place and manner restrictions. In the states in which we currently operate, liquor licenses renew annually, and are considered to be a “privileged” license that could be subject to suspension or revocation. The adult entertainment provided by our nightclubs has elements of speech and expression and, therefore, enjoys some protection under the First Amendment to the United States Constitution. However, the protection is limited to the expression, and not the conduct of an entertainer. While our nightclubs are generally well established in their respective markets, there can be no assurance that local, state and/or federal licensing and other regulations will permit our nightclubs to remain in operation or profitable in the future. Further, if we are involved in costly administrative or legal proceeds to revive our licenses in may result in negative publicity and decrease revenue.

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

Our success will depend, to a significant extent, on the efforts and abilities of Troy H. Lowrie, our Chairman of the Board, and Micheal L. Ocello, our President. The loss of the services of Messrs. Lowrie and/or Ocello or our inability to recruit and train additional key personnel in a timely fashion could have a material and continuing adverse effect on our business and future prospects. A loss of one or more of our current officers or key personnel could severely and negatively impact our operations. Our current management team is understaffed and has very limited experience managing a public company subject to the SEC’s periodic reporting obligations. Hiring qualified management will be difficult due to the limited number of qualified professionals in the work force in general. We have in the past experienced difficulty in recruiting qualified personnel and there can be no assurance that we will be successful in attracting and retaining additional members of management if the business begins to grow. Failure to attract and retain personnel, particularly management personnel would materially harm our business, financial condition and results of operations.

•	If we are unable to effectively promote our brand and establish a leading position in the marketplace, our business may fail.

We believe that the importance of brand recognition will increase over time. In order to gain brand recognition, we believe we must increase our marketing and advertising budgets to create and maintain brand name loyalty thru the promotion of and development of our afflation with the PT’s, Diamond Cabaret, and The Penthouse Club names. We do not know whether these efforts will lead to greater brand recognition. If we are unable to effectively promote our brand and establish a leading position in the marketplace, our operations will suffer.

•	We must continue to meet the American Stock Exchange continued listing requirements or we risk delisting.

Our securities are currently listed for trading on the American Stock Exchange (AMEX). We must continue to satisfy AMEX’s continued listing requirements or risk delisting of our securities which would have an adverse effect on our business. If our securities are de-listed from the AMEX, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

•	Our acquisitions of companies may result in disruptions in business and diversion of management’s attention.

We may make acquisitions of complementary nightclubs, restaurants or related operations. Any acquisitions will require the integration of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Such acquisitions may disrupt our operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and partners. We may also have to or choose to incur debt or issue equity securities to pay for any future acquisitions. These issuances could be substantially dilutive to stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired business, products or person with existing operation, we may not receive the benefits of the acquisitions, and our revenues and stock trading price may decrease.

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

As of March 17, 2006, we have 8,656,569 shares of common stock outstanding, out of a total of 50,000,000 shares of common stock authorized and 892,546 shares of Series A preferred stock out of a total of 1,000,000 shares authorized out of 1,000,000 shares authorized for future issuance under our Articles of Incorporation. This does not include 354,490 shares of common stock reserved for issuance under our 2002 Stock Option and Stock Bonus Plan, 49,043 shares of common stock reserved for issuance under our 2003 Stock Option and Stock Bonus Plan, and 1,000,000 shares of common stock reserved for issuance under our 2004 Stock Option and Appreciation Rights Plan.

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

Since our inception we have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. In 2005 and 2004, preferred stock dividends of $1,501,731 and $323,460 were paid. We expect that future earnings applicable to the common shareholders, if any, will be used for working capital and to finance growth.

•	Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 17, 2006, we have authorized shares of which 8,656,569 shares of common stock are issued and outstanding.

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

Public stock markets have experienced, and are currently experiencing, substantial price and trading volume volatility. These broad market fluctuations may adversely affect the market price of our securities. In addition, fluctuations in our stock price may have made our stock attractive to momentum, hedge or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.

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

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2007. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2007 and future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Item 2. Description of Property

Corporate Offices

Our corporate offices are located at 390 Union Boulevard, Suite 540, Lakewood, Colorado 80228, where we share an approximately 4196 square foot facility with IEC, our wholly-owned subsidiary which currently manages all nightclubs that we own and all other nightclubs owned or controlled by our Chairman, Troy H. Lowrie. All nightclubs managed by IEC pay their proportionate share of IEC’s general operating and administrative expenses. We pay a monthly rent of approximately $5,200 to an unaffiliated third party. The lease term on this facility expires on November 1, 2009. We anticipate that this arrangement will continue at least through the end of the lease and we have the option to continue month to month at the prevailing market rate. We believe that our existing facility is adequate to support our existing operations and that, if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Our Nightclubs

Each of our adult entertainment nightclub businesses is held in separately-owned subsidiary corporations, limited liability companies or limited partnerships and the related real estate and leases are held by a wholly-owned subsidiary corporation, VCG Real Estate Holding Corp (“VCGRE”) as follows:

Name of the Club	Club Ownership	Operated by VCG affiliates since	Location, Square Footage	Building Owned by VCGRE
The Indianapolis Club	Indy Restaurant Concepts, Inc. (1)	6/30/02	Indianapolis, IN 9,200 square ft.	Yes
The St. Louis Club	Platinum of Illinois, Incorporated. (2)	5/1/02	Brooklyn, IL 9,000 square feet	Yes
The Phoenix Club	Epicurean Enterprises, LLC (3)	11/2/04	Phoenix, AZ 14,000 square feet	Yes
The Centerfolds Club	VCG Restaurant Concepts, Inc. (4)	6/30/04	Denver, CO 8,000 square feet	No (4)
The Diamond Cabaret	Glenarm Restaurant, LLC (5)	10/8/04	Denver, CO 36,000 square feet	No (5)
The Penthouse Club	Glendale Restaurant Concepts, LP (6)	6/30/04	Denver, CO 9,600 square feet	No (6)

(1)	An Indiana corporation and wholly-owned subsidiary of VCG. VCGRE leases the remainder of the 28,000 square foot building to an unaffiliated third party.
(2)	An Illinois corporation and wholly-owned subsidiary of VCG.
(3)	An Arizona limited liability company and wholly-owned subsidiary of VCG.
(4)	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $14,500 per month. The lease term expires on January 31, 2010 and has an additional five year option until 2015.

(5)	A Colorado limited liability company and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $40,000 per month. The lease term expires on October 2015 and has three additional options that expire October 2029.
(6)	A Colorado limited partnership, 93% owned by VCG, including the 1% general partnership interest. The building is leased from Lowrie Management LLLP, controlled by our Chairman, Troy H. Lowrie, for $12,500 per month. The lease term expires July 2015 and has three five year options to extend that expire July 2029.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

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

	High	Low
2004
First Quarter	3.25	3.00
Second Quarter	3.45	3.00
Third Quarter	3.45	2.90
Fourth Quarter	3.50	2.88

2005
First Quarter	3.25	2.50
Second Quarter	3.25	2.40
Third Quarter	2.76	1.76
Fourth Quarter	2.00	1.27

On March 17, 2006, the closing bid price for a share of our common stock was $1.40

Holders

As of March 17, 2006, there were approximately 526 holders of record of our common stock, which number does include common stockholders shares held in a “nominee” or “street name.”

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

Recent Sales of Unregistered Securities

We had no sales of unregistered securities during the twelve month period ended December 31, 2005

Convertible Notes Payable

On November 9, 2004, we sold $1,250,000 of 12% convertible subordinated notes in a private placement transaction. The notes, which were issued by our wholly-owned subsidiary, Glenarm Restaurant LLC (Glenarm), have a term of two years and are convertible into shares of our common stock at a conversion price of $2.00 per share at the option of the noteholders. In addition, for every $10,000 principal amount of the notes purchased, an investor in the private placement received a 5-year warrant to purchase up to 1,250 common stock shares at an exercise price of $3.00 per share and a warrant to purchase up to 1,250 common stock shares at an exercise price of $4.00 per share. We also agreed to use our reasonable best efforts to prepare and file within 30 days of the final closing in the private placement a registration statement to permit resale of all of our securities sold in the private placement. This registration statement was not effective within 90 days from the final closing in the private placement we provided partial compensation, payable in cash, for such failure to our noteholders in the amount equal to 1.5% of the purchase price for each month until a registration statements is filed and declared effective, this payment was $37,500. Also, some purchasers obtained the right to purchase an additional $1,500,000 of the notes and warrants at the conversion price equal to $3.51 per share, and additional five year warrants exercisable at $3.86 and $4.21. Also, as an additional consideration to the investors in the private placement, upon the purchase of our securities, Glenarm has granted a perfected priority security interest in all of its assets, including goods and equipment, to the investors in the private placement pursuant to a certain security agreement with such investors.

Westminster Securities Corporation acted as an exclusive placement agent in the private placement. We paid Westminster a commission equal to twelve percent (12%) of the dollar value of the aggregate number of securities sold in the private placement (which is equal to $150,000), and issued 5-year placement agent’s warrants to individuals affiliated with Westminster to purchase a number of shares of our common stock equal, in the aggregate, to twelve percent (12%) of common stock shares underlying the notes and warrants sold in the private placement, with an exercise price of $2.00 per share. Also, we issued 5-year financial advisor’s warrants to individuals in the private placement to purchase an aggregate amount of 200,000 shares of our common stock, with an exercise price of $2.50 per share. The calculated value of these warrants was $216,727 that is being amortized over the life of the contract. In addition to the right of exercise, the holders of financial advisor’s and placement agent’s warrants have the right to make a cashless exercise of their respective warrants into shares of our common stock as provided in the warrant agreement.

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

During 2005 we registered 1,300,000 shares of our common pursuant to the agreements in the convertible note documents. The holders of these notes converted $109,000 of the notes at $2.00 per share or 54,500 shares.

Preferred Stock

We have authorized 1,000,000 shares of the Series A Preferred Stock. We issued 947,000 shares of Series A Preferred Stock at $10.00 per share to 45 shareholders. The Series A Preferred Stock is callable after September 24, 2005. It is convertible after the call at the option of the shareholder only if the shares are trading above $5.34 per share at the time of the conversion. At any time after September 24, 2005 the shareholders with 90 days notice can put the shares back to the company at $10.00 per share . Our Board of Directors has authorized the payment of an 18% cash dividend to be paid monthly to the shareholders of record on the 24th of each month. In September, 2005, the holders of the Series A Preferred Stock were asked to approve a change to the terms of the Series A Preferred Stock under which the annual dividend rate would be reduced from 18% to 10% per annum in exchange for which the conversion price of the Series A preferred Stock would be reduced to $2.50 per share. The Series A Preferred Stock shareholders voted and approved the changes effective September 25, 2005. We paid $1,501,731 and $323,460 to the Series A Preferred shareholders for the years ended December 31, 2005 and 2004.

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

General

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the past performance, its financial condition and its prospects in the future. We will discuss and provide our analysis of the following:

•	Overview of the business

•	Critical accounting policies

•	Results of operations

•	Overview of business segments

•	Liquidity, capital resources and outlook for 2006

•	New accounting pronouncements

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

The aggregate cost of acquisition and build out for these seven clubs was approximately $28 million.

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

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the Untied States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result, they are subject to uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. All historical numbers are presented on a consolidated basis that includes all acquisitions and eliminates inter-company transactions.

Principles of Consolidation

The consolidated financial statements include the accounts of VCG Holding and its subsidiaries and Platinum of Illinois, Incorporated; Indy Restaurant Concepts, Inc. (INDY), Tennessee Restaurant Concepts, Inc. (TRC), VCG Real Estate Holding, Inc., Glendale Restaurant Concepts, LP (GRC), International Entertainment Consultants, Inc., Epicurean Enterprises, LLC, and VCG Restaurant Denver (VCGD), Inc. for all periods presented; Glenarm Restaurant LLC from the date of inception (October 8, 2004). All significant inter-company balances and transactions are eliminated in the consolidation. We are reporting our consolidated operations under the guidance of ARB 51, as amended by FASB 94 for consolidated companies.

The 2004 financial statements have been adjusted for the discontinued operation of a component (TRC) the restatement reduces the revenue by $886, 221 and all related expense items (see Note 6 to the financial statements) and has no effect on net income.

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

Goodwill

We adopted the Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets” on April 30, 2002. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. The adoption of this statement did not have a material effect on our financial position or results of operations as no adjustment was needed at December 31, 2005 and 2004.

Property and Equipment

Property and equipment are stated at cost. Cost of property renovations or improvements are capitalized; costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

Building and improvements	40 years
Leasehold improvements	7-25years
Equipment, furniture and signs	5-7 years

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

Results of Operations

The nature of our operations, and the locations in which we operate create certain challenges and risks to us. These challenges and risks are discussed in Item I of this Annual Report. However certain of these factors are especially important to this discussion and to understanding our results of operations, financial condition and cash flows, and the reasons why historical financial results may not be indicative of our future operating performance.

Consolidated Results of Operations

Key selected financial and operating data for the years ended December 31, 2005 and 2004 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment, in the next section “Business Segments and Results”

	December 31,		Percent Change 2005 vs. 2004
	2005	2004
Revenues
Sale of alcoholic beverages	$7,108,290	$4,386,146	62.1
Sale of food and merchandise	1,279,156	648,636	97.2
Service revenue	3,965,572	3,240,003	22.4
Other	4,643,635	3,944,799	17.7
Total Revenue	$16,996,653	$12,219,584	39.1
Operating Expenses
Cost of goods sold	2,393,437	1,289,118	85.7
Salaries and wages	6,028,694	4,703,486	28.2
Management fee	—	12,200	*
Other general and administrative
Taxes and licenses	323,513	398,617	(18.8)
Charge cards and bank fees	240,914	122,975	95.9
Rent	865,633	405,356	113.6
Legal and professional	581,670	468,098	24.3
Advertising and marketing	693,729	636,924	8.9
Other	3,259,999	2,184,458	49.24
Depreciation & amortization	856,439	551,927	55.2
Total operating expenses	15,244,028	10,773,159	41.5
Income from operations	1,752,625	1,446,425	21.2
Interest Expense	1,347,951	1,428,113	(5.6)
Interest Income	68,534	138,402	(50.5)
Other income (expense)	(184)	78,764	*
Loss on Options	—	764,957	*
Bad debt	—	617,404	*
Income tax provision	—	(400,749)	*
Minority interest expense	28,969	37,177	*
Income (loss) from continuing operations	444,055	(783,311)	*
Discontinued component income (loss)	(29,576)	(1,014,850)	*
Net (loss) Income	$414,479	$(1,798,161)	*

Earnings (loss) per share
Income (loss) from continuing operations	$0.05	$(0.10)	*
Income (loss) from discontinued component	$(0.00)	$(0.12)	*
Preferred stock dividend	$(0.20)	$(0.04)	*

Net (loss) Income applicable to common shareholder	$(0.15)	$(0.26)	*

*	Not meaningful

Revenues

Our revenues from our owned clubs include revenues from the sale of alcoholic beverages, food and merchandise, and service revenues, which include the fees entertainers pay us to be allowed to perform at our clubs and fees we charge for admission to our clubs. Those revenues increased from $12,219,584 for the year ended December 31, 2004 to $16,996,653 for the year ended December 31, 2005. The increase for the year ended December 31, 2005 of $4,777,069, or 39.1%, resulted principally from the opening of our new clubs in Phoenix and Denver, which generated approximately $5,900,000 of revenues for the year ended December 31, 2005. The change in the revenues at our “existing clubs” (i.e., the clubs open for the same period throughout both 2004 and 2005) ranged from a decrease of 32.46% to an increase of 48.82%. The 2005 same store revenue was an increase of $251,656, net of increases and decreases, or an increase of 2.8%. The clubs that had decrease in revenues for the same periods ended 2004 and 2005 were as follows: Penthouse Phoenix 32.46%, Penthouse Denver 15.12%, and Platinum Club St. Louis 3.15%. The clubs with increases in revenues for the same periods ended 2004 and 2005 were as follows: Pt’s Indy .92%, VCGD (Centerfolds) 36.16%, and Diamond Cabaret Denver 48.82% (includes revenues from Tabu). We have reviewed the performance of each of the clubs to determine the reason of the increase or decrease in revenue for 2005.

The following is a summary of our findings and our view of the tread forward:

•	Penthouse Phoenix. The club is in its first full year of operations at a location that had not had any club operations for many years. It is our experience that a club usually opens strong, partly as a result of promotional and marketing activities, but then in the months following its opening there is a decrease in revenue as the club builds its base customers. We have made adjustments to our marketing and our target customer and have seen increases month to month revenue in the revenues in late 2005 and early 2006. We believe the trend will continue into 2006.

•	Penthouse Denver. The club was remodeled in 2003 and opened in 2004 as a Penthouse Club. The remodel was completed to upgrade the club based on the requirements demanded by Penthouse involving the facility and level of clientele. The club experienced very good results from the remodel and the Penthouse name in early 2004. The decrease in revenue in 2005 as compared to 2004 was in the first half of the year and we have seen the revenue performance of the club become more consistent and stable since July of 2005. We continue to work on ways to draw more customers and generate additional revenue at this location.

•	Platinum Club, St Louis. During 2003 the club was affected by a bridge closure that connects St. Louis with the club. The decrease in revenue between 2005 and 2004 was much less that the decrease during the same period of the prior year. The bridge is expected to reopen in mid 2006 and we changed the name of the club to Pt’s Brooklyn in the latter part of 2005 have seen the customer base begin to increase. This trend has continued in 2006, as we have seen in month on month revenue as compared to the same months of the prior year.

•	Pt’s Indy. This club has been in operations for 18 years and has had a consistent customer base and revenue stream. The increase in revenue was less then 1% for 2005 which was in line with our expectations. However, we continue to look for ways to increase customer base and revenue.

•	VCGD, Centerfolds. This was an established club when we took over management and ownership. The club reopened with a substantial renovation and new approach. We remodeled the club, changed the hours of operations, targeted a college age customer base and all of these steps have improved the club’s performance. We have seen the pace of revenue growth decrease in the latter part of 2005, but still expect growth in the 2006 revenue.

•	Diamond Cabaret Denver. When we purchased this club it was a well-established club in the heart of downtown Denver. The Denver convention center has doubled its size and the city has several new hotels in the area with more development to come. We remodeled the Club, opened Tabu (a dance club) on the second floor and have continued to market this club as an upscale club. The results have been within our expectations and we feel that the club will continue the same trend for 2006.

•	Other revenues, which are comprised principally of the management fees that IEC charges for the management of the clubs that we do not own, ATM fees and other ancillary revenue increased by $704,559 for the year ended December 31, 2005. The increase for the management fees was $90,835 for the year ended December 31, 2005 as compared to the same period for fiscal 2004 and the reflected increases in the expenses we incur in maintaining the services that we provide to these clubs, as our fees to them are based on based on an allocation of the Company’s common expenses incurred in maintaining these functions. The remaining increase of $613,3724 for the year ended December 31, 2005 reflects mainly an increase in ATM fees due to the two new clubs and a change in the structure of the fees charged for the use of the ATM’s at our clubs (from a fixed fee of $10 and a maximum of $200 to a fee of 10% of the transaction, with no limit on the withdraw) that increased revenue by over 70%.

Cost of Goods Sold

For the year ended December 31, 2005, cost of goods sold, which represents the costs of the alcohol, food and merchandise we sell, increased by 85.7% in comparison to the 66.6% increase in the combined revenues from the sales of alcohol and food and merchandise. The relationship of our cost of sales to our revenues from the sale of alcohol and food and merchandise will vary from club to club depending on various factors, including the variety of food offered, whether the club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” clubs will have a greater variety of food offered, a boutique and higher percentage of wine and champagne sales. This will generally produce a lower overall margin on the club’s revenues. The Penthouse clubs in Phoenix and Denver and the Diamond Cabaret are such “upscale” clubs, and their opening/acquisition had the effect of increasing our cost of goods sold as a percentage of our revenues from the sale of alcohol and food and merchandise. We have been pursuing steps which have improved the margins in the upscale clubs and will continue to pursue additional steps. However, on a consolidated basis our gross margin declined for the year ended December 31, 2005 as the result of the faster growth of the revenues from the upscale clubs as compared to the revenues from our other clubs, as a result of which the operations of the upscale clubs (including their lower gross margins) have increased as a percentage of our overall operations.

Salaries and Wages

Salary and wages expenses increase by 28.2% but decreased as a percentage of total revenues to 35.5% for the year ended December 31, 2005 from 38.5% for the year ended December 31, 2004. The decrease reflects the effects of the completion of the Phoenix club, which took over a year to construct and open during which period we were incurring costs for local management to oversee the construction and additional labor for the set-up of the club. Salaries and wages may increase relative to revenues during periods in which we are constructing or opening new clubs, but as expected to we have obtained a decrease the amount of salaries and wages as a percentage of revenues.

Other General and Administrative Expenses

Rent increased $460,027 or 113.6% for the year ended December 31, 2005 as compared to the same period in fiscal 2004. This increase was due to adding a club, Diamond Cabaret, for which we pay rent ($400,000 for ten months), an increase in the rent of $3,000 per month for the Centerfolds club, and miscellaneous additional parking lot and equipment rents.

Legal and professional expenses increased by $113,572 or 24.3% for the year ended December 31, 2005 as compared to the same period fiscal 2004. The increase for the year ending December 31, 2005 was due to increased audit costs, legal fees related to the preparation of the amended 10-KSB and other public report of the Company, and fees related to employee leasing program used for management personnel.

Advertising and marketing expenses increased $56,805, representing a 8.9% increase for the year ended December 31, 2005 over the same period in fiscal 2004. The increases are attributable to the advertising for the opening of the new clubs in Denver and Phoenix, including the additional marketing of the dance club in Denver.

Other general and administrative expenses increased by $1,075,541 for the year ended December 31, 2005 as compared to the same period fiscal 2004. Approximately $875,000 of the increase for the year ended December 31, 2005 relates directly to the increase in our operations as reflected in the growth in our revenues. The balance of the increase for the year ended December 31, 2005 was due to increase in corporate expenses related to financial advisory services and acquisition investigations, which includes $135,455 of amortization of fees related to the financial advisory warrants issued for services.

Depreciation and Amortization

Depreciation and amortization increased by $304,512 or 55.2% for the year ended December 31, 2005 as compared to the same period in 2004. These increases were due to the completion and opening of the club in Phoenix, which generated depreciation for the building, improvements and equipment of approximately $227,000, and the acquisition of club in Denver and completion of Tabu (dance club), which increased depreciation expense by approximately $70,000.

Interest Expense

Interest expense has decreased $80,162 or 5.6%, during the year ended December 31, 2005 as compared to the same period in 2004. We had increased borrowings for acquisition and capital expenditures during 2004 that are reflected by whole year of expense in 2005. In connection with the sale of the convertible subordinated notes, non-cash accounting charge of $812,500 was incurred due to the fact that the conversion price is $2.00 per share and the market price for our common stock was $3.30 on the closing date of the transaction. An entry to record $812,500 as a contribution to capital and an entry to record $812,500 of interest expense was recorded on November 9, 2004. This amount represented earnings per share from continuing operations charge of $.10 per share. This transaction did not have a similar charge in 2005. The interest expense represents $0.16 per share for the year 2005 and $0.17 per share for the year of 2004. In addition the non cash charges to interest, which include the charge discussed above and amortization of loan fees related to the borrowings is $300,880 for the year ended December 31, 2005 and $949,613 for the year ended December 31, 2004.

Interest Income

Interest income decreased $69,868 or 50.5% for the year ended December 31, 2005. More than a half of that decrease was related to the note receivable for our Chairman and CEO, Troy H. Lowrie, related to the Denver, CO club. The note was retired on June 30, 2004 and interest income was reduced by $29,250 per quarter. During the first two quarters of fiscal 2004 interest income was generated from the temporary investment of funds that were raised to finance the acquisition of the club in Denver and the construction of the club in Phoenix. Those funds were expended in the later parts of fiscal 2004 on those projects, reducing invested funds and interest income.

Loss on Options to Purchase

The loss on options for the year ended December 31, 2005 was $0 as compared to $764,957 the year ended December 31, 2004. The loss on options was comprised of the following: (i) $249,957 that represents the non-refundable option money given to the seller of club in Minnesota and the related due diligence costs associated with proposed purchase of the club and (ii) $500,000 for the purchase of a 49% interest in a Hawaii club. We elected not to proceed with the purchase of such club.

Bad Debt

We did not have a reserve for bad debt for the year ended December 31, 2005 as compared to the bad debt of $617,404 for the year ended December 31, 2004. The reserve represents the total amount advanced to the Hawaii club to complete construction and open for business. The results of operations from that club resulted in a significant loss and the club has been closed.

Discontinued Operations

As discussed in Note 6 of Notes to Consolidated Financial Statements, in the fourth quarter of fiscal 2004 the Company adopted a plan to dispose of the operations and real estate related to the operations of Tennessee Restaurant Concepts, Inc. (“TRC”), which operated the Company’s club in Memphis, Tennessee. The Company had acquired TRC in 2002. The sale closed in January 2005. As a result, in the fourth quarter of fiscal 2004 the Company reclassified TRC’s assets as assets to be disposed of, its liabilities as liabilities of discontinued operation, and its results of operations as operations of a discontinued component. The accompanying consolidated statement of income for the year ended December 31, 2004 has been adjusted to reclassify the operations of TRC as discontinued operations. Note 6 of Notes to the Consolidated Financial Statements contain information on the revenues and expenses of TRC reclassified to discontinued operations. The loss from discontinued operations for the year ended December 31, 2005 reflect the seven days of operations in 2005 and unforeseen wind-up costs during 2005 not included in the impairment calculation.

Net income (loss)

Net income was $414,479 for the year ended December 31, 2005 as compared with $(1,798,161) for the same period in 2004. The loss for the year ended December 31, 2004 has three elements that are one time or unusual transactions: (1) the Phoenix Club was a year under construction and there were approximately $400,000 in period costs during the construction with no revenue; (2) there were two locations/markets, Minnesota and Hawaii, that we attempted to enter and, having conducted due diligence, decided to withdraw, which resulted in the loss in the amount of $249,957; the total of the Hawaii loss is $1,117,404 and is broken into two parts in our financial statements: $500,000 that represents the original option (shown as part of the option loss and advances of $617,404 that we made for the construction of the club that has been reserved as a bad debt); (3) we determined that the Memphis market was not going produce the results that we expected and the board approved the sale of our Memphis, TN club that resulted in a loss on disposal of $810,572 plus the operating loss during the past year and half, net of income taxes, in the total amount of $243,641.

Net Income Applicable to Common Shareholders and Earnings Per Share

For the year ended December 31, 2005, we paid or accrued dividends of $1,685,730 that included $184,000 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net loss applicable to common shareholders of $1,135,796 for the year ended

December 31, 2005 as compared to net loss applicable to common shareholders of $2,121,621 for the year ended December 31, 2004 that included a paid or accrued dividend of $323,460. As of December 31, 2005 there are 892,546 shares of Series A Preferred Stock outstanding. We had issued 947,000 shares of Series A Preferred Stock but during the fourth quarter of 2005 we had 54,454 shares “put” for redemption. Each share is entitled to an annual dividend of 18% on the basis of the $10.00 per share price at which the shares were sold. The dividend is payable in cash monthly to the holders of the Series A Preferred Stock on the 24th of each month. As a result, we will incur a cash dividend charge of $426,150 and amortization of preferred stock offering costs each quarter, which will reduce net income applicable to common stockholders, until such time, if any, as shares of the Series A Preferred Stock are redeemed (either at our option or the option of the holder) or are converted into shares of our common stock. The rate of dividend to be paid for changed effective September 25, 2005 to an annual dividend rate of 10% on the basis of the $10.00 per share price at which the shares were sold. We incurred a cash dividend charge of $236,750 and amortization of preferred stock offering costs for the 4th quarter of 2005. We have had “puts” in 2006 and have reduced the cash dividend to approximately $74,000 per month and the remaining fees to be amortized are $23,380 all of which will be charged in the first quarter of 2006.

Business Segments and Results

The following table sets forth certain information about each segment’s financial information for the years ended December 31, 2005 and 2004:

	December 31,
	2005	2004
Business segment sales:
Night clubs	$14,051,483	$9,388,580
Management	2,945,170	2,831,004

	$16,996,653	$12,219,584

Business segment operating income
Night clubs	$1,736,045	$1,433,091
Management	16,580	13,334

	$1,752,625	$1,446,425

Business segment assets
Night clubs	$27,163,818	$28,501,273
Management	695,248	655,306

	$27,859,066	$29,156,579

Business segment liabilities
Night clubs	$15,327,975	$16,206,714
Management	562,040	528,573

	$15,890,015	$16,735,287

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

Liquidity and Capital Resources

The level of current assets and liabilities necessary for nightclub operations does not materially fluctuate and is very predictable, and we anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next twelve months, the primary source of our liquidity, since we began our operations in April 2002. We have acquired seven existing nightclub operations for a total cost of approximately $28 million. We funded these acquisitions primarily through issuances of our common and preferred stock (approximately $14 million) and assumptions of indebtedness (approximately $14 million). The acquisition or construction of additional clubs will require us to obtain additional debt or equity capital. There can be no assurance that such capital will continue to be available upon terms that are acceptable to us, if such financing is available at all. An inability to obtain such additional financing could have an adverse effect on our strategy of growth through the acquisition of clubs, the upgrade of existing clubs and the development and construction of clubs in areas that are not market saturated and already receptive to well-managed upscale clubs.

Working Capital

At December 31, 2005 and December 31, 2004, the Company had cash and cash equivalents of $548,000 and $629,000 and total current assets of $2,100,000 and $2,100,000, respectively. Our current liabilities exceeded our current assets by $4,400,000 and $6,630,000 at December 31, 2005 and December 31, 2004. Of the current liabilities at December 31, 2005, $1,830,000 is due to Lowrie Management, LLLP and another $2,000,000 of current liabilities are guaranteed by Mr. Lowrie. We will attempt to extend the terms of these liabilities or extinguish them through the issuance of equity securities. However, there can be no assurance that we will be able to accomplish such extensions or conversions.

As of December 31, 2005 we have no available lines of credit or other unused borrowing facilities, but have negotiated with a new bank a complete refinance of our short-term credit. On January 5, 2005, we completed the sale of TRC for $1.6 million, of which $400,000 was paid to us in cash and the remaining $1,200,000 was paid to us in notes due over the next four and half years. In July 2005 the buyer paid $600,000 of the note which we applied to the note payable related to the building sold in Tennessee. The balance of $734,000 due at the time of was reduced to $90,000 as part of the payment we received and the restructure of the bank note.

In November 2004 we placed $1,250,000 of convertible subordinated notes. The notes are convertible into shares of our common stock at a conversion price of $2.00 per share. As of December 31, 2005 $109,000 of the notes had been converted into 54,500 shares of common stock. While the conversion of the notes would not provide us with additional capital, such conversion would eliminate the related interest expense and improve our debt to equity ratio. In addition, the purchasers of the notes were issued an aggregate of 156,250 warrants exercisable for five years at an exercise price of $3.00 per share, and an aggregate of 156,250 warrants exercisable for five years at an exercise price of $4.00 per share. The exercise of any of the warrants would provide us with additional capital.

Certain purchasers of the convertible subordinated notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issues in November 2004, but having a conversion price that reflects a premium to the average closing prices for our common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. As of December 31, 2005 no additional convertible subordinated notes have been issued pursuant to this right.

As of December 31, 2005 we have outstanding 892,546 shares of our Series A Preferred Stock. The Series A Preferred Stock is redeemable (i) at the option of the holders at $10.00 per share upon ninety days written notice at any time one year after its issuance, or (ii) by us at $10.00 per share immediately upon written notice to the holders after one year. In addition, the Series A Preferred Stock is convertible at the option of the holders into shares of common stock at a conversion price equal to the greater of $4.00 or 75% of the 30 day moving average of the market price of our common stock on the date of conversion.

In September, 2005, we asked the holders of the Series A Preferred Stock to approve a change to the terms of the Series A Preferred Stock under which the annual dividend rate would be reduced from 18% to 10% per annum in exchange for which the conversion price of the Series A preferred Stock would be reduced to $2.50 per share. The Series A Preferred Stock shareholders approved the proposed changes effective September 25, 2005.

During the fourth quarter 2005, Series A Preferred Stock shareholders exercised the “put” right for redemption approximately 277,000 shares (aggregate redemption of approximately $2,770,000) which must be redeemed by December 24, 2005. Management has been in discussions with the holders of shares of the Series A Preferred Stock to obtain the conversion of such securities into shares of our common stock, as of December 31, 2005 only received one written commitments for conversion and was converted to 20,000 shares of common stock from 50,000 shares of Series A Preferred. Because we were unable to obtain the needed conversion of the Series A preferred Stock into common stock, we had to use capital resources to redeem them beginning in the fourth quarter of fiscal 2005 and in the first quarter of fiscal 2006. We were able to obtain short-term funding of approximately $1,600,000 to include the “puts” received for both 2005 and January 2006. The short-term funding was obtained from two sources: borrowings secured by certain cash assets owned by Lowrie Management and a borrowing secured by the note receivable held by us from the sale of TRC. The balance of $1,170,000 “puts” were replaced by other preferred stockholders including Lowrie Management, members of the Lowrie family and our Chief Financial Officer. We still have $327,500 of the “puts that are unfunded and due in middle of April 2006. We are working to raise capital to fund these “puts” of Series A Preferred Stock. We have a longer term plan that refinances most of our short-term borrowing and provides some additional capital. Under that plan we have a commitment from a bank to borrow $2,700,000 that would pay approximately $2,350,000 of short-term bank debt, with the remaining proceeds of $350,000 applied to the redemption of shares of Series A Preferred Stock or remain available for future redemptions. The borrowing will be effected by a ten year note fully amortizing at 8.5% fixed for the first four years secured by the certain cash assets owned by Lowrie Management. We expect to realize cash flow savings under the terms of this borrowing of approximately $14,000 per month. In addition, we have the agreement of Lowrie Management to changes the terms of its $4,000,000 note secured by a 90% limited partnership interest in Glendale Restaurant Concepts LP. The note has $1,000,000 payment due on July 1, 2006 and with additional $1,000,000 payments due each six months thereafter. We have been paying interest only at 7.5% per annum. Lowrie Management has agreed to the same terms as we are paying the bank. The terms are amortized over ten years with an interest rate of 8.5% for the first four years. This would change our monthly payment to $49,594 per month from $25,000 per month and we would have to payment the $1,000,000 installments due over the next two years. This financing plan will increase our debt related cash outflows by approximately $115,000 per year, but will extend the amortization of $6,700,000 of our debt from less than three years to ten years. We have a commitment letter from the bank dated January 12, 2006 are to close by the end of March 2006. We have a verbal commitment from Lowrie Management and are in the process of creating a new promissory note reflecting the agreed to terms outline above. However, there can be no assurance that either of these plans will be when implemented will completely provide the capital we might need. A failure to obtain the needed capital could have a material adverse impact on our liquidity and future operations.

Capital Resources

We had stockholders’ equity of $3,043,588 at December 31, 2005 and $3,541,292 at December 31, 2004. The change is the result of the income during the year, proceeds from the sale of shares of common stock, common stock issued for services, conversion of debt and preferred stock to common stock and a reduction in retained earning from the payment of preferred stock dividends.

The net cash provided by operating activities was $1,858,198 for the year ended December 31, 2005 and $1,256,169 for the year ended December 31, 2004. The increase in the cash flow provided by operations was principally due to the increase in our net income for those periods.

The net cash used by investing activities for the year ended December 31, 2005 was $776,117; $308,701 for the purchase of investments and $880,283 was for equipment and improvements primarily at the Denver club. This was offset by $417,200 of investing cash inflows from our sale of TRC and some equipment. The net investing cash outflows for the year ended December 31, 2005 were financed from cash flows from operations. The net cash used by investing activities for the year ended December 31, 2004 was $10,168,385, resulting from the use of $4,518,916 for equipment and leaseholds at the clubs Denver and Phoenix, $1,784,008 for investments, $48,905 for licenses, $424,429 in construction period interest and taxes, $4,994,177 purchase of goodwill, and offset by $301,992 from sale of marketable securities and equipment and the receipt of payment of $1,300,000 note receivable. These net cash outflows were financed principally from cash flows from operations and new debt financing.

Net cash used for financing activities for the year ended December 31, 2005 was $1,163,753. We used $2,995,379 to repay debt, $150,355 to make payments on capital leases, and $1,501,730 to make preferred stock dividend payments. These financing cash outflows were partially offset by $606,659 we obtained from the issuance of preferred stock, net of preferred stock offering costs and sale of common stock and proceeds from new debt of $2,270,000 and payments of $607,052 received from the note related to the sale of TRC and related building. The net cash obtained from financing activities for the year ended December 31, 2004 was $9,123,163. We obtained $10,244,619 from the issuance of new debt, $4,970,672 from the issuance of preferred stock, net of preferred stock offering costs and $485,000 provided by the issuance of common stock. Cash of $5,946,594 was applied to the reduction of debt, $160,500 to costs financing and $146,574 to make payments on capital leases.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
Long-term Debt (1)	$13,498,010	$5,196,928	$6,450,751	$884,292	$966,039
Capital Leases	$1,251,310	$245,885	$984,250	$21,175	—
Operating Leases	$20,859,581	$874,912	$1,752,272	$2,427,587	$15,804,810

(1)	- The interest obligation on the debt is not included as much of the debt has variable interest rates.
(Note)	- The table above excludes any obligation that the Company may incur as the result of its obligation to redeem shares of its Series A Preferred Stock to the extent such shares are presented for redemption by the holders. See Note 12 of Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151,”Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153,”Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29,”Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In May, 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial condition).

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

VCG Holding Corp.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of VCG Holding Corp. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of VCG Holding Corp. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado March 3, 2006	Causey Demgen & Moore Inc.

VCG Holding Corp.

Consolidated Balance Sheets

	2005	2004
Assets
Current Assets
Cash & cash equivalents	$547,937	$629,609
Investments	308,701	—
Other receivables	201,030	448,594
Inventories	410,536	372,020
Prepaid expenses	350,112	327,016
Income taxes receivable	272,244	367,559

Total Current Assets	2,090,560	2,144,798

Property, Plant and Equipment
Property, plant and equipment	15,743,283	14,884,612
Less accumulated depreciation	1,529,150	674,373

Net property, plant and equipment	14,214,133	14,210,239

Other Assets
Long-term portion of other receivables	587,933	—
Deposits	82,544	69,373
License Costs	247,854	230,015
Loan Fees, net	348,458	547,481
Goodwill	10,107,414	10,107,414
Plans and drawings	75,628	75,628
Deferred offering costs	104,541	174,377
Assets to be disposed of	—	1,597,254

Total Other Assets	11,554,372	12,801,542

Total Assets	$27,859,065	$29,156,579

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$613,164	$338,049
Accrued expenses	517,907	820,223
Due to related parties	—	200,000
Deferred revenue	29,752	—
Current portion of capitalized lease	172,363	154,355
Current portion of long-term debt	5,196,928	7,263,939

Total current liabilities	6,530,114	8,776,566

Long-term Debt
Liabilities to be disposed of	—	778,827
Capitalized lease	972,000	1,140,364
Long-term debt	8,301,082	5,942,482

Total long-term debt	9,273,082	7,861,673

Minority Interest Liability	86,819	97,048

Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized; 892,546 (2005) and 888,000 (2003) shares issued and outstanding	8,925,462	8,880,000

Stockholder’s Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 8,656,569 (2005) and 8,376,559 (2004) shares issued and outstanding	867	838
Paid-in capital	5,720,661	4,947,143
Retained earnings	(2,677,940)	(1,406,689)

Total stockholders’ equity	3,043,588	3,541,292

Total Liabilities and Stockholders’ Equity	$27,859,065	$29,156,579

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Operations

For the years ended,

	December 31,
	2005	2004
Revenues
Sales of alcoholic beverages	$7,108,290	$4,386,146
Sales of food and merchandise	1,279,156	648,636
Service revenue	3,965,572	3,240,003
Management fees and other income	4,643,635	3,944,799

Total revenue	16,996,653	12,219,584

Operating Expenses
Cost of goods sold	2,393,437	1,289,118
Salaries and wages	6,028,694	4,703,486
Management fee	—	12,200
Other general and administrative
Taxes and permits	323,513	398,617
Charge card and bank fees	240,914	122,975
Rent	865,633	405,356
Legal and professional	581,670	468,098
Advertising and marketing	693,729	636,924
Other	3,259,999	2,184,458
Depreciation & amortization	856,439	551,927

Total operating expenses	15,244,028	10,773,159

Income from operations	1,752,625	1,446,425

Other income (expenses)
Interest expense	(1,347,951)	(1,428,113)
Interest income	68,534	138,402
Gain on sale of assets	(1,449)	11,379
Gain on sale of marketable securities	1,265	67,385
Loss on options	—	(764,957)
Bad debt on uncollectible note receivable	—	(617,404)

Total Other Income (Expenses)	(1,279,601)	(2,593,308)

Income (loss) from continuing operations before income taxes	473,024	(1,146,883)

Income tax expense (benefit) – current	—	(314,402)
Income tax expense (benefit) – deferred	—	(86,347)

Total income taxes	—	(400,749)

Minority interest expense	(28,969)	(37,177)

Income (loss) from continuing operations	444,055	(783,311)

Income (loss) from discontinued operations
Income (loss) from operations of discontinued component, including loss on disposal of $810,572 (2004)	(29,576)	(1,075,184)
Income taxes on discontinues component	—	60,334

Income (loss) from discontinued operations	(29,576)	(1,014,850)

Net income (loss)	414,479	(1,798,161)
Preferred stock dividends	(1,685,730)	(323,460)

Net income (loss) applicable to common shareholders	$(1,271,251)	$(2,121,621)

Earnings (loss) per share
Basic and diluted income (loss) per common share
Income (loss) from continuing operations	$0.05	$(0.10)
Income (loss) from discontinued operations	$(0.00)	$(0.12)
Preferred stock dividends	$(0.20)	$(0.04)

Net income (loss) applicable to common shareholders	$(0.15)	$(0.26)

Weighted average shares outstanding	8,477,571	8,121,107

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statement of Stockholders’ Equity

For the years ended December 31, 2005 and 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholder’s Equity
	Shares	Amount
Balances, December 31, 2003	7,976,559	$798	$6,474,570	$1,062,399	$7,537,767
Sale of common stock for cash	50,000	5	107,495	—	107,500
Excess purchase price over book value, VCG Restaurant Denver, Inc.	—	—	(146,383)	—	(146,383)
Shares issued for General Partnership interest of Glendale Restaurant Concepts LP	200,000	20	599,980	—	600,000
Excess purchase price over book value, Glendale Restaurant Concepts LP	—	—	(3,366,004)	—	(3,366,004)
Prior income of VCG Restaurant Denver, Inc. (Jan. 1, 2004 to June 30, 2004)	—	—	—	(53,300)	(53,300)
Prior income of Glendale Restaurant Concepts, LP (Jan. 1,2004 to June 30, 2004)	—	—	—	(294,167)	(294,167)
Issuance of common stock in connection with the receipt of lines of credit	60,000	6	149,994	—	150,000
Issuance of common stock in connection with the payment for services	40,000	4	119,996	—	120,000
Sale of common stock for cash	50,000	5	107,495	—	107,500
Beneficial conversion feature on debt	—	—	900,000	—	900,000
Preferred stock dividend	—	—	—	(323,460)	(323,460)
(Loss) for year ended, December 31, 2004	—	—	—	(1,798,161)	(1,798,161)

Balances, December 31, 2004	8,376,559	$838	$4,947,143	$(1,406,689)	$3,541,292
Sale of common stock for cash	120,510	13	294,082	—	294,095
Issuance of common stock in connection with the payment for services	85,000	9	133,041	—	133,050
Issuance of common stock in connection with the conversion of debt	54,500	5	108,995	—	109,000
Deferred offering costs	—	—	(29,325)	—	(29,325)
Issuance of warrants for services	—	—	216,727	—	216,727
Issuance of common stock in connection with the conversion of preferred stock	20,000	2	49,998	—	50,000
Preferred stock dividend	—	—	—	(1,685,730)	(1,685,730)
Income for year ended, December 31, 2005	—	—	—	414,479	414,479

Balances, December 31, 2005	8,656,569	$867	$5,720,661	$(2,677,940)	$3,043,588

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the years ended,

	December 31,
	2005	2004
Net income (loss)	$414,479	$(1,798,161)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss on discontinued component	—	810,572
Depreciation and amortization	1,192,651	593,073
Beneficial conversion feature on debt	—	819,792
Decrease in other receivables	185,560	1,149,880
(Increase) in inventory	(38,517)	(291,048)
Decrease (increase) in prepaid expenses	43,946	(108,009)
(Gain) on sale of marketable securities	—	(67,385)
(Gain) loss on sale of assets	2,749	(11,379)
Increase (decrease) in trade accounts payable	6,815	483,035
Increase in deferred revenue	29,750	—
Increase (decrease) in income taxes receivable/payable	95,215	(78,498)
Increase (decrease) in deferred income taxes payable	—	(86,346)
Increase (decrease) in accrued expenses	(74,450)	(159,357)

Net cash provided by operating activities	1,858,198	1,256,169

Investing Activities
Investments	(308,701)	(1,784,008)
Purchase of fixed assets	(880,283)	(4,518,916)
Issuance of note receivable	—	1,300,000
Purchase of goodwill and non compete agreement	—	(4,994,177)
Deposits	(38,815)	58
Investment in licenses	34,482	(48,905)
Construction period interest and taxes	—	(424,429)
Proceeds from sale of assets	417,200	301,992

Net cash used by investing activities	(776,117)	(10,168,385)

Financing Activities
Cost of loan fee	—	(160,500)
Payments received on other receivables	607,052	—
Payment on capitalized lease	(150,355)	(146,574)
Proceeds from mortgage and notes payable	2,270,000	10,244,619
Payments on mortgage and notes payable	(2,995,379)	(5,946,594)
Dividends paid on preferred stock	(1,501,730)	(323,460)
Proceeds from preferred stock	219,839	4,970,672
Proceeds from capital contributions	386,820	485,000

Net cash provided (used) by financing activities	(1,163,753)	9,123,163

Net increase (decrease) in cash	(81,672)	210,947
Cash beginning of year	629,609	418,662

Cash end of year	$547,937	$629,609

Taxes paid in cash	$—	$90,000
Interest paid in cash	$1,047,071	$914,726

Supplemental disclosure of non-cash investing and financing activities:

During 2004, the Company paid $600,000 for a General Partnership Interest in Common Stock.

During 2004, the Company paid $150,000 for loan fees in Common Stock.

During 2004, the Company paid $120,000 for services in Common Stock.

During 2004, the Company converted $3,750,000 of notes payable to preferred stock

During 2005, the Company paid $133,050 for services in Common Stock

During 2005, the Company converted $109,000 of convertible notes payable to Common Stock

During 2005, the Company converted $50,000 of preferred stock to Common Stock

The accompanying notes are an integral part of the financial statements

VCG Holding Corp

Notes To Consolidated Financial Statements

For the years ended December 31, 2005 and 2004

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

On June 30, 2004, the Company acquired all of the outstanding capital stock of VCG Restaurant Denver, Inc., a Colorado corporation (“VCGD”), which was valued at $1,300,000 in exchange for payment of a promissory note owned to VCG the Chairman (note 3). VCG was owned 100% by an affiliate of the Company and therefore is treated as being under common control with the Company.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and Platinum of Illinois, Incorporated; Indy Restaurant Concepts, Inc., Tennessee Restaurant Concepts, Inc., VCG Real Estate Holding, Inc., Glendale Restaurant Concepts, LP, International Entertainment Consultants, Inc.; Epicurean Enterprises, LLC.; and VCG Restaurant Denver, Inc.; for all periods presented; Glenarm Restaurant LLC from the date of acquisition (October 8, 2004). All significant inter-company balances and transactions are eliminated in the consolidation. The Company is reporting its consolidated operations under the guidance of ARB 51, as amended by FASB 94 for consolidated companies.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

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

Investments

Investments are short-term in nature and include certificates of deposit and stock fund investments.

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

Property and Equipment

Property and equipment are stated at cost. Cost of property renovations or improvements are capitalized; costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

Building and improvements	40 years
Leasehold improvements	7-25 years
Equipment, furniture and signs	5-7 years

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

2)	Summary of Accounting Policies (Continued)

Other Receivables

The Company considers other receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If accounts become uncollectible, they will be charged to operations when that determination is made. During the year ended December 31, 2004 the Company took a charge to bad debt of $617,404.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company’s excess cash is deposited in liquid low-risk interest bearing accounts within high quality national financial institutions. At December 31, 2005 and 2004 and at various times during the years, the balance at one financial institution exceeded the FDIC limits.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was $693,729 and $636, 924 for the years ended December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying values of cash and cash equivalents and accounts receivable and payable approximate fair value. The Company believes the fair values and the carrying value of the Company’s debt would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at December 31, 2005 and 2004.

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

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

2)	Summary of Accounting Policies (Continued)

Stock Options (Continued)

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25. As no options were issued during 2005 or 2004, SFAS No. 123R did not have any effect on the Company’s financial statements.

Goodwill

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets” on April 30, 2002. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

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

For the years ended December 31, 2005 and 2004

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

2)	Summary of Accounting Policies (Continued)

Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In May, 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial condition).

3)	Acquisitions

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

For the years ended December 31, 2005 and 2004

3)	Acquisitions (Continued)

On June 30, 2004 VCG purchased the general partnership interest of Glendale Restaurants Concepts, LP. (“GRC”) in consideration for the issuance of 200,000 shares of the Company’s restricted common stock from Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of the Company, valued at $600,000 ($3.00 per share). In addition VCG purchased 89.5 percent limited partnership interest in GRC for $4,000,000 on a promissory note from an affiliate of Mr. Lowrie. The purchase price and adjustments to the historical book values of Glendale Restaurants Concepts, LP. are as follows:

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

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

4)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2005	2004
Land	$556,225	$556,225
Buildings	7,608,793	7,608,793
Leasehold Improvements	4,372,997	3,962,908
Equipment	2,346,659	1,968,585
Signs	152,956	124,613
Furniture and fixtures	705,653	663,488

	$15,743,283	$14,884,612

Depreciation expense was $856,439 and $551,927 for the years ended December 31, 2005 and 2004 respectively.

5)	Incorporation and Change in Tax Status

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

The terms of the sale are $400,000 cash and three notes to VCG from an unrelated third party for a total of $1,200,000 payable; $100,000 including 7 percent interest at $665 monthly due January 2010; $600,000 including 7 percent interest at $6,967 monthly due August 2005; and $500,000 including 7 percent interest at $3,326 monthly due February 2010. The note was sold in February 2006 to an unrelated third party.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

6)	Discontinued Operations (Continued)

Major Classes of Assets and Liabilities of the Disposed Component:

Assets and liabilities to be disposed of comprise the following at December 31, 2004:

Cash	$29,514
Inventory	4,936
Other current assets	4,240
Property and equipment, net	1,141,412
Other	417,152

$1,597,254

Short-term debt	$110,502
Long-term debt	668,325

$778,827

7)	Lease Commitments

The Company has three capital lease obligations, which is included in property in St. Louis and equipment in Indianapolis and Denver (GRC), and is summarized as follows:

	2005	2004
Equipment	$181,951	$181,951
Land	100,000	100,000
Building	1,321,628	1,321,628
Less accumulated depreciation	(171,287)	(111,670)

	$1,432,292	$1,491,909

The St Louis capital lease requires a monthly payment of $15,000 including effective interest of 6.697% per annum through April 2007.

The Indianapolis capital leases requires a monthly payment of $2,235, including effective interest rates of 12.042% and 12.085% per annum through December 2006 and August 2010.

The Denver capital lease requires a monthly payment of $3,057 including effective interest of 15.491% per annum through December 2006.

Operating Leases

During 2004, the Company entered into two five-year leases for club space with unrelated companies and one five year lease with a related party. These leases contain multiple five-year renewal options one at the then prevailing lease rate and the other two at rates slightly higher than the previous rate. Rent expense was $865,633 and $405,356 for the years ended December 31, 2005 and 2004, respectively. Minimum future payments under these leases are as follows:

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

7)	Lease Commitments (Continued)

Future minimum lease payments under operating and capital leases at December 31, as follows:

Years Ending December 31:	Operating Leases		Capital Lease Obligation
2006	$874,912		$245,885
2007	875,262		972,123
2008	877,010		12,127
2009	1,244,212		12,127
2010	1,183,375		9,048
Thereafter	15,804,810		—

	20,859,581		1,251,302
Less: amount representing interest	—		106,939

Present value of future minimum lease payment	$20,859,581	(a)	1,144,363

Less: current maturities			172,363

Long-term capital lease obligation			$972,000

(a) Includes a related party commitments of $4,461,060.

8)	Long-term debt

	2005	2004
Long-term debt consists of the following:
6% mortgage loan from a bank, secured by real estate in Indianapolis, Indiana. Payable at $16,053 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the near eighth of a percent. Guaranteed by the chairman of the Company	$1,164,451	$1,283,323
6% mortgage loan from a bank, secured by real estate in Memphis, Tennessee. Payable at $9,186 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the near eighth of a percent. Guaranteed by the chairman of the Company	—	734,346
8% mortgage loan from a Company, secured by real estate in Phoenix, Arizona. Payable at $22,949 per month including interest, due June, 2018. After the fifth year the interest rate is adjustable to 4 percent over the ten year treasury rate or twelve percent which ever is less.	2,153,040	2,251,852
7.5% note from a bank, secured by the general assets of the Company. Payable at $3,355 per month including interest, due August 2008. Guaranteed by the Chairman	97,218	—

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

8)	Long-term debt (Continued)

6.5% line of credit from a Company, secured by real estate in Phoenix, Arizona. Payable at $6,500 per month interest only, due March, 2005 extended to July 2005. The line is $1,200,000. Guaranteed by the chairman of the Company	700,000	1,200,000
5.0% line of credit from a Bank, secured by the general assets of the Company, payable monthly interest only, due March, 2006. Interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate. The line is $850,000. Guaranteed by the chairman of the Company	848,891	849,866
6.5% loan a bank, secured by general assets of Centerfolds, payable at $10,732 per month including interest, due December 2013. Guaranteed by the Chairman.	815,963	890,058
6.846% loan a bank, secured by general assets of Glenarm Restaurant, payable at $15,018 per month including interest, due October 2011. Guaranteed by the Chairman.	864,679	981,322
7.5% Note to a partnership controlled by the Chairman, payable upon demand.	230,000	—
12% Convertible Notes to various investors secured by general assets of Glenarm Restaurants Due in November 2006, interest payable monthly (note 9)	784,248	1,250,000
7.5% Note to a partnership controlled by the Chairman, secured by general assets of Glendale Restaurants payable $25,000 monthly including interest note has $1,000,000 due July 2006, $1,000,000 due January 2007, $1,000,000 due July 2007, and $1,000,000 due January 2008	4,000,000	4,000,000
7.0% Note to a bank, secured by a certificate of deposit, payable interest only due September 2006	300,000	—
8.25% Note to a partnership controlled by the Chairman, payable due January 2007 including interest.	600,000	500,000
6.75% Note to a bank, secured by the fixtures of Glendale Restaurants payable $3,943 per month including interest due April 2010.	176,982	—
8.25% Note to a bank, secured by cash assets owned by a partnership controlled by the Chairman, payable $9,452 per month including interest due December 2008.	300,000	—
7.75% Note to a bank, secured by cash assets owned by a partnership controlled by the Chairman, payable $15,636 per month including interest due November 2008.	462,538	—

Total	$13,498,010	$13,940,767
Less: Discontinued component debt (note 6)	—	734,346
Current portion long-term debt	5,196,928	7,263,939

Long-term debt	$8,301,082	$5,942,482

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

The following are the maturities of the long-term:

2006	$5,196,928
2007	2,811,037
2008	3,639,714
2009	443,793
2010	440,499
Thereafter	966,039

$13,498,010

9)	Convertible Notes Payable

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

As an additional consideration to the investors in the private placement, upon the purchase of the Company’s securities, Glenarm has granted a security interest in all of its assets to the investors in the private placement pursuant to a security agreement with such investors. The Company guaranteed Glenarm’s obligations pursuant to VCG’s guarantee agreement with such investors. The Warrants are valued at $87,500 and have been reflected as additional paid-in capital and will be amortized over two years. The discount on the notes represents a current charge to interest expense of $812,500 as debt issuance costs and have been reflected as additional paid-in capital. In assition, we issued 5-year financial advisor’s warrants to individuals in the private placement to purchase an aggregate amount of 200,000 shares of our common stock, with an exercise price of $2.50 per share. The calculated value of these warrants was $216,727 that is being amortized over the life of the contract and the amortized amount for the year ended December 31, 2005 was $135,455. During 2005 $750,000 of the notes began amortizing at one/twenty-first per month plus a two percent premium of the unpaid balance and the remaining balance at December 31, 2005 is $784,248. Part of the reduction of the outstanding balance of the convertible subordinated notes was the conversion of $109,000 into 54,500 shares of common stock.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

10)	Income Taxes

A reconciliation of the Company’s effective income tax rate and the United States statutory rate is as follows:

	2005	2004
United States statutory rate	34.00%	34.00%

State income taxes, net of Federal income tax benefit	2.55	2.55
Illinois replacement tax	—	—
Reduction by valuation allowance	(36.55)	(36.55)
Tax credits	—	—
Book to tax differences	—	—

	-0-%	-0-%

The provisions for income taxes from continuing operations consist of the following components:

	2005	2004
Current tax expense	$—	$(374,736)
Deferred tax expense	—	(86,347)
Other credits	—	—

	$—	$(461,083)

At December 31, 2005 and 2004, the Company had a net operating tax loss carry forwards of approximately $2,689,000 of which $116,000 expires in 2025 and $2,573,000 expires in 2024. Additionally, the Company had carried back $591,749 from 2004 to Federal and State income taxes generating $280,664 in income tax refunds. The Company has unused tax credits of $59,900. In addition the Company has a capital loss carry forward of approximately $1,415,000.

Differences between the books and tax net operating loss carry forward consists primarily of the valuation and stock issued in connection with notes payable convertible, amortization of goodwill and depreciation methods. The loss carry forward will expire as follows:

At December 31, 2005 and 2004, total deferred tax assets, liabilities and valuation allowance are as follows:

Deferred tax assets resulting from:

	2005	2004
Net operating loss carry forwards	$1,395,000	$1,340,000
Amortization of Goodwill	(476,000)	(191,000)
Depreciation	(621,000)	(440,000)

Total	298,000	709,000
Less valuation allowance	(298,000)	(709,000)

	$—	$—

A 100% valuation has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

11)	Due to/from Related Parties

Lowrie Management LLLP Advances

During the year the Company has received advances from Lowrie Management LLLP. These advances were used for various cash flow needs. The board agreed to pay interest on the balances owed and the balances due are $230,000 at December 31, 2005, this amount is included in the long-term debt schedule. There were no advances owing at December 31, 2004. Interest of $11,317 was accrued but unpaid at December 31, 2005 with all interest on advances paid in full at December 31, 2004.

Purchase of Glendale Restaurant Concepts LP

On July 21, 2004 the Company acquired a 90.5 percent interest in Glendale Restaurant Concepts, LP which included the one percent general partnership interest (Note 3). The price for the acquisition was $4,600,000. The limited partnership interest of 89.5 percent purchased from Lowrie Management LLLP for $4,000,000 on a promissory note $1,000,000 due July 1, 2006, $2,000,000 due in 2007 and $1,000,000 due January 2008, with interest payable monthly. The general partnership interest (1%) was purchased for $600,000 in the form of 200,000 shares of restricted Common stock of VCG from Troy H. Lowrie. The value was determined by an independent valuation was $3,366,004 above 90.5 percent of the book value of Glendale Restaurant Concept, LP at the date of acquisition and resulted in a charge to paid in capital of $3,366,004.

12)	Redeemable Preferred Stock

During the years ended December 31, 2005 and 2004 the Company issued a total of 947,000 shares of its Series A Preferred Stock at $10.00 per share, or an aggregate of $9,470,000, before offering costs before offering cost of $207,381. The balance of shares outstanding at December 31, 2005 and 2004 are 892,546 and 888,000 respectively. The Company had 277,000 shares at $10.00 per share “put” to them for redemption during 2005, of which 54,454 were redeemed. The balance of the “puts” were replaced or redeemed in 2006 (Note 18).

The Series A Preferred Stock has a dividend rate of 18% per annum until September 24, 2005 and changed the rate to 10% per annum effective September 25, 2005, payable in cash monthly to the holders of the Series A Preferred Stock on the 24th of each month. Any unpaid dividends accumulate.

The Series A Preferred Stock is redeemable (i) at the option of the holders at $10.00 per share upon ninety days written notice at any time one year after its issuance, or (ii) by VCG at $10.00 per share immediately upon written notice to the holders after one year. In addition, the Series A Preferred Stock is convertible at the option of the holders after one year into shares of common stock at a conversion price equal to the greater of $2.50 or 75% of the 30 day moving average of the market price of Company’s common stock on the date of conversion.

The Company incurred aggregate offering costs of $207,381 in the issuance of the 947,000 shares of Series A preferred Stock. Those costs are being amortized as an addition to the preferred stock dividend over the one year period to the earliest date that the Series A Preferred Stock can be redeemed.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

13)	Stockholders’ Equity

Description of Securities

Authorized capital stock consists of 50,000,000 shares of common stock, $.0001 value per share, and 1,000,000 shares of preferred stock, $.0001 value per share. As of December 30, 2005 and 2004, 8,656,569 shares and 8,376,559 shares of common stock were outstanding, and 892,546 shares and 888,000 shares of preferred stock were outstanding.

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

Preferred Stock

The Board of Directors, without further action by the shareholders, is authorized to issue up to 1,000,000 shares of preferred stock in one or more series. The board may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. Because of its broad discretion with respect to the creation and issuance of preferred stock without shareholder approval, the Board could adversely affect the voting power of the holders of our common stock and, by issuing shares of preferred stock with certain voting, conversion and/or redemption rights, could delay, defer or prevent an attempt to obtain control of the Company. The board has authorized the sale of 1,000,000 shares of Class A Preferred. During the year ended December 31, 2005 and 2004 the Company had outstanding 892,546 and 880,000 shares of Series A Preferred Stock which are classified as redeemable preferred stock (see Note 12).

Stock Option and Stock Bonus Plans

The Board adopted the 2002 Stock Option and Stock Bonus Plan as of April 23, 2002 and it was approved by our shareholders on July 22, 2002. On June 23, 2003, the Board adopted the 2003 Stock Option and Stock Bonus Plan. The Board adopted the 2004 Stock Option and Appreciation Rights Plan as of December 2004 and it was approved by the shareholders on July 29, 2005. Under the Plans, the Company may grant to designated employees, officers, directors, advisors and independent contractors incentive stock options, nonqualified stock options and stock. By encouraging stock ownership, we seek to motivate Plan participants by allowing them an opportunity to benefit from any increased value of the Company which their individual effort, initiative, and skill help produce. As of December 31, 2005 stock bonuses of 345,510 shares had been issued under the 2002 Plan, 200,957 shares issued under the 2003 Plan, and no shares have been issued under the 2004 Plan. Up to 700,000, 250,000, and 1,000,000 shares of common stock are authorized for issuance under the 2002 Plan, the 2003 Plan and the 2004 Plan, respectively.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

13)	Stockholders’ Equity (Continued)

Stock Option and Stock Bonus Plans (Continued)

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

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

13)	Stockholders’ Equity (Continued)

Stock Option and Stock Bonus Plans (Continued)

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

14)	Advances to Entertainment International, Inc.

In July 2003, VCG entered into an agreement, with a third party, to purchase a forty-nine percent interest and an option for two percent more in the next three years in a club in Hawaii by November 2003 for $500,000. The purchase is subject to due diligence review and approval by the State of Hawaii and the City of Honolulu. The club began operations in January 2004. VCG has advanced $1,117,404 to the project through December 31, 2004. VCG obtained an option to purchase the property for $1,750,000 on which the club is located, the option can be exercised after two years. The board has reviewed its options and believes that the $617,404 note portion of its advance is uncollectible and has instructed management to reserve for $617,404 as a bad debt and continue to pursue collection of the loan. In 2004, the board has, after its due diligence and review of the performance of the club abandoned its option to purchase the forty-nine percent interest.

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

Entertainment International Inc.

VCG had an option to purchase forty-nine percent of Entertainment International, Inc. for $500,000 and the board voted to abandon the option. The Company took a charge to Option loss for the amount it has invested at December 31, 2004.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2004

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

The following table sets forth certain information about each segment’s financial information for the years ended December 31, 2005 and 2004:

	December 31,
	2005	2004
Business segment sales:
Night clubs	$14,051,483	$9,388,580
Management	2,945,170	2,831,004

	$16,996,653	$12,219,584

Business segment operating income
Night clubs	$1,736,045	$1,433,091
Management	16,580	13,334

	$1,752,625	$1,446,425

Business segment assets
Night clubs	$27,163,818	$28,501,273
Management	695,248	655,306

	$27,859,066	$29,156,579

Business segment liabilities
Night clubs	$15,327,975	$16,206,714
Management	562,040	528,573

	$15,890,015	$16,735,287

17)	Stock Warrants

The following is a summary of stock warrant activity:

	Exercise Price	Number of Shares
Warrants issued in 2004	$3.00	156,250
Warrants issued in 2004	$4.00	156,250
Warrants issued in 2004	$2.00	112,500
Warrants issued in 2004	$2.50	200,000

Exercisable at December 31, 2005		625,000

(Weighted average remaining life 3.9 years) (weighted average exercise price $2.84)

(18)	Subsequent Event

During the fourth quarter 2005, Series A Preferred Stock shareholders exercised the “put” right for redemption approximately 277,000 shares (aggregate redemption of approximately $2,770,000) which must be redeemed by December 24, 2005. Management has been in discussions with the holders of shares of the Series A Preferred Stock to obtain the conversion of such securities into shares of our common stock, as of December 31, 2005 only received one written commitments for conversion and was converted to 20,000 shares of common stock from 50,000 shares of Series A Preferred. Because the Company was unable to obtain the needed conversion of the Series A preferred Stock into common stock, the Company had to use capital resources to redeem them beginning in the fourth quarter of fiscal 2005 and in the first quarter of fiscal 2006. The Company was able to obtain short-term funding of approximately $1,600,000 to include the “puts” received for both 2005 and January 2006. The short-term funding was obtained from two sources: borrowings secured by certain cash assets owned by Lowrie Management and a borrowing secured by the note receivable held by the Company from the sale of TRC. The balance of $1,170,000 “puts” were replaced by other preferred stockholders including Lowrie Management, members of the Lowrie family and the Company’s Chief Financial Officer. The Company still has $327,500 of the “puts that are unfunded and due in middle of April 2006. The Company is working to raise capital to fund these “puts” of Series A Preferred Stock.

VCG Holding Corp

Pro Forma Statements of Income

For the year ended December 31, 2004

19)	Pro Forma Financial Information

	As Reported	CCCG, Inc.	Combined		Pro Forma Adjustments	Pro Forma
Revenues
Sales of Alcoholic beverages	$4,386,146	$2,068,732	$6,454,878			$6,454,878
Sales of food and merchandise	648,636	504,319	1,152,955			1,152,955
Service revenue	3,240,003	735,122	3,975,125			3,975,125
Management fees and other income	3,944,799	377,047	4,321,846			4,321,846

Total Revenue	12,219,584	3,685,220	15,904,804			15,904,804

Operating Expenses
Cost of goods sold	1,289,118	812,893	2,102,011			2,102,011
Salaries and wages	4,703,486	1,081,258	5,784,744			5,784,744
Management fee	12,200	217,145	229,345	a	(217,145)	12,200
Other general and administrative Taxes and permits	398,617	206,822	605,439			605,439
Charge card and bank fees	122,975	95,521	218,496			218,496
Rent	405,356	165,500	570,856			570,856
Legal and professional	468,098	143,980	612,078			612,078
Advertising and marketing	636,924	162,578	799,502			799,502
Other	2,184,458	756,148	2,940,606			2,940,606
Depreciation & amortization	551,927	90,237	642,164			642,164

Total Operating Expenses	10,773,159	3,732,082	14,505,241			14,288,096

Income (loss) from operations	1,446,425	(46,862)	1,399,563			1,616,708

Other income (expenses)
Interest expense	(1,428,113)	(7,688)	(1,435,801)			(1,435,801)
Interest income	138,402	—	138,402			138,402
Gain on sale of assets	11,379		11,379			11,379
Gain on sale of marketable securities	67,385	—	67,385			67,385
Loss on options	(764,957)	—	(764,957)			(764,957)
Bad debt on uncollectable note receivable	(617,404)	(18,928)	(636,332	)b	18,928	(617,404)

Total Other Income (Expenses)	(2,593,308)	(26,616)	(2,619,924)			(2,600,996)

Income (loss) from continuing operations before income taxes	(1,146,883)	(73,478)	(1,220,361)			(984,288)

Income tax expense - current	(314,402)	—	(314,402)			(314,402)
Income tax expense - deferred	(86,347)	—	(86,347)			(86,347)

Total income taxes	(400,749)	—	(400,749)			(400,749)

Minority interest	(37,177)	—	(37,177)			(37,177)

Income (loss) from continuing operations	(783,311)	(73,478)	(856,789)			(620,716)
Discontinued operations
Loss from operations of discontinued, including loss on disposal of $ 810,572	(1,075,184)	—	(1,075,184)			(1,075,184)
Income tax	60,334	—	60,334			60,334

Loss from discontinued operations	(1,014,850)	—	(1,014,850)			(1,014,850)

Net income (loss)	(1,798,161)	(73,478)	(1,871,639)			(1,635,566)

Preferred stock dividends	(323,460)	—	(323,460)			(323,460)

Net income (loss) applicable to common shareholders	$(2,121,621)	$(73,478)	$(2,195,099)			$(1,959,026)

Basic income per common share	$(0.26)	$(0.01)	$(0.27)			$(0.24)
Weighted average shares outstanding	8,121,107	8,121,107	8,121,107			8,121,107

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information about our directors and executive officers presented as of December 31, 2005.

Name	Age	Position
Troy H. Lowrie	40	Chairman of the Board and Chief Executive Officer
Micheal L. Ocello	46	Director and President
Donald W. Prosser	55	Chief Financial and Accounting Officer and Treasurer
Mary E. Bowles-Cook	52	Secretary
Robert J. McGraw, Jr.(1),(3),(4)	51	Director
Rand E. Kruger (1),(2),(3),(4)	55	Director
Allan S. Rubin (2),(3),(4)	39	Director
Edward M. Bearman (2),(4),(5)	39	Director
Martin A. Grusin (1),(4),(6)	62	Director

(1)	Member of the Audit Committee
(2)	Member of the Nominating Committee
(3)	Member of the Compensation Committee
(4)	Independent Director
(5)	Appointed to the Board on February 24, 2004
(6)	Appointed to the Board on July 29, 2005

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

Donald W. Prosser, CPA has been our Chief Financial since November 2002 and treasurer since 2003. Mr. Prosser was an owner/operator of a nightclub in Denver, Colorado from 1994 to 1999, when that nightclub was sold to VCG Holding. Mr. Prosser has served as CFO and director of three other publicly traded companies: from 1997 to 1999, Chartwell International, Inc., a publisher of high school athletic information and recruiting services; from 1999 to 2000, Anything Internet Corporation, a computer equipment and internet services provider; and from 2001 to 2002, NetCommerce, Inc., an Internet services provider. Mr. Prosser has a M.A. in Taxation (1975) and a B.A. in Accounting and History from Western State College of Colorado (1973).

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

Edward M. Bearman has been a director of VCG since February 2004. Mr. Bearman has been practicing law since 1997. Since August 2003, in his own private law practice, and from 1997 to August 2003, at the law offices of Bearman & Bearman. Mr. Bearman has a B.A. in English from the University of Colorado (1986) and a Juris Doctor degree from the University of Denver School of Law (1990). Mr. Bearman filed for Chapter 7 personal bankruptcy in June 2002 which was discharged in December 2002.

Martin A. Grusin has been a director of VCG since July 2005. Mr. Grusin has been practicing law since 1973. In addition to the active practice of law Mr. Grusin has served as: general counsel and director of Aqua Glass Corporation; president and CEO and director of United American Bank, Memphis, Tennessee; an associate professor at the University of Arkansas and the University of Memphis; and as general counsel and director of Davis Cartage Company. Mr. Grusin received a B. S. degree from the University of Memphis, a Juris Doctor degree from Memphis State University School of Law (1972) and a L.L.M. from the University of Miami School of Law (1973).

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

The Board of Directors

Our Board of Directors oversees the business affairs of the Company and monitors the performance of our management. The Board held six meetings during the fiscal year ended December 31, 2005. During the 2005 fiscal year, all Board members attended 90% or more of the Board meetings. The Board of Directors has designated three standing committees: the Audit Committee, the Compensation Committee and the Nominating Committee. Currently, the Board consists of seven members, including Troy H. Lowrie (Chairman), Micheal L. Ocello, Robert J. McGraw, Jr., Rand E. Kruger, Allan S. Rubin, Edward Bearman and Martin A. Grusin. Donald W. Prosser serves as an advisor to the Board of Directors and on the Executive Committee.

Board Committees

Audit Committee. The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management; and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee reviews its charter annually and updates it as appropriate. The Committee met five times during the fiscal year 2005. The Audit Committee consists of the following independent directors: Robert J. McGraw, Jr. (Chairman), Rand E. Kruger and Allan S. Rubin.

Audit Committee Financial Expert. The Board has determined that Mr. McGraw is an audit committee financial expert as defined by Item 401(h) of Regulation S-B under the Securities Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Compensation Committee. The Compensation Committee was established on May 13, 2003. It administers our incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee met two times during the fiscal year 2005 to review, among other things, compensation for the officers, the directors and compensation for the loans to and from our Chairman, Troy H. Lowrie. The Compensation Committee consists of the following independent directors: Robert J. McGraw, Jr., Rand E. Kruger and Allan S. Rubin (Chairman).

Nominating Committee. The Nominating Committee was also established on May 13, 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on Board and Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one times during the fiscal year 2005. Its membership consists of the following independent directors: Rand E. Kruger (Chairman), Allan S. Rubin and Edward Bearman.

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

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2005, with the following exception: Form 3 for Mr. Grusin due to administration difficulties was filed late.

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

Item 10. Executive compensation

The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 2005, 2004 and 2003, paid or accrued by the Company to or on behalf of those persons who were, during the fiscal year ended December 31, 2005, the Company’s Chief Executive Officer and the Company’s most highly compensated executive officers serving as such as of December 31, 2003 whose compensation was in excess of $100,000 (the “Named Executive Officer”).

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary($)	Bonus($) (1)	Other Compensation ($)	Restricted Stock Award(s)	Securities Underlying Options/ SARs(#)(2)	LTIP Payouts	All Other Compensation ($)
Troy H. Lowrie, CEO (3)	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Micheal L. Ocello, President (4)	2005	$181,500	$1,500	-0-	-0-	-0-	-0-	-0-
	2004	$165,600	$1,500	-0-	-0-	-0-	-0-	-0-
	2003	$138,400	$1,200	-0-	-0-	-0-	-0-	-0-

Donald W. Prosser, CFO and Treasurer (5)	2004	$120,800	$800	-0-	-0-	-0-	-0-	-0-
	2003	$111,250	$800	-0-	-0-	-0-	-0-	-0-
	2002	$100,700	$700	-0-	-0-	-0-	-0-	-0-

Mary Bowles-Cook, Secretary	2004	$62,300	$1,300	-0-	-0-	-0-	-0-	-0-
	2003	$59,106	$1,250	-0-	-0-	-0-	-0-	-0-
	2002	$56,387	$1,250	-0-	-0-	-0-	-0-	-0-

(1)	Unless otherwise indicated, bonuses shown were paid in the fiscal year following the year in which services were provided.
(2)	Indicates number of shares of common stock underlying options.
(3)	Mr. Lowrie received no cash compensation to serve as CEO in2005, 2004, and 2003. The Company currently does not have an employment contract with Mr. Lowrie.
(4)	Includes compensation paid by IEC to Unique Entertainment Consultants, Inc., an entity controlled by Mr. Ocello, in the amounts of $141,600, and $114,400 in 2004 and 2003, respectively, for Mr. Ocello’s services relating to all clubs under IEC’s management. Beginning in January 2005, Mr. Ocello is compensated as an employee of the Company, not a consultant and received $180,000.
(5)	Includes compensation paid by IEC to Mr. Prosser’s accounting firm in the amounts of $36,250 and $25,000 in 2004 and 2003, respectively. Beginning in January 2005, Mr. Prosser is compensated as an employee of the Company, not a consultant and received $120,000.

Option and Stock Appreciation Right Grants in Fiscal Year Ended December 31, 2005

None.

Stock Option and Stock Appreciation Right Exercises and Holdings

None.

Compensation of Directors

Each director receives 10,000 shares of common stock per year as compensation for his Board and Committee services. The chairman of the Audit Committee received 3,333 additional shares to serve in such capacity. Board members are reimbursed for all reasonable expenses related to their attending the Board or committee meetings. We currently do not pay cash compensation to our directors. No directors have received stock options or stock bonuses to date.

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

Westminster Agreement

On September 21, 2004, we entered into a certain Capital Markets Services Engagement Agreement with Westminster Securities Corporation to provide, on an exclusive basis, the Company with various capital markets and financing services as well as to assist the Company with financial advisory, consulting, placement agent other related matters and transactions. This agreement expires on September 20, 2006 and could be extended by mutual agreement of the parties. Under the terms of this two year exclusive engagement, the Company agreed, as compensation for capital market services, to (i) make certain periodic cash payments beginning from the execution of the Agreement to July 16, 2006, a total amount of which cash payments not to exceed $225,000 (to date $162,500 has been paid), (ii) issue Westminster warrants to purchase 200,000 shares of the Company’s common stock, exercisable for a period of five years at an exercise price of $2.50 per share, and (iii) pay certain additional mutually agreed upon fees for any and all services performed by Westminster. The Warrants will contain other customary terms and provisions, including but not limited to, demand and piggyback registration rights, anti-dilution and a cashless exercise price.

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

Stock Option Plans

At December 31, 2005, we had (i) 2002 Stock Option and Bonus Plan, (ii) 2003 Stock Option and Stock Bonus Plan, and 2004 Stock Option and Appreciation Rights Plan. The 2002 Plan was adopted by the Board as of April 23, 2002 and by our shareholders on July 22, 2002; the 2003 Plan was adopted by the Board on June 23, 2003, and the 2004 Plan was adopted by the Board as of December 14, 2004 and by the shareholders on July 29, 2005.

The 2002 Plan authorizes issuance of up to 700,000 shares of common stock; the 2003 Plan authorizes issuance of up to 250,000 shares of common stock; the 2004 Plan authorizes issuance of up to 1,000,000 shares of common stock. The material terms and provisions of each plan are similar and are as follows:

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

The 2004 Plan applies to all grants of stock options and stock appreciation rights (SARs) granted on or after the date the 2004 Plan is approved or adopted by our directors unless otherwise indicated.

•	Eligibility and Award Types

Under the 2004 Plan, we may issue options which will result in the issuance of up to an aggregate of 1,000,000 shares of our common stock. The 2004 Plan provides for options which qualify as incentive stock options (Incentive Options) under Section 422 of the Code, as well as the issuance of non-qualified options (Non-Qualified Options). The shares issued by our company under the 2004 Plan may be either treasury shares or authorized but unissued shares as our Board may determine from time to time. Also, we may grant Non-Qualified Options and SARs only to those of our officers, directors, employees and consultants who are not our employees or those of any of our subsidiaries as selected by the Board or the Board’s committee. The 2004 Plan also provides for Incentive Options, which are available only to officers, directors (who are also employees) and employees of the company or its subsidiaries as selected by our Board or appointed by a Board committee.

•	Administration

Options granted under the 2004 Plan must be evidenced by a stock option agreement in a form consistent with the provisions of the 2004 Plan. In the event that employment or service provided by a 2004 Plan participant is terminated for cause, any vested or unvested options, rights to any options, or SARs of the 2004 Plan participant will terminate immediately regardless of whether the option is qualified or non-qualified. In the event a 2004 Plan participant is terminated for any reason other than for cause, death or disability, any non-qualified or qualified options, options rights or SARs held by the 2004 Plan participant may be exercised for three months after termination or at any time prior to the expiration of the of the option, whichever is shorter, but only to the extent vested on the termination date.

The price at which shares of common stock covered by the option can be purchased is determined by our Board; however, in all instances the exercise price is never less than the fair market value of our common stock on the date the option is granted. To the extent that an Incentive Option or Non-Qualified Option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2004 Plan described above, the Incentive Option or Non-Qualified Option will expire as to the then unexercised portion. To exercise an option, the 2004 Plan participant must tender an amount equal to the total option exercise price of the underlying shares and provide written notice of the exercise to the company. The right to purchase shares is cumulative so that once the right to purchase any shares has vested, those shares or any portion of those shares may be purchased at any time thereafter until the expiration or termination of the Option.

•	Federal Income Tax Implications of the Plan

We believe that under current law the following federal income tax consequences generally would arise with respect to awards under the Plan. With respect to awards that result in a transfer to the participant of cash or shares or other property, if no restriction on transferability or substantial risk of forfeiture applies to the transferred amounts, the participant generally must recognize ordinary income equal to the cash or the fair market value of shares or other property actually received at the time received. If we grant an award of deferred stock or permit the participant to elect to defer receipt of cash or shares under a Plan award, the participant will defer the time he or she becomes subject to income tax, and our right to claim a tax deduction will be likewise deferred. If a restriction on transferability and substantial risk of forfeiture applies to shares or other property transferred to a participant under an award (such as, for example, restricted stock), the participant generally must recognize ordinary income equal to the fair market value of the transferred amounts at the earliest time either the transferability restriction or risk of forfeiture lapses. In all cases, we generally can claim a tax deduction in an amount equal to the ordinary income recognized by the participant. A participant may elect to be taxed at the time of grant of restricted stock or other property rather than upon lapse of restrictions on transferability or the risk of forfeiture, but if the participant subsequently forfeits such shares or property he or she would not be entitled to any tax deduction, including as a capital loss, for the value of the shares or property on which he or she previously paid tax.

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

As of December 31, 2005, there were no options outstanding under 2002 Plan, 2003 Plan, or 2004 Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership of our common stock based upon 8,656,569 shares of common stock outstanding as of March 17, 2006, by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) all persons we know to be the beneficial owner of 5%

or more of our common stock. Unless otherwise indicated in the footnotes, the address of each listed stockholder is: c/o VCG Holding Corp., 390 Union Blvd, Suite 540, Lakewood, CO 80228.

Name and Address	Number Beneficially Owned(1)		Percent of Class
Troy H. Lowrie	5,205,379	(2)	60.13%
Micheal L. Ocello	184,000	(3)	2.13%
Mary E. Bowles-Cook	13,033		*
Donald W. Prosser	113,333		1.31%
Robert J. McGraw, Jr.	33,333		*
Rand E. Kruger	20,000		*
Allan S. Rubin	20,000		*
Edward M. Bearman	17,000		*
Martin A. Grusin	15,000		*
Lowrie Management, LLLP	4,604,413	(4)	53.19%
All Executive Officers and Directors (as a group of 9 persons)	5,621,078		64.93%

*	Indicates less than 1 percent.
(1)	Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares and, under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2)	Includes (i) 4,604,413 shares beneficially owned by Lowrie Management, LLLP, by virtue of Mr. Lowrie’s ownership and control of Lowrie Management, LLLP, and (ii) 600,966 shares owned by Mr. Lowrie over which Mr. Lowrie has sole voting and dispositive power.
(3)	Includes 124,000 shares of common stock owned by LTD Investment Group, LLC, of which Mr. Ocello is the Managing Member.
(4)	Includes 1,400,000 shares of common stock issued by VCG Holding to Lowrie Management, LLLP upon its July 1, 2003 election to convert the entire principal amount of a certain Convertible Promissory Note dated June 30, 2002 together with all accrued and unpaid interest thereon at the conversion rate of $1.00 per share.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2005, information with respect to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	1,354,490	(1)
Equity compensation plans not approved by security holders	-0-	-0-	49,043	(2)

	-0-	-0-	1,403,533

(1)	The Company adopted a 2002 Stock Option and Stock Bonus Plan which was approved by shareholders on July 22, 2002 and reserved 700,000 shares of Common Stock. In addition, the Company adopted a 2004 Stock Option and Appreciation Rights Plan which was approved by shareholders on July 29, 2005 and reserves 1,000,000 shares of Common Stock. Shares of common stock may be issued either: (i) upon the exercise of stock options granted under the plans; or (ii) as stock bonuses granted under the plans. Pursuant to Section 6(i) of the 2002 Plan, if there is any change in the number of shares of common stock through the declaration of stock dividends, or through a recapitalization resulting in stock splits, or combinations or exchanges of such shares, the number of shares of common stock available for options and the number of such shares covered by outstanding options, and the exercise price per share of the outstanding options, shall be proportionately adjusted to reflect any increase or decrease in the number of issued shares of common stock; provided, however, that any fractional shares resulting from such adjustment shall be eliminated.
(2)	The Company adopted a 2003 Stock Option and Stock Bonus Plan and reserved 250,000 shares of common stock for issuance under the Plan. These shares have been registered under the 1933 Act pursuant to a Form S-8 registration statement. The 250,000 shares of common stock reserved for issuance under the Plan.

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

Conversions of Indebtedness into Equity

During 2004, we borrowed $3,450,000 from several unrelated parties and $300,000 from a related party by issuing 7.5% per annum convertible promissory notes convertible into Series A Preferred Stock. These notes were personally guaranteed by Mr. Lowrie and were converted into the aggregate number of 375,000 shares of Series A Preferred Stock on September 30, 2004. Upon conversion of the notes, the personal guarantee was removed.

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

On November 12, 2004, the Company sold $1,250,000 of 12% Convertible Subordinated Notes in a private placement transaction. The Convertible Subordinated Notes, which are held in Company’s wholly owned limited liability company, Glenarm Restaurant LLC, have a term of two years and are convertible into shares of the Company’s common stock at a conversion price of $2.00 per share at the option of the Noteholder. In addition, for every $250,000 principal amount of the Notes purchased, an investor in the private placement received a 5-year warrant to purchase up to 31,250 common stock shares of the Company at an exercise price of $3.00 per share and a warrant to purchase up to 31,250 common stock shares of the Company at an exercise price of $4.00 per share. Certain purchasers obtained the right to invest an additional $1,500,000 of the Notes with a conversion price at a premium to the average closing prices for the Company’s common stock calculated during the twenty business days immediately prior to the date of the subscription agreement in connection with the private placement. During 2005 $109,000 of the Convertible Subordinated Notes were converted to common stock or 54,500 shares.

Acquisitions

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

In March 2003, we entered into a Line of Credit and Security Agreement with a unrelated third party whereby we obtained a $1,200,000 short-term credit facility which expires in June 2005 and paid dpwn to $700,000 and extended to November 2006; bears interest at 7.5% per annum, and 80,000 shares of restricted stock were issued. Mr. Lowrie has personally guaranteed the line of credit and the creditor has a life insurance policy of $1,200,000 on Mr. Lowrie’s life.

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

During 2005 we renewed our line of credit at a bank for $850,000. The Line of credit was guarantee by Mr. Lowrie and secured by certain cash assets owned by Lowrie Management, LLLP.

As a part of paying the “puts” on the Series A Preferred Stock we borrowed on three separate loans from two banks in the amounts of $600,000, $500,000 and $300,000. These loans are guaranteed by Mr. Lowrie and secured by certain cash assets owned by Lowrie Management, LLLP.

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

Preferred Stock

In 2005 we had $50,000 of our Series A Preferred Stock convert to Common Stock at $2.50 per share or 20,000 shares of common stock.

Related parties and family members of Mr. Lowrie purchased 1,080,000 shares of our Series A Preferred Stock at $10.00 per share. Theses parties received $107,310 and $26,500 in dividend payments during 2005 and 2004 respectively.

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

Item 13. Exhibits

Exhibits

No.	Description

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen copy of certificate for common stock $.0001 par value(1)

4.2	Specimen copy of certificate for preferred stock $.0001 par value(1)

4.3	Stock Option and Stock Bonus Plan(1)*

10.1	Stock Purchase/Sale Agreement, dated March 27, 2002, between VCG and Shelia Lichty and Linda Sonnenschein(1)

10.2	Lease Agreement for 213-215 Madison, Brooklyn, Illinois, dated May 1, 2002, between VCG and RELMSS Service, Inc. (1)

10.3	Purchase Agreement dated May 13, 2002 between Lowrie Management, LLLP and Havair Realty(1)

10.4	Letter from Lowrie Management, LLLP to Havair Realty LLP, dated May 13, 2002(1)

10.5	Stock Purchase Agreement, dated June 30, 2002, between VCG, Tennessee Restaurant Concepts, Inc., Lowrie Management, LLLP and Troy H. Lowrie(1)

10.6	Contract to Buy and Sell Real Estate, dated June 30, 2002, between VCG and Tennessee Restaurant Concepts II, LP(1)

10.7	Trademark License Agreement, dated June 30, 2002, between VCG and Lowrie Management, LLLP(1)

10.8	Line of Credit and Security Agreement, dated June 30, 2002, between VCG and Lowrie Management, LLLP(1)

10.9	Management Contract, dated July 1, 2002, between VCG and International Entertainment Consultant, Inc.(1)*

10.10	Plan of Reorganization Pursuant to IRC §351, dated August 14, 2002, between VCG and Indy of Colorado, Ltd. (1)

10.11	Line of Credit and Security Agreement, dated March 7, 2003, between VCG and Red Rock Investments Co. (2)

10.12	Agreement to Purchase/Sell Real Estate, dated March 5, 2003, between VCG Real Estate Holdings, Inc. and Sacred Grounds Resources, L.L.C. (1)

10.13	Glendale Lease Agreement dated October 1, 2004. (3)

10.14	Tennessee Concepts Purchase Agreement dated January 5, 2005(4)

10.15	Tennessee Concepts Promissory Note dated January 5, 2005(4)

10.16	Tennessee Concepts Wraparound Note dated January 5, 2005(4)

10.17	Tennessee Concepts Sales Contract dated January 5, 2005(4)

10.18	First Amendment to Commercial Lease dated February 3, 2005(5)

10.19	Limited Partnership Purchase Agreement, executed effective June 30, 2004, by and among VCG Holding Corp., WCC Acquisitions, Inc. and Lowrie Management LLLP(6)

10.20	Promissory Note and Security Agreement dated July 21, 2004 with Lowrie Management LLLP(6)

10.21	Agreement for the Purchase and Sale of Assets dated August 18, 2004(7)

10.22	Lease Agreement dated August 31, 2004(7)

10.23	2004 Stock Option and Appreciation Rights Plan(10)

14	Code of Ethics(8)

21.1	List of Subsidiaries(11)

23.1	Consent of Causey Demgen & Moore, Inc. (11)

31.1	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002(11)

31.2	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002(11)

32.1	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002(11)

32.2	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002(11)

99.1	Audit Committee Charter(9)

99.2	Nominating Committee Charter(9)

*	Indicates a management contract or compensation plan or arrangement.
(1)	Incorporated by reference from Registration Statement on Form SB-2 filed on September 10, 2002.
(2)	Incorporated by reference from Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 21, 2003.
(3)	Incorporated by reference from Current Report on Form 8-K filed on October 8, 2004.
(4)	Incorporated by reference from Current Report on Form 8-K filed on January 11, 2005.
(5)	Incorporated by reference from Current Report on Form 8-K filed on February 9, 2005.
(6)	Incorporated by reference from Current Report on Form 8-K filed on July 29, 2004.
(7)	Incorporated by reference from Amended Current Report on Form 8-K/A filed on October 18, 2004.
(8)	Incorporated by reference from the Annual Report on Form 10-KSB filed May 20, 2003.
(9)	Incorporated by reference from the Annual Report on Form 10-KSB/A filed May 27, 2005
(10)	Incorporated by reference from the Form 14-A Proxy Statement filed July 6, 2005
(11)	Filed herewith.

Item 14. Principal Accountant Fees and Services

Causey Demgen & Moore, Inc. (“CDM”) audited our financial statements for fiscal 2004 and 2005. In addition, Ronald R. Chadwick PC CPA performed acquisition audit work and valuation work in connection with certain acquisitions in 2004 and 2005. The following tables presents fees for professional audit services rendered by CDM for the fiscal years 2004 and 2005:

Causey Demgen & Moore, Inc.

	2004	2005
Audit	$92,626	$94,205
Audit-Related	7,460	1,303
Tax	0	0
All Other	0	0

Total:	$100,096	$95,508

Ronald R. Chadwick PC CPA

	2004	2005
Audit	$6,350	$0
Audit-Related	3,700	0
Tax	0	0
All Other	4,525	8,500

Total:	$14,575	$8,500

Audit Fees

Audit fees were for professional services rendered for the audit of our annual financial statements for fiscal 2005 and fiscal 2004, the review of the financial statements included in our quarterly reports on Form 10-Q for fiscal 2005 and fiscal 2004 and services in connection with our statutory and regulatory filings for fiscal 2005 and fiscal 2004.

Audit-Related Fees

Audit-related fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

There were no tax fees during fiscal 2005 and 2004 since VCG Holding’s income tax returns and related matters are prepared internally.

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

VCG HOLDING CORP.

March 31, 2006	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Troy H. Lowrie Troy H. Lowrie	Chairman of the Board and Chief Executive Officer	March 31, 2006

/s/ Michael L. Ocello Michael L. Ocello	Director and President	March 31, 2006

/s/ Donald W. Prosser Donald W. Prosser	Chief Financial and Accounting Officer	March 31, 2006

/s/ Robert J. McGraw, Jr. Robert J. McGraw, Jr.	Director	March 31, 2006

/s/ Allen S. Rubin Allen S. Rubin	Director	March 31, 2006

/s/ Rand E. Kruger Rand E. Kruger	Director	March 31, 2006

/s/ Edward M. Bearman Edward M. Bearman	Director	March 31, 2006

/s/ Martin Grusin Martin Grusin	Director	March 31, 2006