Form 10QSB
period 2006-03-31
VCG HOLDING CORP
filed 2006-05-15
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

As of May 8, 2006, there were 8,679,901 shares of the issuer’s common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): YES  ☐    NO  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	December 31, 2005	March 31, 2006

Assets
Current Assets
Cash & cash equivalents	$547,937	$618,843
Investments	308,701	324,152
Other receivables	201,030	183,825
Inventories	410,536	374,642
Prepaid expenses	350,112	330,118
Income taxes receivable	272,244	272,244

Total Current Assets	2,090,560	2,103,824

Property, Plant and Equipment
Property, plant and equipment	15,743,283	15,699,200
Less accumulated depreciation	1,529,150	1,713,114

Net property, plant and equipment	14,214,133	13,986,086

Other Assets
Other receivables, net of current portion	587,933	—
Deposits	82,544	80,978
License Costs	247,854	247,854
Loan Fees, net of amortization	348,458	289,529
Goodwill	10,107,414	10,107,414
Plans and drawings	75,628	75,628
Deferred offering costs	104,541	81,160

Total Other Assets	11,554,372	10,882,563

Total Assets	$27,859,065	$26,972,473

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$613,164	$495,125
Accrued expenses	517,907	469,645
Deferred revenue	29,752	43,667
Current portion of capitalized lease	172,363	163,075
Current portion of long-term debt	5,196,928	6,116,455

Total current liabilities	6,530,114	7,287,967

Long-term Debt
Capitalized lease	972,000	940,041
Long-term debt	8,301,082	7,103,746

Total long-term debt	9,273,082	8,043,787

Minority Interest Liability	86,819	464,361

Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized;
892,546 (2005) and 798,581 (2006) issued and outstanding	8,925,462	7,985,810

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized;
8,656,569 (2005) and 8,656,569 (2006) shares issued and outstand	867	867
Paid-in capital	5,720,661	5,720,661
Retained earnings	(2,677,940)	(2,530,980)

Total stockholders’ equity	3,043,588	3,190,548

Total Liabilities and Stockholders’ Equity	$27,859,065	$26,972,473

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three months ended March 31,
	2005	2006
Revenues
Sales of alcoholic beverages	$1,677,719	$1,876,539
Sales of food and merchandise	359,301	293,104
Service revenue	1,056,717	937,973
Other	1,088,692	1,093,318

Total revenue	4,182,429	4,200,934

Operating Expenses
Cost of goods sold	565,197	630,787
Salaries and wages	1,490,222	1,264,417
Management fee	—	—
Other general and administrative
Taxes and permits	78,820	110,837
Charge card and bank fees	63,146	65,143
Rent	225,666	221,702
Legal and professional	172,615	79,181
Advertising and marketing	206,900	116,576
Other	698,282	753,333
Depreciation & amortization	222,389	218,095

Total operating expenses	3,723,237	3,460,071

Income from operations	459,192	740,863

Other income (expenses)
Interest expense	(334,854)	(345,046)
(Loss) on sale of assets	—	(18,024)
Gain on marketable securities	—	12,280
Other	266	—
Interest income	14,524	3,741

Total Other Income (Expenses)	(320,064)	(347,049)

Income from continuing operations before income taxes	139,128	393,814

Income tax expense – current	—	—
Income tax expense – deferred	—	—

Total income taxes	—	—

Minority interest	(10,049)	(8,544)

Income from continuing operations	129,079	385,270

Discontinued operations
Loss from operations of discontinued operating segment	(15,828)	—
Income tax	—	—

Loss from discontinued operations	(15,828)	—

Net income	113,251	385,270
Preferred stock dividends	(455,135)	(238,310)

Net income (loss) applicable to common shareholders	$(341,888)	$146,960

Earnings (loss) per share:
Income from continuing operations	$0.02	$0.05
Loss from discontinued operations	—	—
Preferred stock dividend	(0.06)	(0.03)

Basic income (loss) per common shareholder	$(0.04)	$0.02

Weighted average shares outstanding	8,376,559	8,656,569

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2006

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholder’s Equity
	Shares	Amount
Balances, December 31, 2005	8,656,569	$867	$5,720,661	$(2,677,940)	$3,043,588
Dividend preferred stock	—	—	—	(238,310)	(238,310)
Net income for the three months ended, March 31, 2006	—	—	—	385,270	385,270

Balances, March 31, 2006	8,656,569	$867	$5,720,661	$(2,530,980)	$3,190,548

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flow

Unaudited

	Three months ended March 31,
	2005	2006
Net income (loss)	$113,251	$385,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	265,526	317,288
Decrease in other receivables	6,750	83,973
(Increase) decrease in inventory	(7,128)	35,894
Decrease in prepaid expenses	86,950	43,618
Loss on disposition of sale of assets	—	18,024
(Gain) on unrealized marketable securities	—	(12,280)
(Decrease) in trade accounts payable	(75,555)	(118,039)
Increase in deferred revenue	—	13,917
Increase (decrease) in accrued expenses	66,555	(48,262)

Net cash provided by operating activities	456,349	719,403

Investing Activities
Investments	—	(15,454)
Purchases of equipment and leasehold improvements	(422,101)	(31,360)
Deposits	(32,500)	1,566
Proceeds from disposition or sale of assets	429,512	857,500

Net cash provided (used) by investing activities	(25,089)	812,252

Financing Activities
Payments received on notes receivable	7,939	4,890
Payment on capitalized lease	(36,266)	(41,247)
Proceeds from notes payable	—	504,000
Payments on mortgage payable	(252,572)	(773,809)
Preferred stock dividend	(409,135)	(214,930)
Sale of preferred stock	529,994	(939,653)

Net cash (used) by financing activities	(160,040)	(1,460,749)

Net increase (decrease) in cash	271,220	70,906
Cash beginning of period	629,609	547,937

Cash end of period	$900,829	$618,843

Interest Paid	$283,526	$245,853

Supplemental disclosure of non-cash investing and financing activities:
Amortization of preferred stock offering costs	$46,000	$23,381

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

Unaudited

1.	Summary of Significant Accounting Policies

Nature of Business

VCG Holdings, Inc. (“VCG” or “the Company”) is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. As of March 31, 2006 the Company owns and operates seven nightclubs located in suburbs of Indianapolis, Indiana; Denver, Colorado (four clubs); Phoenix, Arizona; and East St. Louis, Illinois.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2005 and March 31, 2006, and the results of operations and cash flows for the periods ended March 31, 2005 and 2006.

The financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10-QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The Company utilizes a December 31 fiscal year, and references herein to “fiscal 2005” relate to the year ended December 31, 2005, and references to the “first”, “second”, “third”, and “fourth” quarter of a fiscal relate to the quarters ended March 31, June 30, September 30 and December 31, respectively, of the related year.

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

Excluded from the computation of diluted earnings per share as anti-dilutive for the three months ended March 31, 2006 warrants for the purchase of an aggregate of 725,000 shares of common stock exercisable at a weighted average exercise price of $2.86 per share and an aggregate of 3,580,185 shares of common stock issuable upon the conversion of convertible debt or convertible preferred stock at a weighted average conversion price of $2.42 per share.

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

2.	Discontinued Operations

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

3.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2005	March 31, 2006
Land	$556,225	$556,225
Buildings	7,608,793	7,608,793
Leasehold Improvements	4,372,997	4,428,362
Equipment	2,346,659	2,237,025
Signs	152,956	152,956
Furniture and fixtures	705,653	715,839

	15,743,283	15,699,200
Less accumulated depreciation and amortization	1,529,150	1,713,114

Net property and equipment	$14,214,133	$13,986,086

Depreciation and amortization expense was $222,389 and $218,095 for the three months ended March 31, 2005 and 2006, respectively.

Property, plant and equipment owned under capital leases, and property, plant and equipment pledged as collateral on borrowings, was as follows:

	At March 31, 2005	At March 31, 2006
Capital leases:
Cost	$1,603,579	$1,594,633
Accumulated depreciation and amortization	(126,574)	$(186,191)

Net book value	1,477,005	$1,408,442

Pledged as collateral:
Cost	$1,603,579	$1,594,633
Accumulated depreciation and amortization	(126,574)	$(186,191)

Net book value	$1,477,005	$1,408,442

4.	Transactions with Related Parties

The day to day management of all the Company’s nightclubs is conducted through its wholly-owned subsidiary International Entertainment Consultants, Inc. (“IEC”). In addition to managing the clubs owned by the Company, IEC manages clubs owned by Mr. Lowrie. IEC charges those clubs a management fee which is based on an allocation of the Company’s common expenses incurred in maintaining its regional and corporate club management functions. Such fees are included in other income and were $670,259 and $749,703 for the three months ended March 31, 2006 and 2005, respectively

July 21, 2004 the Company acquired an aggregate 90.5 percent interest in Glendale Restaurant Concepts, LP from Mr. Lowrie and Lowrie Management, LLLP, an affiliate of Mr. Lowrie. As part of the purchase price the Company issued to Lowrie Management LLLP a promissory note for $4,000,000 due $1,000,000 in July 2006, $1,000,000 in January 2007, $1,000,000 in July 2007, and $1,000,000 in January 2008, with interest payable monthly at 7.5 percent. Interest expense related to this note was $ 75,000 for the three months ended March 31, 2006 and 2005.

From time to time the Company has received advances from Lowrie Management LLLP, an affiliate of Mr. Lowrie. These advances were used for various cash flow needs. The Company pays interest on these advances at a rate of 7.5 per cent per annum. As of March 31, 2006 and December 31, 2005, the outstanding balances, including accrued but unpaid interest, were $249,704 and $241,317 respectively. Interest accrued on these advances was $15,704 for the three months ended March 31, 2006 and $33,420 for the three months ended March 31, 2005.

Mr. Lowrie or Lowrie Management LLLP has guaranteed several of the Company’s borrowings.

5.	Redeemable Preferred Stock

During the three months ended March 31, 2006 the Company redeemed 78,965 shares of its Series A Preferred Stock at $10.00 per share, or an aggregate of $789,653, and 15,000 shares of its Series A Preferred Stock or $150,000 were exchanged along with $75,000 for a three percent interest in Glenarm Restaurant LLC. (note 6). At March 31, 2006 there are an aggregate of 789,653 shares of Series A Preferred Stock outstanding.

The Redeemable preferred stock offering costs of $184,381 are being amortized over the one year period before the call or put option. The balance of unamortized offering costs at March 31, 2006 is $0 and at March 31, 2005 is $138,381. The amortization of the offering costs of $23,381 and $46,000 for the three months ended March 31, 2006 and 2005, respectively, is included in the preferred stock dividends.

6.	Glenarm Restaurant LLC Private Placement

During the first quarter 2006 the Company offered ownership in Glenarm Restaurant LLC in a private placement. The private placement closed on the minimum of the placement, seven percent ownership or $525,000. The placement remained open until May 1, 2006 and the Company sold a total of ten percent of Glenarm Restaurant LLC.

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

The following table sets forth certain information about each segment’s financial information for the three months ended March 31, 2005 and 2006.

	March 31,
	2005	2006
Business segment sales
Night clubs	$3,432,726	$3,530,675
Management	749,703	670,259

	$4,182,429	$4,200,934

Business segment operating income
Night clubs	$458,407	$743,637
Management	785	(2,774)

	$459,192	$740,863

Business segment assets
Night clubs	$28,355,744	$26,403,770
Management	819,451	568,703

	$29,175,195	$26,972,473

Business segment liabilities
Night clubs	$15,864,322	$14,896,646
Management	691,465	435,108

	$16,555,787	$15,331,754

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources during the three months period ended March 31, 2006 and 2005 and should be read in conjunction with the financial statements appearing elsewhere herein. In addition, in conjunction with this report the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.

Forward-looking information

This report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, (the “Exchange Act”) that are based on management’s exercise of business judgment as well as assumptions made by, and information currently available to, management. When used in this document, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

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

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Position and Results of Operations – Critical Accounting Policies in our Annual report on Form 10-KSB for the year ended December 31, 2005.

Results of Operations - First Quarter ended March 31, 2006 Compared to March 31, 2005

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,		Percentage change
	2005	2006
Revenues
Sales of alcoholic beverages	1,677,719	1,876,539	11.9%
Sales of food and merchandise	359,301	293,104	(18.4)%
Service revenue	1,056,717	937,973	(11.2)%
Other	1,088,692	1,093,318	0.4%

Total revenue	4,182,429	4,200,934	0.4%

Operating Expenses
Cost of goods sold	565,197	630,787	11.6%
Salaries and wages	1,490,222	1,264,417	(15.2)%
Management fee	—	—	*
Other general and administrative
Taxes and permits	78,820	110,837	40.6%
Charge card and bank fees	63,146	65,143	3.2%
Rent	225,666	221,702	(1.8)%
Legal and professional	172,615	79,181	(54.1)%
Advertising and marketing	206,900	116,576	(43.7)%
Other	698,282	753,333	7.9%
Depreciation & amortization	222,389	218,095	(1.9)%

Total operating expenses	3,723,237	3,460,071	(7.1)%

Income from operations	459,192	740,863	61.3%

Other income (expenses)
Interest expense	(334,854)	(345,046)	3.0%
(Loss) on sale of assets	—	(18,024)	*
Unrealized gain on marketable securities	—	12,280	*
Other	266	—	* %
Interest income	14,524	3,741	(74.2)%

Total Other Income (Expenses)	(320,064)	(347,049)	8.4%

Income continuing operations before income taxes	139,128	393,814	183.1%
Income tax expense – current	—	—	*
Income tax expense – deferred	—	—	*

Total income taxes	—	—	*

Minority interest	(10,049)	(8,544)	(15.0)

Income continuing operations	$129,079	$385,270	198.5%

* - not meaningful

Revenues

Our revenues from our owned clubs include revenues from the sale of alcoholic beverages, food and merchandise, and service revenues, which include the fees entertainers pay us to be allowed to perform at our clubs, fees we charge for admission to our clubs, ATM fees and other ancillary revenues. Those revenues increased from $3,093,737 for the three months ended March 31, 2005 to $3,107,616 for the three months ended March 31, 2006. The increase in revenue of $13,879 or .5% results from our “existing clubs”. The change in the revenues at our “existing clubs” ranged from a decrease of 33.2% to an increase of 27.6%. The clubs that had decrease in revenues for the same periods ended 2005 and 2006 were as follows: Penthouse Phoenix 33.2%, Penthouse Denver 6.5%, and Pt’s Indy 1.3%. The clubs with increases in revenues for the same periods ended 2005 and 2006 were as follows: Platinum Club St. Louis 2.2%, VCGD (Centerfolds) 4%, and Diamond Cabaret Denver 27.6% (includes revenues from Tabu).

Other revenues, which are comprised principally of the management fees that IEC charges for the management of the clubs that we do not own, ATM fees and other ancillary revenue increased by $4,626 for the three months ended March 31, 2006. The decrease for the management fees was $79,444 for the three months ended March 31, 2006 as compared to the same period for fiscal 2005 and the reflected a decrease in the payroll related expenses that are now being paid directly by the clubs. The increase of $84,070 for the three months ended March 31, 2006 reflects mainly an increase in ATM fees due to a change in the structure of the fees charged for the use of the ATM’s at our clubs (from a fixed fee of $10 and a maximum of $200 to a fee of 10% of the transaction, with no limit on the withdraw).

Cost of Goods Sold

For the three months ended March 31, 2005, cost of goods sold, which represents the costs of the alcohol, food and merchandise we sell, sales increased by 11.6% in comparison to the 7% increase in the combined revenues from the sales of alcohol and food and merchandise. The relationship of our cost of sales to our revenues from the sale of alcohol and food and merchandise will vary from club to club depending on various factors, including the variety of food offered, whether the club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” clubs will have a greater variety of food offered, a boutique and higher percentage of wine and champagne sales. This will generally produce a lower overall margin on the club’s revenues. The Penthouse clubs in Phoenix and Denver and the Diamond Cabaret are such “upscale” clubs, and their opening/acquisition had the effect of increasing our cost of goods sold as a percentage of our revenues from the sale of alcohol and food and merchandise. We have been pursuing steps which have improved the margins in the upscale clubs and will continue to pursue additional steps. However, on a consolidated basis our gross margin declined for the three months ended March 31, 2006 as the result of the faster growth of the revenues from the upscale clubs as compared to the revenues from our other clubs, as a result of which the operations of the upscale clubs (including their lower gross margins) have increased as a percentage of our overall operations. The trend of decreasing margins has stabilized in the last quarter 2005 and in the first quarter of 2006 there was a slight increase in the margin.

Salaries and Wages

Salary and wages expenses decreased by 15.2% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The decrease reflects the effects of the increase in revenues that increases the economies of scale of our operations and we have reduced payrolls as we reviewed our budgets.

Other General and Administrative Expenses

Taxes and permits increased by 32,017 or 40.6% for three months ended March 31, 2006 as compared to the same period in fiscal 2005. The increase is the result of two factors. First, for three of the clubs we changed the way that we pay club management by paying at the club level creating payroll taxes that were previously part of the management fees charged by IEC for management. Secondly, we have received a 5.2%, averaged between all of the clubs, increase in property taxes.

Rent decreased $3,964 or (1.8%) for the three months ended March 31, 2006 as compared to the same period in fiscal 2005. This decrease was due to the changes in the miscellaneous additional parking lot and equipment rents.

Legal and professional expenses decreased by $93,434 or (54.1%) for the three months ended March 31, 2006 as compared to the same period fiscal 2005. These expenses decrease for the three months ending March 31, 2006 decreased since we had no acquisition related audit costs in 2006, and incurred no legal fees related to the preparation of the amended 10-KSB.

Advertising and marketing expenses decreased $90,324, representing a (43.7%) decrease for the three months ended March 31, 2006 over the same period in fiscal 2005. The decreases are attributable to the advertising being normalized for normal budgets on the new clubs in Denver and Phoenix, including the additional marketing of the dance club in Denver.

Other general and administrative expenses increased $55,051, representing a 7.9% increase for the three months ended March 31, 2006 as compared to the same period fiscal 2005. The increase relates directly to the increase in our operations as reflected in the growth in our revenues.

Depreciation and Amortization

The depreciation and amortization decreased by $4,294 or (1.9%) for the three months ended March 31, 2006 as compared to the same period in 2005.

Interest Expense

Interest expense increased by $10,192 during the three months ended March 31, 2006 as compared to the same period in 2005. The increase is due to increase in borrowings incurred during fiscal 2006 to finance payment of part of the redemption of our Series A Preferred Stock.

Interest Income

Interest income decreased $10,783 for the three months ended March 31, 2006. The decrease is due to not receiving interest on the note received from the sale of the Tennessee property as the note was sold in January 2006. The interest earned from bank interest also decreased as a result of a lower level of cash.

Loss on sale of assets

The $18,024 loss on sale of assets was made up of three separate transactions. The transactions are as follows: 1) Glendale Restaurant Concepts LP sold its POS system that resulted in a loss of $33,816; 2) we sold the promissory note we received on the sale of the Tennessee property in 2005. We received $475,000 from an unrelated third party for the sale of the promissory note creating a loss of $118,906; 3) we sold 7 percent of Glenarm Restaurant LLC for $525,000 that created a gain of $134,698.

Net income

As a result of the factors discussed above, net income increased to $385,270 for the three months ended March 31, 2006 as compared with $113,251 for the same period in 2005.

Net Income Applicable to Common Shareholders and Earnings Per Share

For the three months ended March 31, 2006, we paid or accrued dividends of $238,310, includes $23,381 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net income (loss) applicable to common shareholders to $146,960 for the three months ended March 31, 2006 as compared to ($341,888) for the three months ended March 31, 2005, that has paid or accrued dividends of $455,135 and includes $46,000 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. As of March 31, 2006 there are 798,581 shares of Series A Preferred Stock outstanding. Each share is entitled to an annual dividend of 10% on the basis of the $10.00 per share price at which the shares were sold. The dividend is payable in cash monthly to the holders of the Series A Preferred Stock on the 24th of each month. As a result, we will incur a cash dividend charge of $197,395 each quarter, which will reduce net income applicable to common stockholders, until such time, if any, as shares of the Series A Preferred Stock are redeemed by us (either at our option or the option of the holder) or are converted into shares of our common stock.

Business Segments and Results

The following table sets forth certain information about each segment’s financial information for the three months ended March 31, 2005 and 2006.

	March 31,
	2005	2006
Business segment sales
Night clubs	$3,432,726	$3,530,675
Management	749,703	670,259

	$4,182,429	$4,200,934

Business segment operating income
Night clubs	$458,407	$743,637
Management	785	(2,774)

	$459,192	$740,863

Business segment assets
Night clubs	$28,355,744	$26,403,770
Management	819,451	568,703

	$29,175,195	$26,972,473

Business segment liabilities
Night clubs	$15,864,322	$14,896,646
Management	691,465	435,108

	$16,555,787	$15,331,754

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

Working Capital

At March 31, 2006 and December 31, 2005, the Company had cash and cash equivalents of $619,000 and $548,000 and total current assets of $2,100,000 and $2,100,000, respectively. Our current liabilities exceeded our current assets by $5,200,000 and $4,400,000 at March 31, 2006 and December 31, 2005. Of the current liabilities at March 31, 2006, $2,800,000 is due to Lowrie Management, LLLP and another $2,000,000 of liabilities, are guaranteed by Mr. Lowrie. We will attempt to extend the terms of these liabilities or extinguish them through the issuance of equity securities. However, there can be no assurance that we will be able to accomplish such extensions or conversions.

As of March 31, 2006 we have restructured our bank debt and the new commitment will be in place by May 20, 2006. The terms of the new banking commitment will take $2,900,000 of our current debt most of which is either current or being amortized over of three years or less and it will become one note with a fixed rate of interest of 8.5% for a four year period and the principal will be amortized of a ten year period. The effect of this new bank debt will save cash flow of approximately $14,000 per month, we will not have to renew and restructure our short-term debt in the future and the part of the collateral being used as security for the loan are cash accounts owned by Lowrie Management LLLP and the terms of the commitment allow to borrow up to an average of 75% of the value of the accounts subject to the approval of Lowrie Management LLLP. Upon effectiveness, this gives us the ability to expand our working capital line by another $1,500,000. In addition, we have completed negotiations with Lowrie Management LLLP on the restructure of our note on the purchase of Glendale Restaurant Concepts LP. The terms of this new note are similar to the bank financing and will allow us to pay for the purchase of Glendale Restaurant Concepts LP over the next ten years if necessary, without the need to restructure the debt. Lowrie Management LLLP’s security position will not change as a part of this new note. The increase in payment of approximately $14,000 created by the new note will be covered by the savings discussed above.

In November, 2004 we placed $1,250,000 of Convertible Subordinated Notes. The notes are convertible into shares of our common stock at a conversion price of $2.00 per share. $109,000 of the notes have been converted into 54,500 shares of common stock. While the conversion of the notes would not provide us with additional capital, such conversion would eliminate the related interest expense and improve our debt to equity ratio. The balance outstanding at March 31, 2006 of these notes is $673,723. In addition, the purchasers of the notes were issued an aggregate of 156,250 warrants exercisable for five years at an exercise price of $3.00 per share, and an aggregate of 156,250 warrants exercisable for five years at an exercise price of $4.00 per share. The exercise of any of the warrants would provide us with additional capital.

Certain purchasers of the Convertible Subordinated Notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issues in November, 2004 but having a conversion price that reflects a premium to the average closing prices for our common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. As of March 31, 2006 no additional Convertible Subordinated Notes have been issued pursuant to this right.

As of March 31, 2006 we have outstanding 798,581 shares of our Series A Preferred Stock. The Series A Preferred Stock is redeemable (i) at the option of the holders at $10.00 per share upon ninety days written notice at any time one year after its issuance, or (ii) by VCG at $10.00 per share immediately upon written notice to the holders after one year (September 24, 2005). In addition, the Series A Preferred Stock is convertible at the option of the holders into shares of common stock at a conversion price equal to the greater of $2.50 or 75% of the 30 day moving average of the market price of Company’s common stock on the date of conversion. As of March 31, 2006 we had outstanding “puts” of $287,500 of which $225,000 was paid in April 2006 out of cash flow and $62,500 remains and will be replaced, in May 2006, with a new shareholder. Also $200,000 was converted, along with $25,000, on May 1, 2006 into three percent ownership of Glenarm Restaurant LLC.

During the first fiscal quarter 2006 we sold 7% of Glenarm Restaurant LLC for $525,000 and additional 3% was sold in April 2006 as apart of a private placement. The placement was closed on May 1, 2006 and we do not plan to sell any more interest in Glenarm Restaurant LLC. We sold the 10% of Glenarm Restaurant LLC as part of our plan to restructure debt, pay for “puts” of the Series A Preferred Stock, and reduce the pressure on our current cash flow. We feel that the plan that we are implementing and discussed above will allow us to operate, cover our current obligations and fulfill any of our obligations from any additional “puts” of the Series A Preferred Stock or unknown demands on working capital. We intend to continue to seek new capital and a failure to obtain new capital could have a material adverse impact on our liquidity and future operations

Capital Resources

We had stockholders’ equity of $3,190,548 as of March 31, 2006 and $3,043,588 at December 31, 2005. The change is the result of the income during the fiscal quarter and a reduction in retained earning from the payment of preferred stock dividends.

The net cash provided by operating activities was $719,403 for the three months ended March 31, 2006 and $456,349 for the three months ended March 31, 2005. The increase in the cash flow provided by operations was due to the increase in our net income for those periods and reduced by the cash flows used to decrease accounts payables.

The net cash provided by investing activities for the three months ended March 31, 2006 was $812,252, resulting from the use of $31,360 for equipment and leaseholds and $15,454 for investments, offset by $857,500 from sale assets and $1,566 return of a deposit. The net cash used by investing activities for the three months ended March 31, 2005 was $25,089. $422,101 was for equipment and improvements primarily at the Denver club. This was offset by $429,512 of investing cash inflows from our sale of TRC. The net investing cash outflows for the three months ended March 31, 2005 were financed from cash flows from operations.

The cash used from financing activities for the three months ended March 31, 2006 was $1,969,639, $815,056 was applied to the reduction of debt and capital leases, $214,930 payment of preferred stock dividend and $939,653 redemption of preferred stock. The net cash inflow from financing activities for the three months ended March 31, 2006 resulted from $504,000 from the issuance of new debt, and $4,890 provided payment on notes receivable. Cash used for financing activities for the three months ended March 31, 2005 was $160,040. We used $252,572 to repay debt, $36,266 to make payments on capital leases, and $409,135 to make preferred stock dividend payments. These were partially offset by $529,994 we obtained from the issuance of preferred stock, net of preferred stock offering costs.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Item 3.	Controls and Procedures

As of March 31, 2006, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

VCG HOLDING CORP. (Registrant)

Date: May 15, 2006	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2006	By:	/s/ Donald W. Prosser
Donald W. Prosser, Chief Financial and Accounting Officer (Principal Accounting Officer)