Form 10QSB
period 2006-06-30
VCG HOLDING CORP
filed 2006-08-14
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2006

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

As of August 5, 2006, there were 8,854,901 shares of the issuer’s common stock, $.0001 par value, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	December 31 2005	June 30 2006
Assets
Current Assets
Cash & cash equivalents	$547,937	$700,985
Investments	308,701	319,764
Other receivables	201,030	182,039
Inventories	410,536	377,620
Prepaid expenses	350,112	223,190
Income taxes receivable	272,244	272,244

Total Current Assets	2,090,560	2,075,842

Property, Plant and Equipment
Property, plant and equipment	15,743,283	15,759,060
Less accumulated depreciation	1,529,150	1,926,951

Net equipment and leasehold improvements	14,214,133	13,832,109

Other Assets
Other receivables – long-term	587,933	—
Deposits	82,544	80,980
License costs	247,854	247,854
Loan fees, net	348,458	246,869
Goodwill	10,107,414	10,107,414
Plans and drawings	75,628	75,628
Deferred offering costs	104,541	81,160

Total Other Assets	11,554,372	10,839,905

Total Assets	$27,859,065	$26,747,856

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$613,164	$524,898
Accrued expenses	517,907	265,590
Deferred revenue	29,752	36,043
Current portion of capitalized lease	172,363	1,028,226
Current portion of long-term debt	5,196,928	2,504,538

Total current liabilities	6,530,114	4,359,295

Long-term Debt
Capitalized lease	972,000	32,740
Long-term debt	8,301,082	10,741,507

Total long-term debt	9,273,082	10,774,247

Minority Interest Liability	86,819	631,241

Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized; 892,546 (2005) and 735,054 (2006) issued and outstanding	8,925,462	7,350,539

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 8,656,569 (2005) and 8,729,902 (2006) shares issued and Outstanding	867	874
Paid-in capital	5,720,661	5,854,087
Retained earnings	(2,677,940)	(2,222,427)

Total stockholders’ equity	3,043,588	3,632,534

Total Liabilities and Stockholders’ Equity	$27,859,065	$26,747,856

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three Months Ended		Six Months Ended
	June 30,
	2005	2006	2005	2006
Revenues
Sales of alcoholic beverages	$1,714,703	$1,909,349	$3,392,423	$3,785,888
Sales of food and merchandise	308,420	265,893	667,721	558,997
Service revenue	1,030,678	997,767	2,087,395	1,935,740
Management fees and other income	1,175,171	1,138,891	2,263,863	2,232,209

Total revenue	4,228,972	4,311,900	8,411,402	8,512,834

Operating Expenses
Cost of goods sold	592,743	673,298	1,157,940	1,304,085
Salaries and wages	1,493,131	1,237,743	2,983,353	2,502,159
Management fee	—	—	—	—
Other general and administrative
Taxes and permits	77,629	96,943	156,448	207,780
Charge card and bank fees	54,372	58,677	117,518	123,820
Rent	213,681	226,211	439,347	447,913
Legal and professional	66,967	83,233	239,582	162,414
Advertising and marketing	191,392	128,656	398,291	245,232
Other	897,806	761,363	1,596,092	1,514,697
Depreciation & amortization	185,401	213,838	407,790	431,933

Total operating expenses	3,773,122	3,479,962	7,496,361	6,940,033

Income from operations	455,850	831,938	915,041	1,572,801

Other income (expenses)
Interest expense	(333,176)	(336,053)	(668,030)	(681,099)
Interest income	22,239	3,421	36,763	7,162
Other	(266)	—	—	—
Unrealized gain (loss) on marketable securities	—	(7,580)	—	4,700
Gain on sale of assets	—	62,208	—	44,184

Total Other Income (Expenses)	(311,203)	(278,004)	(631,267)	(625,053)

Income from continuing operations before income taxes	144,647	553,934	283,774	947,748

Income tax expense – current	—	—	—	—
Income tax expense – deferred	—	—	—	—

Total income taxes	—	—	—	—

Minority interest	(6,728)	(36,436)	(16,776)	(44,980)

Net income from continuing operations	137,919	517,498	266,998	902,768
Discontinued operations
Loss from operations of discontinued operating segment	(9,593)	—	(25,421)	—
Income tax	—	—	—	—

Loss from discontinued operations	(9,593)	—	(25,421)	—

Net Income	128,326	517,498	241,577	902,768
Preferred stock dividends	(470,550)	(208,945)	(925,685)	(447,255)

Net income (loss) applicable to common shareholders	$(342,224)	$308,553	$(684,108)	$455,513

Earnings (loss) per share:
Income from continuing operations	$0.02	$0.06	$0.03	$0.10
Preferred stock dividend	(0.06)	(0.02)	(0.11)	(0.05)
Basic income (loss) per common shareholder	$(0.04)	$0.04	$(0.08)	$0.05
Weighted average shares outstanding	8,428,010	8,686,680	8,402,285	8,671,624

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2006

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2005	8,656,569	$867	$5,720,661	$(2,677,940)	$3,043,588
Conversation of preferred stock to common stock	40,000	4	99,996	—	100,000
Dividends preferred stock	—	—	—	(447,255)	(447,255)
Issuance of common stock for preferred stock offering costs	10,000	1	10,099	—	10,100
Common stock for services	23,333	2	23,331	—	23,333
Net income for six months ended June 30, 2006	—	—	—	902,768	902,768

Balances, June 30, 2006	8,729,902	$874	$5,854,087	$(2,222,427)	$3,632,534

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the Six Months Ended,

Unaudited

	June 30,
	2005	2006
Net income	$241,577	$902,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	506,586	548,405
(Increase) decrease in other receivables	164,425	50,570
(Increase) decrease in inventory	(9,944)	32,916
(Increase) decrease in prepaid expenses	117,392	150,546
(Gain) loss on disposition of assets	—	(44,184)
Unrealized (gain) loss on marketable securities	—	(4,700)
Increase (decrease) in trade accounts payable	(168,580)	(116,737)
Increase (decrease) in income taxes payable	(875)	—
Increase (decrease) in deferred revenue	—	6,293
Increase (decrease) in accrued expenses	(17,350)	(288,441)

Net cash provided by operating activities	833,231	1,237,436

Investing Activities
Investments	—	(11,063)
Purchases of equipment and leasehold improvements	(728,132)	(91,220)
Costs of licenses	(15,292)	—
Deposits	(55,125)	1,565
Proceeds from disposition of assets	429,512	434,897

Net cash used by investing activities	(369,037)	334,179

Financing Activities
Cost of loan fees	(6,000)	(14,883)
Deferred offering costs	(85,133)	—
Payments on notes receivable	18,749	99,555
Payment on capitalized lease	(73,305)	(26,772)
Proceeds from mortgage payable	450,000	3,836,000
Payments on mortgage payable	(486,096)	(3,323,770)
Loan from related party	(200,000)	—
Preferred stock dividend	(833,685)	(413,774)
Redemption of preferred stock	—	(1,574,923)
Sale of preferred stock	574,994	—
Sale of common stock	294,095	— .

Net cash provided (used) by financing activities	(346,381)	(1,418,567)

Net increase in cash	117,813	153,048
Cash beginning of period	629,609	547,937

Cash end of period	$747,422	$700,985

Interest Paid	$545,153	$593,951

Supplemental disclosure of non-cash investing and financing activities: Amortization of preferred stock offering costs	$92,000	$33,481

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

For the six months ended, June 30, 2006

Unaudited

1) Summary of Significant Accounting Policies

Nature of Business

VCG Holdings, Inc. (“VCG” or “the Company”) is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. As of June 30, 2006 the Company owns and operates seven nightclubs located in suburbs of Indianapolis, Indiana; Denver, Colorado (four clubs); Phoenix, Arizona; and East St. Louis, Illinois.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2005 and June 30, 2006, and the results of operations and cash flows for the periods ended June 30, 2005 and 2006.

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

1. Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share (Continued)

Excluded from the computation of diluted earnings per share as anti-dilutive for the three and six months ended June 30, 2006 are warrants for the purchase of an aggregate of 725,000 shares of common stock exercisable at a weighted average exercise price of $2.86 per share and an aggregate of 3,547,890 shares of common stock issuable upon the conversion of convertible debt or convertible preferred stock at a weighted average conversion price of $2.43 per share.

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

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2005	June 30, 2006
Land	$556,225	$556,225
Buildings	7,608,793	7,608,793
Leasehold Improvements	4,372,997	4,450,482
Equipment	2,346,659	2,260,500
Signs	152,956	152,956
Furniture and fixtures	705,653	730,104

	15,743,283	15,759,060
Less accumulated depreciation and amortization	1,529,150	1,926,951

Net property and equipment	$14,214,133	$13,832,109

Depreciation and amortization expense was $407,790 and $431,933 for the six months ended June 30, 2005 and 2006, respectively.

Property, plant and equipment owned under capital leases, and property, plant and equipment pledged as collateral on borrowings, was as follows:

3. Property, Plant and Equipment (Continued)

	At June 30, 2005	At June 30, 2006
Capital leases:
Cost	$1,603,579	$1,594,633
Accumulated depreciation and amortization	(139,242)	$(201,095)

Net book value	1,464,337	$1,393,538

Pledged as collateral:
Cost	$1,603,579	$1,594,633
Accumulated depreciation and amortization	(139,242)	$(201,095)

Net book value	$1,464,337	$1,393,538

4. Transactions with Related Parties

The day to day management of all the Company’s nightclubs is conducted through the Company’s wholly-owned subsidiary International Entertainment Consultants, Inc. (“IEC”). In addition to managing the clubs owned by the Company, IEC manages clubs owned by Mr. Lowrie. IEC charges those clubs a management fee which is based on an allocation of the Company’s common expenses incurred in maintaining its regional and corporate club management functions. Such fees are included in other income and were $1,485,122 and $1,320,689 for the six months ended June 30, 2005 and 2006, respectively and were $735,419 and $650,430 for the three months ended June 30, 2005 and 2006, respectively

July 21, 2004 the Company acquired an aggregate 90.5 percent interest in Glendale Restaurant Concepts, LP from Mr. Lowrie and Lowrie Management LLLP, an affiliate of Mr. Lowrie. As part of the purchase price the Company issued to Lowrie Management LLLP a promissory note for $4,000,000 due $1,000,000 in July 2006, $1,000,000 in January 2007, $1,000,000 in July 2007, and $1,000,000 in January 2008, with interest payable monthly at 7.5 percent. Interest expense related to this note was $ 150,000 for the six months ended June 30, 2005 and 2006. In May 2006 the Company renegotiated the note at the same time it refinanced the its bank debt. (Note 5) The terms of the amended note are to change the rate to 8.5%, amortize the note over ten years with a payment of $49,594 per month including interest. The interest rate will be adjusted at the end of the fifth year to the same rate as the bank debt on that date.

From time to time the Company has received advances from Lowrie Management LLLP, an affiliate of Mr. Lowrie. These advances were used for various cash flow needs. The Company pays interest on these advances at a rate of 7.5 per cent per annum. As of June 30, 2006 and December 31, 2005, the outstanding balances, including accrued but unpaid interest, were $0 and $241,317 respectively. Interest paid on these advances was $18,700 for the six months ended June 30, 2006 and $629 for the six months ended June 30, 2005. Mr. Lowrie or Lowrie Management LLLP has guaranteed several of the Company’s borrowings.

5. Long-Term Debt

In May 2006, VCG entered into a loan agreement with a new bank. The new note is $2,900,000 payable at $36,156 per month including interest of 8.5%. The loan is being amortized over ten years and is due in May 2010. This note paid off five notes at the prior bank, advances due to Lowrie Management LLLP including interest, and redeemed $90,000 of preferred stock. The note is secured by VCG assets, cash assets owned by Lowrie Management LLLP, and guaranteed by Troy H Lowrie.

5. Long-Term Debt (Continued)

In connection with the note due Lowrie Management LLLP (Note 4) the note was renegotiated to the following terms; a rate of 8.5%, amortizing the note over ten years with a payment of $49,594 per month including interest. The interest rate will be adjusted at the end of the fifth year to the same rate as the bank debt on that date.

In July 2006 the Company paid off a bank note of $600,000 that was due December 2006 with a new note of $600,000 with the new bank and under the same terms, conditions and security as the $2,900,000 note in May 2006. The note is payable at $7,612 per month including interest, amortizing over ten years and due May 2010.

The refinancing of the long-term has the following effect on the five year maturity schedule:

2007	$2,504,538
2008	2,850,884
2009	931,144
2010	3,408,868
2011	707,305
Thereafter	2,843,306

$13,246,045

6. Redeemable Preferred Stock

During the six months ended June 30, 2006 the Company redeemed 112,492 shares of its Series A Preferred Stock at $10.00 per share, or an aggregate of $1,124,923, 10,000 shares of its Series A Preferred Stock or $100,000 was exchanged for 40,000 shares of Common stock at an exchange rate of $2.50 per share, and 35,000 shares of its Series A Preferred Stock or $350,000 were exchanged along with $100,000 for six percent of Glenarm Restaurant LLC. (Note 7). At June 30, 2006 there are an aggregate of 735,054 shares of Series A Preferred Stock outstanding.

The Redeemable preferred stock offering costs of $184,381 are being amortized over the one year period before the call or put option. The balance of unamortized offering costs at June 30, 2006 is $0 and at June 30, 2005 is $92,381. The amortization of the offering costs of $34,381 and $92,000 for the six months ended June 30, 2006 and 2005, respectively, is included in the preferred stock dividends.

7. Glenarm Restaurant LLC Private Placement

During the two quarters 2006 the Company offered ownership in Glenarm Restaurant LLC in a private placement. The private placement is now closed and there was a total ten percent ownership that sold for $750,000.

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

The following table sets forth certain information about each segment’s financial information for the six months ended June 30, 2005 and 2006.

	June 30,
	2005	2006
Business segment sales
Night clubs	$6,926,280	$7,192,145
Management	1,485,122	1,320,689

	$8,411,402	$8,512,834

Business segment operating income
Night clubs	$916,826	$1,560,521
Management	(1,785)	12,280

	$915,041	$1,572,801

Business segment assets
Night clubs	$28,245,195	$26,080,367
Management	754,053	667,489

	$28,999,248	$26,747,856

Business segment liabilities
Night clubs	$15,750,371	$15,249,214
Management	627,598	515,569

	$16,377,969	$15,764,783

The following table sets forth certain information about each segment’s financial information for the three months ended June 30, 2005 and 2006.

	June 30,
	2005	2006
Business segment sales
Night clubs	$3,493,553	$3,661,470
Management	735,419	650,430

	$4,228,972	$4,311,900

Business segment operating income
Night clubs	$458,420	$816,884
Management	(2,570)	15,054

	$455,850	$831,938

9. Subsequent Event

On August 4, 2006 the Company entered into an agreement for purchase and sale of business and assets with Consolidated Restaurants Limited, LLC, a Colorado limited liability company. Under the terms and provisions of the agreement, the seller, in consideration for a total payment by the Company of $1,400,000 ($1,000,000 payable in cash and a $400,000 promissory note carried by the seller to be issued at closing), agreed to transfer and sell to the Company business assets, property, fixtures and equipment of as well as liquor and other business licenses required for the ownership and operation of a certain nightclub/tavern. The Agreement contemplates several conditions to closing, which include (but are not limited to) receipt by the Company of regulatory approvals of business license transfers and completion of the due diligence investigation by the Company on or before August 15, 2006. The Agreement contains certain other provisions which are customary for agreements of this nature

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources during the six months period ended June 30, 2005 and 2006 respectively and should be read in conjunction with the financial statements appearing elsewhere herein. In addition, in conjunction with this report the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.

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

We were incorporated under the laws of the State of Colorado in 1998, but did not begin operations until April 2002. We are engaged in owning and operating nightclubs which provide quality live adult entertainment and food and beverage services. Since 2002, we have purchased and operate seven adult entertainment nightclubs and one upscale dance club, and have sold one of those clubs, such that at June 30, 2006 we own seven total clubs. Our clubs offer live adult entertainment and generally food and beverage service. Of the six owned adult entertainment nightclubs, three offer fine dining in full service restaurants and have VIP facilities and five serve alcoholic beverages and the upscale dance club is located in the same building with one of the adult entertainment nightclub.

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

On August 4, 2006, we entered into an Agreement for Purchase of Business and Assets of Consolidated Restaurants Limited, LLC, a Colorado limited liability company, to acquire certain property, business assets, fixtures and equipment as well as liquor and business licenses required for ownership and operation of a certain nightclub/tavern. The acquisition has not closed as of the date hereof.

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

Results of Operations - Second Quarter ended June 30, 2005 Compared to June 30, 2006

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the six months and three months ended June 30, 2005 and 2006:

	Six months ended June 30,		Percentage change
	2005	2006
Revenues
Sales of alcoholic beverages	3,392,423	3,785,888	11.6%
Sales of food and merchandise	667,721	558,997	(16.3)%
Service revenue	2,087,395	1,935,740	(7.3)%
Other	2,263,863	2,232,209	(1.4)%

Total revenue	8,411,402	8,512,834	1.2%

Operating Expenses
Cost of goods sold	1,157,940	1,304,085	12.6%
Salaries and wages	2,983,353	2,502,159	(16.1)%
Management fee	—	—	*
Other general and administrative
Taxes and permits	156,448	207,780	32.8%
Charge card and bank fees	117,518	123,820	5.4%
Rent	439,347	447,913	1.9%
Legal and professional	239,582	162,414	(32.2)%
Advertising and marketing	398,291	245,232	(38.4)%
Other	1,596,092	1,514,697	(5.1)%
Depreciation & amortization	407,790	431,933	5.9%

Total operating expenses	7,496,361	6,940,033	(7.4)%

Income from operations	915,041	1,572,801	71.9%

Other income (expenses)
Interest expense	(668,030)	(681,099)	2.0%
Gain on sale of assets	—	44,184	*
Unrealized gain on marketable securities	—	4,700	*
Other	—	—	* %
Interest income	36,763	7,162	(80.5)%

Total Other Income (Expenses)	(631,267)	(625,053)	(1.0)%

Income continuing operations before income taxes	283,774	947,748	234.0%
Income tax expense – current	—	—	*
Income tax expense – deferred	—	—	*

Total income taxes	—	—	*

Minority interest	(16,776)	(44,980)	*

Income continuing operations	$266,998	$902,768	238.1%

*	- not meaningful

	Three months ended June 30,		Percentage change
	2005	2006
Revenues
Sales of alcoholic beverages	1,714,703	1,909,349	11.4%
Sales of food and merchandise	308,420	265,893	(13.8)%
Service revenue	1,030,678	997,767	(3.2)%
Other	1,175,171	1,138,891	(3.1)%

Total revenue	4,228,972	4,311,900	2.0%

Operating Expenses
Cost of goods sold	592,743	673,298	13.6%
Salaries and wages	1,493,131	1,237,743	(17.1)%
Management fee	—	—	*
Other general and administrative
Taxes and permits	77,629	96,943	24.9%
Charge card and bank fees	54,372	58,677	7.9%
Rent	213,681	226,211	5.9%
Legal and professional	66,967	83,233	24.3%
Advertising and marketing	191,392	128,656	(32.8)%
Other	897,806	761,363	(15.2)%
Depreciation & amortization	185,401	213,838	15.3%

Total operating expenses	3,773,122	3,479,962	(7.8)%

Income from operations	455,850	831,938	82.5%

Other income (expenses)
Interest expense	(333,176)	(336,053)	0.9%
Gain on sale of assets	—	62,208	*
Unrealized (loss) on marketable securities	—	(7,580)	*
Other	(266)	—	*
Interest income	22,239	3,421	(84.6)%

Total Other Income (Expenses)	(311,203)	(278,004)	(10.7)%

Income continuing operations before income taxes	144,647	553,934	283.0%
Income tax expense – current	—	—	*
Income tax expense – deferred	—	—	*

Total income taxes	—	—	*

Minority interest	(6,728)	(36,436)	*

Income continuing operations	$137,919	$517,498	275.2%

*	- not meaningful

Revenues

Our revenues from our owned clubs include revenues from the sale of alcoholic beverages, food and merchandise, and service revenues, which include the fees entertainers pay us to be allowed to perform at our clubs, fees we charge for admission to our clubs, ATM fees and other ancillary revenues. Those revenues increased from $6,147,539 for the six months ended June 30, 2005 to $6,280,625 for the six months ended June 30, 2006. Those revenues increased from $3,053,802 for the three months ended June 30, 2005 to $3,173,009 for the three months ended June 30, 2006. The increase in revenue of $133,086 or 2.2% for the six months ended June 30, 2006 are all the results from our “existing clubs”. The change in these revenues at our “existing clubs” ranged from a decrease of 31.2% to an increase of 27.0%. The clubs that had decrease in revenues for the same period ended 2005 and 2006 were as follows: Penthouse Phoenix 31.2% and

Penthouse Denver 3.5%. The clubs with increases in revenues for the same period ended 2005 and 2006 were as follows: Pt’s Indy 2.2%, Platinum Club St. Louis 0.2%, VCGD (Centerfolds) 2.7%, and Diamond Cabaret Denver 27.0% (includes revenues from Tabu).

Other revenues, are comprised principally of the management fees that IEC charges for the management of the clubs that we do not own. ATM fees and other ancillary revenue increased by $132,779 for the six months ended June 30, 2006 and increased by $48,709 for the three months ended June 30, 2006. The decrease for the management fees was $164,433 for the six months ended June 30, 2006 and was $84,989 for the three months ended June 30, 2006 as compared to the same periods for fiscal 2005 and the change reflects a decrease in the payroll related expenses that are now being paid directly by the clubs. The increase of $84,070 for the six months ended June 30, 2006 reflects the continued benefit of the increase in ATM fees due to a change in the structure of the fees charged for the use of the ATM’s at our clubs (from a fixed fee of $10 and a maximum of $200 to a fee of 10% of the transaction, with no limit on the withdraw).

Cost of Goods Sold

For the six months ended June 30, 2006, cost of goods sold, which represents the costs of the alcohol, food and merchandise, increased by 12.6% in comparison to the 7.0% increase in the combined revenues from the sales of alcohol and food and merchandise. For the three months ended June 30, 2006, cost of goods sold, increased by 13.6% in comparison to the 7.5% increase in the combined revenues from the sales of alcohol and food and merchandise The relationship of our cost of sales to our revenues from the sale of alcohol and food and merchandise varies from club to club depending on various factors, including the variety of food offered, whether the club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” clubs will have a greater variety of food offered, a boutique and higher percentage of wine and champagne sales. This will generally produce a lower overall margin on the club’s revenues. The Penthouse clubs in Phoenix and Denver and the Diamond Cabaret are upscale clubs, and their opening/acquisition had the effect of increasing our cost of goods sold as a percentage of our revenues from the sale of alcohol and food and merchandise. We have been pursuing steps which have improved the margins in the upscale clubs and will continue to pursue additional steps. However, on a consolidated basis our gross margin declined for the six months ended June 30, 2006 as the result of the faster growth of the revenues from the upscale clubs as compared to the revenues from our other clubs, as a result of which the operations of the upscale clubs (including their lower gross margins) have increased as a percentage of our overall operations. The trend of decreasing margins has stabilized in the last quarter 2005 and in the two quarters of 2006.

Salaries and Wages

Salary and wages expenses decreased by 16.1% for the six months ended June 30, 2006 and by 17.1% for the three months ended June 30, 2006 as compared to the six and three months ended June 30, 2005. The decrease reflects the effects of the increase in revenues that increases the economies of scale of our operations, we made a cut in parent company payroll during second quarter 2005, and we have reduced payrolls in the clubs.

Other General and Administrative Expenses

Taxes and permits increased by $51,332 or 32.8% for six months ended June 30, 2006 and increased by $19,315 or 24.9% for the three months ended June 30, 2006 as compared to the same periods in fiscal 2005. The increase is the result of two factors. First, for three of the clubs we changed the way that we pay club management by paying at the club level creating payroll taxes that were previously part of the management fees charged by IEC for management. Secondly, we have received a 5.2%, averaged between all of the clubs, increase in property taxes.

Rent increased $8,566 or 1.9% for the six months ended June 30, 2006 and increased $12,530 for the three months ended June 30, 2006 as compared to the same periods in fiscal 2005. The increases were due to the changes in the miscellaneous additional parking lots and equipment rents.

Legal and professional expenses decreased by $77,168 or (32.2%) for the six months ended June 30, 2006 and increased $16,266 or 24.3% for the three months ended June 30, 2006 as compared to the same period fiscal 2005. These expenses decreases for the six months ending June 30, 2006 were due to no acquisition related audit costs in 2006, and we incurred no legal fees related to the preparation of the amended 10-KSB. The increase of legal and professional expenses for three month period ending June 30, 2006 were due to legal costs related to the due diligence process in the search for an acquisition.

Advertising and marketing expenses decreased $153,059 representing a (38.4%) decrease for the six months ended June 30, 2006 and a decrease of $62,735 or (32.8%) for the three months ended June 30, 2006 over the same periods in fiscal 2005. The decreases are attributable to the advertising being normalized for normal budgets on the new clubs in Denver and Phoenix.

Other general and administrative expenses decreased by $81,395 or (5.1%) for the six months ended June 30, 2006 as compared to the same period fiscal 2005. The decrease of the other general and administrative expenses for the three months ended June 30, 2006 was $136,446 or (15.2%). The decreases were due to decreases in corporate expenses related to financial advisory services, travel, and acquisition investigations.

Depreciation and Amortization

The depreciation and amortization increased by $24,143 or 5.9% for the six months ended June 30, 2006 as compared to the same period in fiscal 2005 and increased by $28,437 or 15.3% for the three months ended June 30, 2006 as compared to the same period in fiscal 2005. These increases were due to depreciation on improvements and new equipment for the last half of 2005.

Interest Expense

Interest expense increased by $13,069 during the six months ended June 30, 2006 as compared to the same period in fiscal 2005. The interest expense for the three months ended June 30, 2005 increased by $2,877 as compared to the same period in fiscal 2005. We have increases due to increase in borrowings incurred during fiscal 2005 to finance acquisitions, capital expenditures and preferred stock redemption. We have had refinancing in 2006 to minimize the rate increases in the market place and we have started to amortize all of our debt. All of these factors have helped to keep the total interest cost as low as possible.

Interest Income

Interest income decreased $29,601 for the six months ended June 30, 2006 and decreased $18,818 for the three months ended June 30, 2006 as compared to the same periods of fiscal 2005. The decrease is due to not receiving interest on the note received from the sale of the Tennessee property as the note was sold in January 2006. The interest earned from bank interest also decreased as a result of a lower level of cash.

Gain on sale of assets

The $44,184 gain on sale of assets was made up of three separate transactions. The transactions are as follows: 1) Glendale Restaurant Concepts LP sold its POS system that resulted in a loss of $33,816; 2) we sold the promissory note we received on the sale of the Tennessee property in 2005. We received $475,000 from an unrelated third party for the sale of the promissory note creating a loss of $118,906; 3) we sold 10 percent of Glenarm Restaurant LLC for $750,000 that created a gain of $196,906.

Net income

As a result of the factors discussed above, net income increased to $902,768 for the six months ended June 30, 2006 as compared with $241,577 for the same period in fiscal 2005 and increased to $517,498 for the three months ended June 30, 2006 as compared with $128,326 for the same period in fiscal 2005.

Net Income Applicable to Common Shareholders and Earnings Per Share

For the six months ended June 30, 2006, we paid or accrued dividends of $447,255 that included $33,481 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock as compared to the paid or accrued dividends of $925,685 that included $92,000 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock for the six months ended June 30, 2005. Those dividends resulted in a net income applicable to common shareholders of $455,513 for the six months ended June 30, 2006 as compared to net (loss) applicable to common shareholders of $(684,108) for the six months ended June 30, 2005. For the three months ended June 30, 2006, we paid or accrued dividends of $208,945 that included $10,100 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock and for the three months ended June 30, 2006, we paid or accrued dividends of $470,550 that included $46,000 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net income applicable to common shareholders of $308,553 for the three months ended June 30, 2006 as compared to net (loss) applicable to common shareholders of $(342,224) for the three months ended June 30, 2005. As of June 30, 2006 there are 735,054 shares of Series A Preferred Stock outstanding. Each share is entitled to an annual dividend of 10% on the basis of the $10.00 per share price at which the shares were sold. The dividend is payable in cash monthly to the holders of the Series A Preferred Stock on the 24th of each month. As a result, we have incurred a cash dividend charge of $413,774 for the six month ended June 30, 2006, and expect that the cash dividend will be approximately $185,000 per quarter in the future, which will reduce net income applicable to common stockholders, until such time, if any, as shares of the Series A Preferred Stock are redeemed by us (either at our option or the option of the holder) or are converted into shares of our common stock.

Business Segments and Results

The following table sets forth certain information about each segment’s financial information for the six months ended June 30, 2005 and 2006.

	June 30,
	2005	2006
Business segment sales
Night clubs	$6,926,280	$7,192,145
Management	1,485,122	1,320,689

	$8,411,402	$8,512,834

Business segment operating income
Night clubs	$916,826	$1,560,521
Management	(1,785)	12,280

	$915,041	$1,572,801

Business segment assets
Night clubs	$28,245,195	$26,080,367
Management	754,053	667,489

	$28,999,248	$26,747,856

Business segment liabilities
Night clubs	$15,750,371	$15,249,214
Management	627,598	515,569

	$16,377,969	$15,764,783

The following table sets forth certain information about each segment’s financial information for the three months ended June 30, 2005 and 2006.

	June 30,
	2005	2006
Business segment sales
Night clubs	$3,493,553	$3,661,470
Management	735,419	650,430

	$4,228,972	$4,311,900

Business segment operating income
Night clubs	$458,420	$816,884
Management	(2,570)	15,054

	$455,850	$831,938

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

Working Capital

At June 30, 2006 and December 31, 2005, the Company had cash and cash equivalents of $701,000 and $548,000 and total current assets of $2,100,000 and $2,100,000, respectively. Our current liabilities exceeded our current assets by $2,300,000 and $4,400,000 at June 30, 2006 and December 31, 2005. Of the current liabilities at June 30, 2006, $565,000 is due to Lowrie Management, LLLP and another $1,200,000 of liabilities, are guaranteed by Mr. Lowrie. We will attempt to extend the terms of these liabilities or extinguish them through the issuance of equity securities. However, there can be no assurance that we will be able to accomplish such extensions or conversions.

As of June 30, 2006 we have restructured our debt and we have begun executing on the new structure on May 23, 2006 by closing a new loan that replaced five separate bank loans, paid the advances and related interest owned to Lowrie Management LLLP and redeemed $90,000 of the preferred stock. The terms of the new bank loan is $2,900,000 with the principal being amortized over of ten years with a fixed rate of interest of 8.5% over a four year period, secured by cash assets of Lowrie Management LLLP, Assets of VCG, and guaranteed by Troy Lowrie. The effect of this new bank debt will save cash flow of approximately $14,000 per month, we will not have to renew and restructure our short-term debt in the future and the part of the collateral being used as security for the loan are cash accounts owned by Lowrie Management LLLP and the terms of the commitment allow to borrow up to an average of 75% of the value of the accounts subject to the approval of Lowrie Management LLLP. In addition, this gives us the ability to expand our working capital line by another $1,500,000. We have completed negotiations with Lowrie Management LLLP on the restructure of our note on the purchase of Glendale Restaurant Concepts LP. The terms of this new note are similar to the bank financing and will allow us to pay for the purchase of Glendale Restaurant Concepts LP over the next ten years if necessary, without the need to restructure the debt. Lowrie Management LLLP’s security position will not change as a part of this new note and the first payment on the new arrangement was July 2006. The increase in payment of approximately $14,000 created by the new note will be covered by the savings discussed above. We have a $600,000 note that is due December 2006 and in July 2006 we executed a note with the new bank under the same terms on $2,900,000 above. The balance of the short-term notes that are due by the end of 2006 equals $1,500,000 and have negotiated new terms for a $1,000,000 of the debt that will amortize it over the next five years, we expect that final closing of these new loans will occur in the third quarter 2006. The remaining $500,000 is the Convertible Subordinated Notes (below) and we are working with the lead group to extend the notes. Our goal with refinance program was to give the ability to reduce our debt in concert with our cash flow and give the ability to forecast our future available cash flow and the effect of the debt reduction on future earnings, without the need for additional capital to fund the payment of short-term debt. We believe this program accomplished this goal and had a positive effect on our balance sheet.

In November, 2004 we placed $1,250,000 of Convertible Subordinated Notes. The notes are convertible into shares of our common stock at a conversion price of $2.00 per share. $109,000 of the notes have been converted into 54,500 shares of common stock. While the conversion of the notes would not provide us with additional capital, such conversion would eliminate the related interest expense and improve our debt to equity ratio. The balance outstanding at June 30, 2006 of these notes is $596,437. In addition, the purchasers of the notes were issued an aggregate of 156,250 warrants exercisable for five years at an exercise price of $3.00 per share, and an aggregate of 156,250 warrants exercisable for five years at an exercise price of $4.00 per share. The exercise of any of the warrants would provide us with additional capital.

Certain purchasers of the Convertible Subordinated Notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issues in November, 2004 but having a conversion price that reflects a premium to the average closing prices for our common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. As of June 30, 2006 no additional Convertible Subordinated Notes have been issued pursuant to this right.

As of June 30, 2006 we have outstanding 735,054 shares of our Series A Preferred Stock. The Series A Preferred Stock is redeemable (i) at the option of the holders at $10.00 per share upon ninety days written notice at any time one year after its issuance, or (ii) by VCG at $10.00 per share immediately upon written notice to the holders after one year (September 24, 2005). In addition, the Series A Preferred Stock is convertible at the option of the holders into shares of common stock at a conversion price equal to the greater of $2.50 or 75% of the 30 day moving average of the market price of Company’s common stock on the date of conversion. As of June 30, 2006 we had outstanding “puts” of $150,000 of which $50,000 was paid in July 2006 out of cash flow and $100,000 remains and was replaced, in August 2006, with a new shareholder.

During the two quarters 2006 the Company offered ownership in Glenarm Restaurant LLC in a private placement. The private placement closed on the minimum of the placement, ten percent ownership or $750,000. The placement remained open until May 1, 2006 and we do not plan to sell any more interest in Glenarm Restaurant LLC. We sold the 10% of Glenarm Restaurant LLC as part of our plan to restructure debt, pay for “puts” of the Series A Preferred Stock, and reduce the pressure on our current cash flow. We feel that the plan that we are implementing and discussed above will allow us to operate, cover our current obligations and fulfill any of our obligations from any additional “puts” of the Series A Preferred Stock or unknown demands on working capital. We intend to continue to seek new capital to finance our operations; however, a failure to obtain new capital could have a material adverse impact on our liquidity and future operations.

Recent Developments

On August 4, 2006 we entered into an Agreement for Purchase and Sale of Business and Assets with Consolidated Restaurants Limited, LLC, a Colorado limited liability company. Under the terms and provisions of the Agreement, the seller, in consideration for a total payment by the Company of $1,400,000 ($1,000,000 payable in cash and a $400,000 promissory note carried by the seller to be issued at closing), agreed to transfer and sell to us the business assets, property, fixtures and equipment of as well as liquor and other business licenses required for the ownership and operation of a certain nightclub/tavern. The agreement contemplates several conditions to closing, which include (but are not limited to) receipt by VCG of regulatory approvals of business license transfers and completion of the due diligence investigation by the Company on or before August 15, 2006. The Agreement contains certain other provisions which are customary for agreements of this nature. We plan to finance the $1,000,000 with bank financing arranged to be secured by the assets of the club and cash provided from other cash flows. The club will be operated in a wholly subsidiary, VCG CO Springs, Inc. As of the date hereof, this transaction has not been consummated.

Capital Resources

We had stockholders’ equity of $3,632,534 as of June 30, 2006 and $3,043,588 at December 31, 2005. The change is the result of the income during the six month period, a reduction in retained earning from the payment of preferred stock dividends, and the conversion of preferred stock to common stock and common stock for services.

The net cash provided by operating activities was $1,237,436 for the six months ended June 30, 2006 and $833,231 for the six months ended June 30, 2005. The increase in the cash flow provided by operations was due to the increase in our net income for those periods and the reduced by the cash flows used to decrease accounts payable and accrued liabilities.

The net cash used by investing activities for the six months ended June 30, 2006 was $102,283 resulting from the use of $91,220 for equipment and leaseholds at the clubs, $11,063 for short-term investments, and offset by $434,897 from sale of assets. The net cash used by investing activities for the six months ended June 30, 2005 was $798,549; $728,132 was for equipment and improvements primarily at the Denver club. This was offset by $429,512 of investing cash inflows from our sale of TRC. The net investing cash outflows for the six months ended June 30, 2005 were financed from cash flows from operations

The net cash obtained from financing activities for the six months ended June 30, 2006 was $3,935,555. We obtained $3,836,000 from the issuance of new debt, and $99,555 provided by payments received on a note receivable. Cash used by financing activities for the six months ended June 30, 2006 was of $5,354,122, $3,323,770 was applied to the reduction of debt, $26,772 to make payments on capital leases, $14,883 loan fees associated with the refinancing, $413,774 preferred stock dividend payment, and redemption of preferred stock of $1,574,923. Net cash used for financing activities for the six months ended June 30, 2005 was $1,684,219. We used $686,096 to repay debt, $73,305 to make payments on capital leases, $91,133 cost of financing, and $833,685 to make preferred stock dividend payments. These financing cash outflows were partially offset by $869,089 we obtained from the issuance of preferred stock, net of preferred stock offering costs and sale of common stock.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Item 3.	Controls and Procedures

As of June 30, 2006, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit
10.24	Agreement for Purchase and Sale of Business and Assets, dated August 3, 2006 between VCG Holding Corp and Consolidated Restaurants Limited, LLC.

31.1	Certification of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification Statement of Donald W. Prosser, Director and Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP. (Registrant)

Date: August 14, 2006	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Donald W. Prosser
Donald W. Prosser, Chief Financial and Accounting Officer (Principal Accounting Officer)