Form 10QSB
period 2006-09-30
VCG HOLDING CORP
filed 2006-11-14
CIK 1172852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT

For The Transition Period from                      to                     .

Commission file number: 001-32208

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

As of November 10, 2006, there were 9,176,202 shares of the issuer’s common stock, $.0001 par value, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	December 31 2005	September 30 2006
Assets
Current Assets
Cash & cash equivalents	$547,937	$798,268
Investments	308,701	259,082
Other receivables	201,030	196,185
Inventories	410,536	392,956
Prepaid expenses	350,112	275,335
Income taxes receivable	272,244	272,244

Total Current Assets	2,090,560	2,194,070

Property, Plant and Equipment
Property, plant and equipment	15,743,283	15,805,874
Less accumulated depreciation	1,529,150	2,141,392

Net equipment and leasehold improvements	14,214,133	13,664,482

Other Assets
Other receivables – long-term (note 2)	587,933	—
Deposits	82,544	187,715
License costs	247,854	250,357
Loan fees, net	348,458	194,850
Goodwill	10,107,414	10,107,414
Plans and drawings	75,628	75,628
Deferred offering costs	104,541	51,470

Total Other Assets	11,554,372	10,867,434

Total Assets	$27,859,065	$26,725,986

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$613,164	$565,831
Accrued expenses	517,907	267,935
Deferred revenue	29,752	39,598
Current portion of capitalized lease	172,363	987,265
Current portion of long-term debt	5,196,928	1,538,961

Total current liabilities	6,530,114	3,399,590

Long-term Debt
Capitalized lease	972,000	30,627
Long-term debt	8,301,082	11,149,880

Total long-term debt	9,273,082	11,180,507

Minority Interest Liability	86,819	625,110

Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized; 892,546 (2005) and 702,230 (2006) issued and outstanding	8,925,462	7,022,295

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 8,659,569 (2005) and 9,097,152 (2006) shares issued and Outstanding	867	910
Paid-in capital	5,720,661	6,471,562
Retained earnings	(2,677,940)	(1,973,988)

Total stockholders’ equity	3,043,588	4,498,484

Total Liabilities and Stockholders’ Equity	$27,859,065	$26,725,986

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,
	2005	2006	2005	2006
Revenues
Sales of alcoholic beverages	$1,852,385	$1,885,517	$5,244,808	$5,671,405
Sales of food and merchandise	322,104	222,752	989,825	781,749
Service revenue	997,300	1,006,506	3,084,695	2,942,246
Management fees and other income	1,215,391	1,026,215	3,479,253	3,258,424

Total revenue	4,387,180	4,140,990	12,798,581	12,653,824

Operating Expenses
Cost of goods sold	608,563	584,716	1,766,503	1,888,801
Salaries and wages	1,475,590	1,200,900	4,458,943	3,703,059
Management fee	—	—	—	—
Other general and administrative
Taxes and permits	82,141	98,504	238,589	306,284
Charge card and bank fees	59,659	62,399	177,177	186,219
Rent	206,926	160,974	646,273	608,887
Legal and professional	178,642	42,666	418,223	205,080
Advertising and marketing	157,533	124,883	555,824	370,115
Other	833,483	806,775	2,429,575	2,321,472
Depreciation & amortization	218,140	214,440	663,948	646,373

Total operating expenses	3,820,677	3,296,257	11,355,055	10,236,290

Income from operations	566,503	844,733	1,443,526	2,417,534

Other income (expenses)
Interest expense	(341,279)	(354,594)	(971,291)	(1,035,693)
Interest income	15,712	5,412	52,476	12,574
Gain (loss) on sale of assets	(2,749)	—	(2,749)	44,184
Unrealized gain on marketable securities	— .	(2,500)	—	2,200

Total Other Income (Expenses)	(328,316)	(351,682)	(921,564)	(976,735)

Income from continuing operations before income taxes	238,187	493,051	521,962	1,440,799

Income tax expense – current	—	—	—	—
Income tax expense – deferred	—	—	—	—

Total income taxes	—	—	—	—

Minority interest	(7,917)	(39,879)	(24,693)	(84,859)

Income from continuing operations	230,270	453,172	497,269	1,355,940

Discontinued operations
Income (loss) from operations of discontinued operating segment	197	—	(25,224)	—
Income tax	—	—	—	—

Income (loss) from discontinued operations	197	—	(25,224)	—

Net income	230,467	453,172	472,045	1,355,940
Preferred stock dividends	(470,550)	(204,733)	(1,396,235)	(651,988)

Net income (loss) applicable to common shareholders	$(240,083)	$248,439	$(924,190)	$703,952

Earnings (loss) per share:
Income from continuing operations	$0.03	$0.05	$0.06	$0.16
Loss from discontinued operations	—	—	—	—
Preferred stock dividend	(0.06)	(0.02)	(0.17)	(0.08)
Basic income (loss) per common shareholder	$(0.03)	$0.03	$(0.11)	$0.08
Weighted average shares outstanding	8,534,477	8,800,243	8,446,350	8,714,497

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2006

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2005	8,656,569	$867	$5,720,661	$(2,677,940)	$3,043,588
Conversation of preferred stock to common stock	120,000	12	299,988	—	300,000
Dividends preferred stock	—	—	—	(651,988)	(651,988)
Issuance of common stock for preferred stock offering costs	30,000	3	30,297	—	30,300
Conversation of senior debt to common stock	142,250	14	254,797	—	254,811
Issuance of common stock for services	148,333	14	165,819	—	165,833
Net income for nine months ended September 30, 2006	—	—	—	1,355,940	1,355,940

Balances, September 30, 2006	9,097,152	$910	$6,471,562	$(1,973,988)	$4,498,484

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the Nine Months Ended,

Unaudited

	September 30,
	2005	2006
Net income	$472,045	$1,355,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	784,145	799,982
(Increase) decrease in other receivables	215,644	61,197
(Increase) decrease in inventory	12,285	17,580
(Increase) decrease in prepaid expenses	107,432	98,397
(Gain) loss on disposition of assets	2,749	(44,184)
Unrealized (Gain) loss on marketable securities	—	(2,200)
Increase (decrease) in trade accounts payable	26,584	(100,574)
(Increase) decrease in income taxes receivable	93,972	—
Increase (decrease) in deferred revenue	—	9,848
Increase (decrease) in accrued expenses	(309,588)	(286,096)

Net cash provided by operating activities	1,405,268	1,909,890

Investing Activities
Investments	—	10,299
Purchases of equipment and leasehold improvements	(842,976)	(138,033)
Costs of licenses	(15,518)	(18,018)
Deposits	(49,429)	(105,171)
Proceeds from disposition of assets	417,200	434,897

Net cash provided (used) by investing activities	(490,723)	183,974

Financing Activities
Cost of loan fees	(2,000)	(14,883)
Deferred offering costs	(85,133)	—
Payments on notes receivable	605,498	99,555
Payment on capitalized lease	(111,135)	(40,837)
Proceeds from mortgage payable	500,000	6,232,086
Payments on mortgage payable	(1,354,481)	(6,264,735)
Loan from related party	490,000	—
Payments to related party	(540,000)	—
Preferred stock dividend	(1,260,210)	(601,552)
Sale of preferred stock	574,994	—
Redemption of preferred stock	—	(1,253,167)
Sale of common stock	294,095	—

Net cash provided (used) by financing activities	(888,372)	(1,843,533)

Net increase in cash	26,173	250,331
Cash beginning of period	629,609	547,937

Cash end of period	$655,782	$798,268

Interest Paid	$826,345	$887,974

Income Taxes Paid	$0	$0

Supplemental disclosure of non-cash investing and financing activities:
Amortization of preferred stock offering costs	$135,000	$50,436

Services paid in common stock	$13,050	$165,833

Senior debt converted to common stock	$101,712	$254,811

Preferred stock converted to common stock	$0	$300,000

Offering costs paid in common stock	$0	$30,300

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

For the nine months ended, September 30, 2006

Unaudited

1)	Summary of Significant Accounting Policies

Nature of Business

VCG Holdings, Inc. (“VCG” or “the Company”) is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. As of September 30, 2006 the Company owns and operates seven nightclubs located in suburbs of Indianapolis, Indiana; Denver, Colorado (four clubs); Phoenix, Arizona; and East St. Louis, Illinois.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2005 and September 30, 2006, and the results of operations and cash flows for the periods ended September 30, 2005 and 2006.

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

Net Income (Loss) Per Common Share (Continued)

Excluded from the computation of diluted earnings per share as anti-dilutive for the three and nine months ended September 30, 2006 warrants for the purchase of an aggregate of 625,000 shares of common stock exercisable at a weighted average exercise price of $2.86 per share and an aggregate of 2,941,000 shares of common stock issuable upon the conversion of convertible debt or convertible preferred stock at a weighted average conversion price of $2.48 per share.

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

3.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2005	September 30, 2006
Land	$556,225	$556,225
Buildings	7,608,793	7,614,133
Leasehold Improvements	4,372,997	4,468,165
Equipment	2,346,659	2,269,916
Signs	152,956	152,956
Furniture and fixtures	705,653	744,479

	15,743,283	15,805,874
Less accumulated depreciation and amortization	1,529,150	2,141,392

Net property and equipment	$14,214,133	$13,664,482

Depreciation and amortization expense was $625,930 and $646,373 for the nine months ended September 30, 2005 and 2006, respectively.

Property, plant and equipment owned under capital leases, and property, plant and equipment pledged as collateral on borrowings, was as follows:

3.	Property, Plant and Equipment (Continued)

	At September 30, 2005	At September 30, 2006
Capital leases:
Cost	$1,603,579	$1,594,633
Accumulated depreciation and amortization	(146,928)	$(216,000)

Net book value	1,456,651	$1,378,633

Pledged as collateral:
Cost	$1,603,579	$1,594,633
Accumulated depreciation and amortization	(146,928)	$(216,000)

Net book value	$1,456,651	$1,378,633

4.	Transactions with Related Parties

The day to day management of all the Company’s nightclubs is conducted through the Company’s wholly-owned subsidiary International Entertainment Consultants, Inc. (“IEC”). In addition to managing the clubs owned by the Company, IEC manages clubs owned by Mr. Lowrie. IEC charges those clubs a management fee which is based on an allocation of the Company’s common expenses incurred in maintaining its regional and corporate club management functions. Such fees are included in other income and were $2,230,899 and $1,918,294 for the nine months ended September 30, 2005 and 2006, respectively and were $764,722 and $597,605 for the three months ended September 30, 2005 and 2006, respectively

July 21, 2004 the Company acquired an aggregate 90.5 percent interest in Glendale Restaurant Concepts, LP from Mr. Lowrie and Lowrie Management LLLP, an affiliate of Mr. Lowrie. As part of the purchase price the Company issued to Lowrie Management LLLP a promissory note for $4,000,000 due $1,000,000 in July 2006, $1,000,000 in January 2007, $1,000,000 in July 2007, and $1,000,000 in January 2008, with interest payable monthly at 7.5 percent. Interest expense related to this note was $ 225,000 and $237,425 for the nine months ended September 30, 2005 and 2006, respectively. In May 2006 the Company renegotiated the note at the same time it refinanced its bank debt. (Note 5) The terms of the amended note are to change the rate to 8.5%, amortize the note over ten years with a payment of $49,594 per month including interest. The interest rate will be adjusted at the end of the fifth year to the same rate as the bank debt on that date.

From time to time the Company has received advances from Lowrie Management LLLP, an affiliate of Mr. Lowrie. These advances were used for various cash flow needs. The Company pays interest on these advances at a rate of 7.5 per cent per annum. As of September 30, 2006 and December 31, 2005, the outstanding balances, including accrued but unpaid interest, were $0 and $241,317 respectively. Interest paid on these advances was $18,700 for the nine months ended September 30, 2006 and $7,004 for the nine months ended September 30, 2005. Mr. Lowrie and/or Lowrie Management LLLP have guaranteed several of the Company’s borrowings.

5.	Long-Term Debt

On November 12, 2004, the Company sold $1,250,000 of 12% Convertible Subordinated Notes in a private placement transaction. The Convertible Subordinated Notes, which are obligations of the Company’s wholly owned limited liability subsidiary, Glenarm Restaurant LLC, are collateralized by a security interest in all of Glenarm Restaurant LLC’s assets and are guaranteed by the Company. The Convertible Subordinated Notes are payable in principal installments of $35,714 per month starting March 2005, unless earlier converted and are convertible into shares of the Company’s common stock at a conversion price of $2.00 per share at the option of the holders. As of September 30, 2006 $393,500 of the Convertible Subordinated Notes were converted into 196,750 shares of common stock. The balance of the notes at September 30, 2006 is $263,366. As of October 26, 2006 an additional $158,100 has converted into 79,500 shares of common stock. The balance of $105,266 is due November 9, 2006 of which $20,866 has been paid in cash. Certain purchasers of the Convertible Subordinated Notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issues in November, 2004 but having a conversion price that reflects a premium to the average closing prices for the Company’s common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. The agreement expired on July 23, 2006 and no additional notes were issued.

In July 2006 the Company paid off a bank note of $600,000 that was due December 2006 with a new note of $600,000 with the new bank and under the same terms, conditions and security as the $2,900,000 note in May 2006. The note is payable at $7,612 per month including interest, amortizing over ten years and due May 2010.

In August 2006 the Company paid off a loan from a bank for $300,000, secured by a Certificate of Deposit in the name of IEC. The Company paid this note by refinancing it with its new bank with a $300,000 note secured by a $250,000 Certificate of Deposit in the name of IEC. The note is payable at $5,955 per month including interest at 7% due February 2008.

On October 19, 2006 the Company refinanced a note due to a bank secured by the real estate in Indianapolis, Indiana that was due July 2013 payable at $16,053 per month and a balance of $1,071,000. The new note is for $1,500,000 due October 2011 payable at $13,870 per month including interest of 9.25%.

On October 20, 2006 the Company refinanced a $700,000 note due on November 9, 2006 by paying $200,000 in principal reduction and paying the balance of $500,000 at $10,258 per month including interest of 8.5% due in October 2011. The note is guaranteed by Troy Lowrie.

The refinancing of the long-term has the following effect on the five year maturity schedule:

2007	$1,538,961
2008	3,172,751
2009	1,047,979
2010	3,443,755
2011	814,550
Thereafter	2,670,845

$12,688,841

6.	Redeemable Preferred Stock

During the nine months ended September 30, 2006 the Company redeemed 170,317 shares of its Series A Preferred Stock at $10.00 per share, or an aggregate of $1,703,167; 30,000 shares of its Series A Preferred Stock or $100,000 was exchanged for 120,000 shares of Common stock at an exchange rate of $2.50 per share, and 35,000 shares of its Series A Preferred Stock or $350,000 were exchanged along with $100,000 for six percent of Glenarm Restaurant LLC. (Note 7). At September 30, 2006 there are an aggregate of 702,230 shares of Series A Preferred Stock outstanding and there are currently no outstanding “puts” of the preferred stock.

The Redeemable preferred stock offering costs of $184,381 are being amortized over the one year period before the call or put option. The balance of unamortized offering costs at September 30, 2006 is $0 and at September 30, 2005 was $54,381. The amortization of the offering costs of $50,436 and $135,000 for the nine months ended September 30, 2006 and 2005, respectively, is included in the preferred stock dividends.

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

The following table sets forth certain information about each segment’s financial information for the nine months ended September 30, 2005 and 2006.

	September 30,
	2005	2006
Business segment sales
Night clubs	$10,567,682	$10,735,530
Management	2,230,899	1,918,294

	$12,798,581	$12,653,824

Business segment operating income
Night clubs	$1,441,554	$2,405,421
Management	1,972	12,113

	$1,443,526	$2,417,534

Business segment assets
Night clubs	$27,301,486	$26,102,226
Management	629,640	623,760

	$27,931,126	$26,725,986

Business segment liabilities
Night clubs	$14,841,460	$14,112,991
Management	502,439	467,106

	$15,343,899	$14,580,097

8.	Segment Information (Continued)

The following table sets forth certain information about each segment’s financial information for the three months ended September 30, 2005 and 2006.

	September 30,
	2005	2006
Business segment sales
Night clubs	$3,622,458	$3,543,386
Management	764,722	597,605

	$4,387,180	$4,140,991

Business segment operating income
Night clubs	$547,889	$844,900
Management	(395)	(167)

	$547,494	$844,733

9.	Subsequent Event

On August 4, 2006 the Company entered into an agreement for purchase and sale of business and assets with Consolidated Restaurants Limited, LLC, a Colorado limited liability company. Under the terms and provisions of the agreement, the seller, in consideration for a total payment by the Company of $1,400,000 ($1,000,000 payable in cash and a $400,000 promissory note carried by the seller to be issued at closing), agreed to transfer and sell to the Company business assets, property, fixtures and equipment of as well as thw rights to the liquor and other business licenses required for the ownership and operation of a certain nightclub/tavern. The Agreement contemplated several conditions to closing, which include (but are not limited to) receipt by the Company of regulatory approvals of business license transfers and completion of the due diligence investigation by the Company on or before August 15, 2006. The transaction closed on October 2, 2006 and the Company is now operating the club in a wholly owned subsidiary VCG CO Springs, Inc. (formerly VCG Indy Restaurants, Inc.).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources during the nine months period ended September 30, 2005 and 2006 respectively, and should be read in conjunction with the financial statements appearing elsewhere herein. In addition, in conjunction with this report the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2006.

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

We were incorporated under the laws of the State of Colorado in 1998, but did not begin operations until April 2002. We are engaged in owning and operating nightclubs which provide quality live adult entertainment and food and beverage services. Since 2002, we have purchased and operate seven adult entertainment nightclubs and one upscale dance club, and have sold one of those clubs, such that at September 30, 2005 we own seven total clubs. On October 2, 2006 we purchased an adult entertainment nightclub in Colorado Springs, CO. Our clubs offer live adult entertainment and generally food and beverage service. Of the seven owned adult entertainment nightclubs, three offer fine dining in full service restaurants and have VIP facilities and five serve alcoholic beverages and the upscale dance club is located in the same building with one of the adult entertainment nightclub.

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

Since we began operations, we have acquired the following nightclubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	PT’s® in Brooklyn in East Saint Louis, Illinois, (acquired 2002)

•	PT’s® Nude in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Phoenix, Arizona (opened 2004)

•	Tabu (Dance club) in Denver, Colorado (opened June 2005)

•	PT’s® Showclub / Appaloosa Club in Colorado Springs, Colorado (opened October 2006)

•	The Memphis Club in Memphis, Tennessee (acquired 2002 and sold in January 2005)

The majority of the clubs operate under the branded names PT’s, Diamond Cabaret and The Penthouse Club under non-exclusive licensing agreements.

The aggregate cost of acquisition and build out for the eight operating clubs was approximately $28.5 million.

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

Results of Operations - Third Quarter ended September 30, 2005 Compared to September 30, 2006

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the nine months and three months ended September 30, 2005 and 2006:

	Nine months ended September 30,		Percentage change
	2005	2006
Revenues
Sales of alcoholic beverages	5,244,808	5,671,405	8.1%
Sales of food and merchandise	989,825	781,749	(21.0)%
Service revenue	3,084,695	2,942,246	(4.6)%
Other	3,479,253	3,258,424	(6.3)%

Total revenue	12,798,581	12,653,824	(1.1)%

Operating Expenses
Cost of goods sold	1,766,503	1,888,801	6.9%
Salaries and wages	4,458,943	3,703,059	(17.0)%
Management fee	—	—	*
Other general and administrative
Taxes and permits	238,589	306,284	28.4%
Charge card and bank fees	177,177	186,219	5.1%
Rent	646,273	608,887	(5.8)%
Legal and professional	418,223	205,080	(51.0)%
Advertising and marketing	555,824	370,115	(33.4)%
Other	2,429,575	2,321,472	(4.4)%
Depreciation & amortization	663,948	646,373	(2.6)%

Total operating expenses	11,355,055	10,236,290	(9.9)%

Income from operations	1,443,526	2,417,534	67.5%

Other income (expenses)
Interest expense	(971,291)	(1,035,693)	6.6%
Gain (loss) on sale of assets	(2,749)	44,184	*
Unrealized gain on marketable securities	—	2,200	*
Interest income	52,476	12,574	(76.0)%

Total Other Income (Expenses)	(921,564)	(976,735)	6.0%

Income continuing operations before income taxes	521,962	1,440,799	176.0%
Income tax expense – current	—	—	*
Income tax expense – deferred	—	—	*

Total income taxes	—	—	*

Minority interest	(24,693)	(84,859)	*

Income continuing operations	$497,269	$1,355,940	172.7%

* -  not meaningful

	Three months ended September 30,		Percentage change
	2005	2006
Revenues
Sales of alcoholic beverages	1,852,385	1,885,517	1.8%
Sales of food and merchandise	322,104	222,752	(30.8)%
Service revenue	997,300	1,006,506	0.9%
Other	1,215,391	1,026,215	(15.6)%

Total revenue	4,387,180	4,140,990	(5.6)%

Operating Expenses
Cost of goods sold	608,563	584,716	(3.9)%
Salaries and wages	1,475,590	1,200,900	(18.6)%
Management fee	—	—	*
Other general and administrative
Taxes and permits	82,141	98,504	19.9%
Charge card and bank fees	59,659	62,399	4.6%
Rent	206,926	160,974	(22.2)%
Legal and professional	178,642	42,666	(76.1)%
Advertising and marketing	157,533	124,883	(20.7)%
Other	833,483	806,775	(3.2)%
Depreciation & amortization	218,140	214,440	(1.7)%

Total operating expenses	3,820,677	3,296,257	(13.7)%

Income from operations	566,503	844,733	49.1%

Other income (expenses)
Interest expense	(341,279)	(354,594)	3.9%
Gain (loss) on sale of assets	(2,749)	—	*
Unrealized (loss) on marketable securities	—	(2,500)	*
Interest income	15,712	5,412	(65.6)%

Total Other Income (Expenses)	(328,316)	(351,682)	7.1%

Income continuing operations before income taxes	238,187	493,051	107.0%
Income tax expense – current	—	—	*
Income tax expense – deferred	—	—	*

Total income taxes	—	—	*

Minority interest	(7,917)	(39,879)	*

Income continuing operations	$230,270	$453,172	96.8%

* -  not meaningful

Revenues

Our revenues from our owned clubs include revenues from the sale of alcoholic beverages, food and merchandise, and service revenues, which include the fees entertainers pay us to be allowed to perform at our clubs, fees we charge for admission to our clubs, and other ancillary revenues. Those revenues increased from $9,319,328 for the nine months ended September 30, 2005 to $9,395,400 for the nine months ended September 30, 2006. Those revenues decreased from $3,171,788 for the three months ended September 30, 2005 to $3,114,775 for the three months ended September 30, 2006. The increase in revenue of $76,072 or 0.8% for the nine months ended September 30, 2006 are all the results from our “existing clubs”. The change in these revenues at our “existing clubs” ranged from a decrease of 30.5% to an increase of 18.8%. The clubs that had decrease in revenues for the same period ended 2005 and 2006 were as follows: Penthouse Phoenix 30.5% and Penthouse Denver 3.3%. The clubs with increases in revenues for the same period ended 2005 and 2006 were as follows: Pt’s Indy 2.7%, Platinum Club St. Louis 1.6%, VCGD (Centerfolds) 0.5%, and Diamond Cabaret Denver 18.8% (includes revenues from Tabu).

Other revenues are comprised principally of the management fees that IEC charges for the management of the clubs that we do not own. ATM fees and other ancillary revenue increased by $91,776 for the nine months ended September 30, 2006 and decreased by ($41,003) for the three months ended September 30, 2006. The decrease for the management fees was $312,605 for the nine months ended September 30, 2006 and was ($148,173) for the three months ended September 30, 2006 as compared to the same periods for fiscal 2005 and the change reflects a decrease in the payroll related expenses that are now being paid directly by the clubs and in the third quarter one less non-owned club being managed.

Cost of Goods Sold

For the nine months ended September 30, 2006, cost of goods sold, which represents the costs of the alcohol, food and merchandise we sell, increased by 6.9% in comparison to the 3.5% increase in the combined revenues from the sales of alcohol and food and merchandise. For the three months ended September 30, 2006, cost of goods sold, decreased by (3.9% ) in comparison to the (3.0%) decrease in the combined revenues from the sales of alcohol and food and merchandise The relationship of our cost of sales to our revenues from the sale of alcohol and food and merchandise will varies from club to club depending on various factors, including the variety of food offered, whether the club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” clubs will have a greater variety of food offered, a boutique and higher percentage of wine and champagne sales. This will generally produce a lower overall margin on the club’s revenues. The Penthouse clubs in Phoenix and Denver and the Diamond Cabaret are upscale clubs, and their opening/acquisition had the effect of increasing our cost of goods sold as a percentage of our revenues from the sale of alcohol and food and merchandise. We have been pursuing steps which have improved the margins in the upscale clubs and will continue to pursue additional steps. However, on a consolidated basis our gross margin declined for the nine months ended September 30, 2006 as the result of the faster growth of the revenues from the upscale clubs as compared to the revenues from our other clubs, as a result of which the operations of the upscale clubs (including their lower gross margins) have increased as a percentage of our overall operations. The trend of decreasing margins has stabilized in the last quarter 2005 and in 2006.

Salaries and Wages

Salary and wages expenses decreased by (17.0%) for the nine months ended September 30, 2006 and by (18.6%) for the three months ended September 30, 2006 as compared to the nine and three months ended September 30, 2005. The decrease reflects the effects of the increase in revenues that increases the economies of scale of our operations, we made a cut in parent company payroll during second quarter 2005, and we have reduced payrolls in the clubs.

Other General and Administrative Expenses

Taxes and permits increased by $67,695 or 28.4% for nine months ended September 30, 2006 and increased by $16,363 or 19.9% for the three months ended September 30, 2006 as compared to the same periods in fiscal 2005. The increase is the result of two factors. First, for three of the clubs we changed the way that we pay club management by paying at the club level creating payroll taxes that were previously part of the management fees charged by IEC for management. Secondly, we have received a 5.2% (averaged between all of the clubs) increase in property taxes.

Rent decreased 37,386 or (5.8%) for the nine months ended September 30, 2006 and decreased $45,952 or (22.2%) for the three months ended September 30, 2006 as compared to the same periods in fiscal 2005.

There were increases to the miscellaneous additional parking lots and equipment rents and we changed part of our equipment rents as part of the budgeting process and we are receiving reimbursements for day usage in one of our parking lots.

Legal and professional expenses decreased by $213,143 or (51.0%) for the nine months ended September 30, 2006 and decreased $135,976 or (76.1%) for the three months ended September 30, 2006 as compared to the same period fiscal 2005. These expenses decreases for the nine months ending June 30, 2006 were due to no acquisition related audit costs in 2006, and we incurred no legal fees related to the preparation of the amended 10-KSB. The decrease of legal and professional expenses for three month period ending September 30, 2006 were due to no acquisition related audit costs in 2006.

Advertising and marketing expenses decreased $185,709 representing a (33.4%) decrease for the nine months ended September 30, 2006 and a decrease of $32,650 or (20.7%) for the three months ended September 30, 2006 over the same periods in fiscal 2005. The decreases are attributable to the advertising being normalized for normal budgets on the new clubs in Denver and Phoenix.

Other general and administrative expenses decreased by $108,103 or (4.4%) for the nine months ended September 30, 2006 as compared to the same period fiscal 2005. The decrease of the other general and administrative expenses for the three months ended September 30, 2006 was $26,708 or (3.2%). The decreases were due to decreases in corporate expenses related to financial advisory services, travel, and acquisition investigations.

Depreciation and Amortization

The depreciation and amortization decreased by $17,575 or 2.6% for the nine months ended September 30, 2006 as compared to the same period in fiscal 2005 and decreased by $3,700 or 1.7% for the three months ended September 30, 2006 as compared to the same period in fiscal 2005. These decreases were part of a mixture of items. We had new deprecation and amortization on improvements, new equipment and loan fees for the last half of 2005 and the loan fees from old financings have begun to fully amortize.

Interest Expense

Interest expense increased by $64,402 during the nine months ended September 30, 2006 as compared to the same period in fiscal 2005. The interest expense for the three months ended September 30, 2005 increased by $13,315 as compared to the same period in fiscal 2005. We have increases due to increase in borrowings incurred during fiscal 2005 to finance acquisitions, capital expenditures and preferred stock redemption. We have had refinancing in 2006 to minimize the rate increases in the market place and we have started to amortize all of our debt. All of these factors have helped to keep the total interest cost as low as possible.

Interest Income

Interest income decreased $39,902 for the nine months ended September 30, 2006 and decreased $10,300 for the three months ended September 30, 2006 as compared to the same periods of fiscal 2005. The decrease is due to not receiving interest on the note received from the sale of the Tennessee property as the note was sold in January 2006. The interest earned from bank interest also decreased as a result of lower levels of cash.

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

Net income

As a result of the factors discussed above, net income decreased to $1,355,940 for the nine months ended September 30, 2005 as compared with $472,045 for the same period in fiscal 2005 and increased to $453,172 for the three months ended September 30, 2006 as compared with $230,467 for the same period in fiscal 2005.

Net Income Applicable to Common Shareholders and Earnings Per Share

For the nine months ended September 30, 2006, we paid or accrued dividends of $651,988 that included $50,436 of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock as compared to the paid or accrued dividends of $1,396,235 that included $135,000 of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock for the nine months ended September 30, 2005. Those dividends resulted in a net income applicable to common shareholders of $703,952 for the nine months ended September 30, 2006 as compared to net (loss) applicable to common shareholders of $(924,190) for the nine months ended September 30, 2005. For the three months ended sSeptember 30, 2006, we paid or accrued dividends of $204,733 that included $20,200 of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock and for the three months ended September 30, 2006, we paid or accrued dividends of $470,550 that included $46,000 of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net income applicable to common shareholders of $248,439 for the three months ended September 30, 2006 as compared to net (loss) applicable to common shareholders of $(240,083) for the three months ended September 30, 2005. As of September 30, 2006 there are 702,230 shares of Series A Preferred Stock outstanding. Each share is entitled to an annual dividend of 10% on the basis of the $10.00 per share price at which the shares were sold. The dividend is payable in cash monthly to the holders of the Series A Preferred Stock on the 24th of each month. As a result, we have incurred a cash dividend charge of $601,552 for the nine month ended September 30, 2006, and expect that the cash dividend will be approximately $181,000 per quarter in the future, which will reduce net income applicable to common stockholders, until such time, if any, as shares of the Series A Preferred Stock are redeemed by us (either at our option or the option of the holder) or are converted into shares of our common stock.

Business Segments and Results

The following table sets forth certain information about each segment’s financial information for the nine months ended September 30, 2005 and 2006.

	September 30,
	2005	2006
Business segment sales
Night clubs	$10,567,682	$10,735,530
Management	2,230,899	1,918,294

	$12,798,581	$12,653,824

Business segment operating income
Night clubs	$1,441,554	$2,405,421
Management	1,972	12,113

	$1,443,526	$2,417,534

Business segment assets
Night clubs	$27,301,486	$26,102,226
Management	629,640	623,760

	$27,931,126	$26,725,986

Business segment liabilities
Night clubs	$14,841,460	$14,112,991
Management	502,439	467,106

	$15,343,899	$14,580,097

The following table sets forth certain information about each segment’s financial information for the three months ended September 30, 2005 and 2006.

	September 30,
	2005	2006
Business segment sales
Night clubs	$3,622,458	$3,543,385
Management	764,722	597,605

	$4,387,180	$4,140,990

Business segment operating income
Night clubs	$546,889	$844,900
Management	(395)	(167)

	$547,494	$844,733

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

Liquidity and Capital Resources

The level of current assets and liabilities necessary for nightclub operations does not materially fluctuate and is predictable, and we anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next twelve months. However, since we began our operations in April 2002, we have acquired seven existing nightclub operations for a total cost of approximately $28 million. We funded these acquisitions primarily through issuances of our common and preferred stock (approximately $14 million) and assumptions of indebtedness (approximately $14 million). The acquisition or construction of additional clubs will require us to obtain additional debt or equity capital. There can be no assurance that such capital will continue to be available upon terms that are acceptable to us, if such financing is available at all. An inability to obtain such additional financing could have an adverse effect on our strategy of growth through the acquisition of clubs, the upgrade of existing clubs and the development and construction of clubs in areas that are not market saturated and already receptive to well-managed upscale clubs.

Working Capital

At September 30, 2006 and December 31, 2005, the Company had cash and cash equivalents of $798,000 and $548,000 and total current assets of $2,200,000 and $2,100,000, respectively. Our current liabilities exceeded our current assets by $1,200,000 and $4,400,000 at September 30, 2006 and December 31, 2005. Of the current liabilities at September 30, 2006, $290,000 is due to Lowrie Management, LLLP and another $700,000 of liabilities, are guaranteed by Mr. Lowrie. We will attempt to extend the terms of these liabilities or extinguish them through the issuance of equity securities. However, there can be no assurance that we will be able to accomplish such extensions or conversions.

We have completed restructuring our debt that we began in December 2005. Our goal with the refinance program was to give the ability to reduce our debt in concert with our cash flow and give the ability to forecast our future available cash flow and the effect of the debt reduction on future earnings, without the need for additional capital to fund the payment of short-term debt. We believe this program accomplished this goal and had a positive effect on our balance sheet. We are reviewing our obligations that become due in the next eighteen months and begun the process of reworking the terms with the lender or our looking for new sources and ways of settling these debts. The capital lease on the land and building in East St. Louis has a due date of May 1, 2007 and a balance due of $900,000. We have discussed with the leasor the restructure of the lease and have a tentative agreement that would extend the lease five more years. We need to finalize the payment and residual amount at the end of the five years.

On November 12, 2004, we sold $1,250,000 of 12% Convertible Subordinated Notes in a private placement transaction. The Convertible Subordinated Notes, which are obligations of our wholly owned limited liability subsidiary, Glenarm Restaurant LLC, are collateralized by a security interest in all of Glenarm Restaurant LLC’s assets and are guaranteed by the Company. The Convertible Subordinated Notes are payable in principal installments of $35,714 per month starting March 2005, unless earlier converted and are convertible into shares of the Company’s common stock at a conversion price of $2.00 per share at the option of the holders. As of September 30, 2006 $393,500 of the Convertible Subordinated Notes were converted into 196,750 shares of common stock. The balance of the notes at September 30, 2006 is $263,366. As of October 26, 2006 an additional $158,100 has converted into 79,050 shares of common stock. The balance of $105,266 is due November 9, 2006 of which $20,866 has been paid in cash. Certain purchasers of the Convertible Subordinated Notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issues in November, 2004 but having a conversion price that reflects a premium to the average closing prices for the Company’s common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. The agreement expired on July 23, 2006 and no additional notes were issued.

In July 2006 we paid off a bank note of $600,000 that was due December 2006 with a new note of $600,000 with the new bank and under the same terms, conditions and security as the $2,900,000 note in May 2006. The note is payable at $7,612 per month including interest, amortizing over ten years and due May 2010.

In August 2006 we paid off a loan from a bank for $300,000, secured by a Certificate of Deposit in the name of IEC. We refinanced the debt with our new bank for a $300,000 note secured by a $250,000 Certificate of Deposit in the name of IEC. The note is payable at $5,955 per month including interest at 7% due February 2008.

On October 19, 2006 we refinanced a note due to a bank secured by the real estate in Indianapolis, Indiana that was due July 2013 payable at $16,053 per month and a balance of $1,071,000. The new note is for $1,500,000 due October 2011 payable at $13,870 per month including interest of 9.25%.

On October 20, 2006 we refinanced a $700,000 note due on November 9, 2006 by paying $200,000 in principal reduction and paying the balance of $500,000 at $10,258 per month including interest of 8.5% due in October 2011. The note is guaranteed by Troy Lowrie.

As of September 30, 2006 we have outstanding 702,230 shares of our Series A Preferred Stock. The Series A Preferred Stock is redeemable (i) at the option of the holders at $10.00 per share upon ninety days written notice at any time one year after its issuance, or (ii) by VCG at $10.00 per share immediately upon written notice to the holders after one year (September 24, 2005). In addition, the Series A Preferred Stock is convertible at the option of the holders into shares of common stock at a conversion price equal to the greater of $2.50 or 75% of the 30 day moving average of the market price of Company’s common stock on the date of conversion. As of September 30, 2006 we had no outstanding “puts” on the preferred stock.

During the first two quarters 2006 the Company offered ownership in Glenarm Restaurant LLC in a private placement. The private placement closed on the minimum offering amount of the placement, ten percent ownership or $750,000. The placement remained open until May 1, 2006 and we do not plan to sell any more interest in Glenarm Restaurant LLC. We sold the 10% of Glenarm Restaurant LLC as part of our plan to restructure debt, pay for “puts” of the Series A Preferred Stock, and reduce the pressure on our current cash flow. We believe that the plan we are implementing will allow us to operate, cover our current obligations and fulfill any of our obligations from any additional “puts” of the Series A Preferred Stock or unknown demands on working capital. We intend to continue to seek new capital and a failure to obtain new capital could have a material adverse impact on our liquidity and future operations

On August 4, 2006 we entered into an Agreement for Purchase and Sale of Business and Assets with Consolidated Restaurants Limited, LLC, a Colorado limited liability company. Under the terms and provisions of the Agreement, the seller, in consideration for a total payment by the Company of $1,400,000 ($1,000,000 payable in cash and a $400,000 promissory note carried by the seller to be issued at closing), agreed to transfer and sell to us the business assets, property, fixtures and equipment of as well as the rights to the liquor and other business licenses required for the ownership and operation of a certain nightclub/tavern. The agreement was completed and closed on October 2, 2006. We financed the $1,000,000 with $700,000 bank financing secured by the assets of the club with a interest rate of 9.25% amortized over seven years and the balance of $300,000 in cash was provided from cash flows. The club will be operated in a wholly subsidiary, VCG CO Springs, Inc.

Capital Resources

We had stockholders’ equity of $4,498,484 as of September 30, 2006 and $3,043,588 at December 31, 2005. The change is the result of the income during the nine month period, a reduction in retained earning from the payment of preferred stock dividends, and the conversion of preferred stock to common stock, conversion of senior debt to common stock, and common stock for services.

The net cash provided by operating activities was $1,909,890 for the nine months ended September 30, 2006 and $1,405,268 for the nine months ended September 30, 2005. The increase in the cash flow provided by operations was due to the increase in our net income for those periods and the reduced by the cash flows used to decrease accounts payable and accrued liabilities.

The net cash provided by investing activities for the nine months ended September 30, 2006 was $183,974 includes uses of investing cash of $138,033 for equipment and improvements and $123,189 for the deposits and expenses in connection with the acquisition of the club in Colorado Springs. The investing cash was provided by sale assets $434,897 and cash from investments of $10,299. The net cash used by investing activities for the nine months ended September 30, 2005 was $907,923; $842,976 was for equipment and improvements primarily at the Denver club. This was offset by $417,200 of investing cash inflows from our sale of TRC and some equipment. The net investing cash outflows for the nine months ended September 30, 2005 were financed from cash flows from operations.

The net cash obtained from financing activities for the nine months ended September 30, 2006 was $6,331,641. We obtained $6,232,086 from the issuance of new debt, and $99,555 provided by payments received on a note receivable. Cash used by financing activities for the nine months ended September 30, 2006 was of $8,175,174; $5,914,735 was applied to the reduction of debt, $40,837 to make payments on capital leases, $14,883 loan fees associated with the refinancing, $601,552 preferred stock dividend payment, and redemption of preferred stock of $1,603,167. Net cash used for financing activities for the nine months ended September 30, 2005 was $3,352,959. We used $1,894,481 to repay debt, $111,135 to make payments on capital leases, $87,133 cost of financing, and $1,260,210 to make preferred stock dividend payments. These financing cash outflows were partially offset by $869,089 we obtained from the issuance of preferred stock, net of preferred stock offering costs and sale of common stock and new debt of $990,000.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Item 3.	Controls and Procedures

As of September 30, 2006, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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

VCG HOLDING CORP. (Registrant)

Date: November 14, 2006	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Donald W. Prosser
Donald W. Prosser, Chief Financial and Accounting Officer (Principal Accounting Officer)