Form 10KSB
period 2006-12-31
VCG HOLDING CORP
filed 2007-04-03
CIK 1172852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Issuer’s revenues for fiscal year ended December 31, 2006 were $16,114,581.

The aggregate market value of the voting stock held by non-affiliates as of March 16, 2007 was $114,478,187.

The number of shares outstanding of the issuer’s common stock as of March 16, 2007 was 16,867,613.

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

Company Overview

VCG Holding Corp. was incorporated under the laws of the State of Colorado in 1998, but did not begin operations until 2002. We are engaged in owning and operating nightclubs which provide quality live adult entertainment and food and beverage services. Since 2002, we have purchased and operate nine adult entertainment nightclubs. We also acquired International Entertainment Consultants, Inc. (“IEC”), a company formed in 1980 that provides management services to our nightclubs and non-owned affiliated nightclubs for a fee. In June 2002, we formed VCG Real Estate Holding Corporation, a wholly owned subsidiary, that purchased the land and buildings which house four of our nightclubs. Our management team has substantial experience in owning and operating adult entertainment nightclubs and has in-depth knowledge of the industry.

Since we began operations, we have acquired the following nightclubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	The Platinum Club in East Saint Louis, Illinois, (acquired 2002)

•	Centerfold Showclub in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Phoenix, Arizona (opened 2004 and sold in January 2007)

•	Tabu (Dance club) in Denver, Colorado (opened June 2005)

•	PT’s® Appaloosa in Colorado Springs, Colorado (acquired October 2006)

•	PT’s® Showclub in Denver, Colorado (acquired December 2006)

The day to day management of all nightclubs is conducted through IEC. All of our clubs offer live adult entertainment and generally food and beverage service. Of the eight owned nightclubs and one dance club, three offer fine dining in full service restaurants and have VIP facilities and seven serve alcoholic beverages. The clubs that we manage are majority owned by Lowrie Management, LLLP. Lowrie Management is controlled by our Chairman and CEO, Troy H. Lowrie and owned by Mr. Lowrie and related parties. These clubs are located in Illinois and Kentucky and were purchased by us in the first quarter of 2007.

All nightclubs managed by IEC are charged for direct expenses and a proportionate share of IEC’s general operating and administrative expenses. IEC provides management and supervisory personnel to oversee operations, hires and contracts for all operating personnel, establishes club policies and procedures, conducts compliance monitoring, manages purchasing, prepares financial and operating reports, income tax preparation, accounting services and manage other administrative needs.

The majority of the clubs operate under the branded names PT’s, Diamond Cabaret and The Penthouse Club under non-exclusive licensing agreements.

Our nightclubs are distinguished by the following features:

•

Facilities—The facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. The facilities have state of the art sound systems, lighting and professional stage design. Three owned clubs have a VIP Room, a more elegantly appointed and spacious room accessible only to those who purchase annual memberships.

•

Professional On-Site Management—The facilities are managed by persons who are experienced in the restaurant/hospitality industry. The club managers are responsible for maintaining the overall quality of the nightclubs. In addition, there are also regional managers who oversee each nightclub. Each of the three regional managers have 17 to 24 years of experience in the industry and have been employed by IEC for at least 17 years.

•

Food and Beverage Operations—In the clubs with a full service restaurant the food and beverage operations meet the standard of business entertaining provided by an upscale restaurant. An experienced chef and bar manager are responsible for training, supervising, staffing and operating the food and beverage operations at each nightclub.

•

Entertainment—All clubs provide attractive, talented and courteous female performers. The highest standards are maintained for appearance, attitude, demeanor, dress and personality. The entertainment encourages repeat visits and increases the average length of a patron’s stay.

Employees and Independent Contractors

As of December 31, 2006, we had approximately 449 employees, of which 75 are management personnel and the others are service, beverage and administrative personnel.

Our employees are not members of a union and we have never suffered a work stoppage. As is customary in the industry, the entertainers in the nightclubs are not employees; they are independent contractors who work at our nightclubs on a non-exclusive basis and pay us a fee for providing the facilities for them to perform.

Compliance Policies and Controls

IEC has developed comprehensive policies aimed at assuring that the operations of each club are conducted in conformance with local, state and federal laws and that are designed to assure our clients a quality and enjoyable experience.

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

Our Business Strategy and Growth Plan

The demographic market for adult entertainment nightclubs is substantial as nightclubs appeal to men of all age groups. Within this market, there are two general categories of nightclubs, each having distinct differences in entertainment quality, atmosphere and food service. On the higher-end of the spectrum are the upper-scale nightclubs, also termed “gentlemen’s clubs.” These clubs are characterized by their large facilities featuring a variety of performers and entertainment on any given night. The entertainment and activities include sports and events on big screen and state of the art television monitors, billiard tables, VIP rooms and specialty acts. Their target market/audience is a more affluent clientele of businessmen and professionals, including women and couples, for whom gentlemen’s clubs are increasingly becoming a viable and attractive entertainment option. In addition, they are no longer limited to providing evening entertainment as daytime operations are also growing, particularly during the lunch hour. Food is prepared by on-site chefs and the menus, if not full service, typically offer a wide variety of entrees and appetizers. Other types of adult nightclubs are what are referred to as “strip clubs” which typically have small facilities and a less professional and attractive ambience. These clubs generally cater to a different clientele, have limited or no food service and make up a majority of the clubs in the industry.

We believe maximum profitability and sustained growth in the industry can only be obtained from owning and operating upscale adult entertainment nightclubs.

Our operations consist of owning and operating nightclubs along with owning and controlling the long term leases on the land and buildings in which some clubs operate and managing non-owned nightclubs.

Our strategy for growth is to acquire existing upscale nightclubs in areas that are not market saturated and already receptive to well-managed upscale clubs. Adult entertainment nightclubs tend to group together by location. When clubs are within relatively close proximity, regular customers are more likely to try a new club. A significant marketing benefit for us will be our ownership of multiple clubs in multiple cities (“clustering”) to establish and maintain brand name recognition for all of our adult entertainment nightclubs. Our management believes that we are well positioned, both financially and managerially, to continue growing in the industry. By expanding into other locations in other cities and states, we will have the opportunity to realize the benefits of both the economies of scale and name recognition marketing.

Management is continually evaluating opportunities to acquire new nightclubs of optimal size and location and is presently evaluating several opportunities for possible acquisitions in the current year.

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

Intellectual Property

Under the terms of a certain Club Licensing Agreement and in consideration of royalty payments to General Media Communications, Inc. (“General Media”) in 2005, Penthouse granted us a 5-year non-exclusive license, renewable in 5-years, for the use of the registered trademarks “Penthouse”, “Pet of the Month”, “Pet of the Year”, “Three Key Logo” and “One-Key Logo” in our nightclub operations in Denver, CO; St. Louis, IL; and Phoenix, AZ.

The PT’s® name and logo are trademarks registered with the United States Patent and Trademark Office (USPTO). The Diamond Cabaret name has also been registered with the USPTO. We have been granted a license from Lowrie Management to use the trademarks for a fee. The fee was established in 2006 and approved by the independent members of our Board of Directors.

Available Information

Our principal executive offices are located at VCG Holding Corp., 390 Union Blvd., Suite 540, Lakewood, Colorado 80228; out telephone number is (303) 934-2424. We maintain a website at www.VCGH.com (Information on our website does not comprise a part of this report). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which requires that we file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including VCG Holding, which file electronically with the SEC. In addition, our Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

Risk Factors

•	We have had limited operations which makes our future operating results difficult to predict.

We were incorporated as a Colorado corporation in 1998 and began operating adult entertainment nightclubs in 2002. Since 2002, we have acquired nine nightclubs, one dance club, and developed and built one nightclub. We have subsequently in 2005 and 2007, disposed of one of the acquired nightclubs at a loss and sold the developed and built club, which we broke even on. We have also entered into management agreements and option to purchase agreements for an existing club in Minnesota and a club to be developed and built in Hawaii. The two purchase agreements have expired and did not result in an ownership interest and significant financial losses were incurred.

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

Hiring qualified management will be difficult due to the limited number of qualified professionals in the work force in general. We have in the past experienced difficulty in recruiting qualified personnel and there can be no assurance that we will be successful in attracting and retaining additional members of management if the business begins to grow. Failure to attract and retain personnel, particularly management personnel, would materially harm our business, financial condition and results of operations.

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

Our common stock is currently listed for trading on the American Stock Exchange (AMEX). We must continue to satisfy AMEX’s continued listing requirements or risk delisting of our securities which would have an adverse effect on our business. We received a warning letter from the AMEX on March 26, 2007 indicating that we are not in compliance with certain AMEX continued listing standards. We are currently working with the AMEX to resolve this issue related to the listing of additional shares of common shares issued in 2006 and 2007. If our common stock is de-listed from the AMEX, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

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

As of March 16, 2007, we have 16,867,613 shares of common stock outstanding, out of a total of 50,000,000 shares of common stock authorized and zero shares of Series A preferred stock out of a total of 1,000,000 shares authorized out of 1,000,000 shares authorized for future issuance under our Articles of Incorporation. This does not include 150,001 shares of common stock reserved for issuance under our 2002 Stock Option and Stock Bonus Plan, 9,710 shares of common stock reserved for issuance under our 2003 Stock Option and Stock Bonus Plan, and 1,000,000 shares of common stock reserved for issuance under our 2004 Stock Option and Appreciation Rights Plan.

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

Since our inception we have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. In 2005 and 2006, preferred stock dividends on our outstanding preferred stock of $1,501,731 and $878,843 were paid. The Board of Directors has elected not to pay dividends in the future, effective November 24, 2006. We expect that future earnings applicable to the common shareholders, if any, will be used for working capital and to finance growth.

•	Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 16, 2007, we have authorized shares of which 16,867,613 shares of common stock are issued and outstanding.

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

•	Your ownership could be diluted by future issuances of our stock, options, warrants or other securities.

Your ownership in the Company may be diluted by future issuances of capital stock or the exercise of outstanding or to be issued options, warrants or convertible notes to purchase capital stock. In particular, we may sell securities in the future in order to finance operations, expansions or particular projects or expenditures.

Item 2.	Description of Property

Corporate Offices

Our corporate offices are located at 390 Union Boulevard, Suite 540, Lakewood, Colorado 80228, where we share an approximately 4,196 square foot facility with IEC, our wholly-owned subsidiary which currently manages all nightclubs that we own and all other nightclubs owned or controlled by our Chairman, Troy H. Lowrie. All nightclubs managed by IEC pay their proportionate share of IEC’s general operating and administrative expenses. We pay a monthly rent of approximately $5,900 to an unaffiliated third party. The lease term on this facility expires on November 1, 2009. We anticipate that this arrangement will continue at least through the end of the lease and we have the option to continue month to month at the prevailing market rate. We believe that our existing facility is adequate to support our existing operations and if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Our Nightclubs

Each of our adult entertainment nightclub businesses is held in separately-owned subsidiary corporations, limited liability companies or limited partnerships and the related real estate and leases are held by a wholly-owned subsidiary corporation, VCG Real Estate Holding Corp (“VCGRE”), as follows:

Name of the Club	Club Ownership	Operated by VCG affiliates since	Location, Square Footage	Building Owned by VCGRE
The Indianapolis Club	Indy Restaurant Concepts, Inc.(1)	6/30/02	Indianapolis, IN 9,200 square ft.	Yes
The St. Louis Club	Platinum of Illinois, Incorporated.(2)	5/1/02	Brooklyn, IL 9,000 square feet	Yes
The Phoenix Club	Epicurean Enterprises, LLC(3)	11/2/04	Phoenix, AZ 14,000 square feet	Yes
The Centerfolds Club	VCG Restaurant Concepts, Inc.(4)	6/30/04	Denver, CO 8,000 square feet	No	(4)
The Diamond Cabaret	Glenarm Restaurant, LLC(5)	10/8/04	Denver, CO 36,000 square feet	No	(5)
The Penthouse Club	Glendale Restaurant Concepts, LP(6)	6/30/04	Denver, CO 9,600 square feet	No	(6)
The Appaloosa Club	VCG CO Springs, Inc.(7)	10/2/06	Colorado Springs, CO 9,500 square feet	No	(7)
The PT’s Show Club	Denver Restaurant Concepts, LP(8)	12/29/06	Denver, CO 12,000 square feet	No	(8)

(1)	An Indiana corporation and wholly-owned subsidiary of VCG. VCGRE leases the remainder of the 28,000 square foot building to an unaffiliated third party.
(2)	An Illinois corporation and wholly-owned subsidiary of VCG.
(3)	An Arizona limited liability company and wholly-owned subsidiary of VCG.
(4)	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $14,500 per month. The lease term expires on January 31, 2010 and has an additional five year option until 2015.

(5)	A Colorado limited liability company and 90% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $40,000 per month. The lease term expires in October 2015 and has three options to extend that expire October 2029.
(6)	A Colorado limited partnership and 93% owned subsidiary of VCG, including the 1% general partnership interest. The building is leased from Lowrie Management LLLP, controlled by our Chairman, Troy H. Lowrie, for $12,000 per month. The lease term expires July 2015 and has three five year options to extend that expire July 2029.
(7)	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $10,000 per month. The lease term expires on October 1, 2016 and has two options to extend that expire October 2026.
(8)	A Colorado limited partnership and 98% owned subsidiary of VCG. The building is leased from Lowrie Management LLLP, controlled by our Chairman, Troy H. Lowrie, for $15,000 per month. The lease term expires December 2014 and has three five year options to extend that expire December 2029.

Item 3.	Legal Proceedings

We are not a party to any pending legal proceedings or aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Since June 15, 2004, our common stock, $0.0001 par value per share, has been trading on the American Stock Exchange under the trading symbol “PTT”. Prior to that, our common stock was quoted on the OTC Bulletin Board. The market for our common stock is limited and volatile. The following table sets forth the range of high and low bid quotations or high and low closing prices, as applicable, for our common stock for each of the periods indicated as reported by the OTC Bulletin Board or the AMEX. The prices for the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions. The AMEX prices listed below may not represent actual transaction prices:

	High	Low
2005
First Quarter	3.25	2.50
Second Quarter	3.25	2.40
Third Quarter	2.76	1.76
Fourth Quarter	2.00	1.27
2006
First Quarter	1.50	0.90
Second Quarter	1.54	0.90
Third Quarter	2.65	1.10
Fourth Quarter	5.35	2.00

On March 16, 2007, the closing bid price of our common stock was $10.08.

Holders

As of March 16, 2007, there were approximately 1,128 holders of record of our common stock, which number does include common stockholders shares held in a “nominee” or “street name.”

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

Recent Sales of Unregistered Securities

We sold 50,000 shares of unregistered common stock to Troy H. Lowrie in exchange for the 1% general partnership interest of Denver Restaurant Concepts, LP during the twelve month period ended December 31, 2006.

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

General

This management’s discussion and analysis of financial conditions and results of operations is intended to provide investors with an understanding of the past performance, its financial condition and its prospects in the future. We will discuss and provide our analysis of the following:

•	Overview of the business

•	Critical accounting policies

•	Results of operations

•	Overview of business segments

•	Liquidity, capital resources and outlook for 2007

•	New accounting pronouncements

We were incorporated under the laws of the State of Colorado in 1998, but did not begin operations until April 2002. We are engaged in owning and operating nightclubs which provide quality live adult entertainment and food and beverage services. We now operate eight adult entertainment nightclubs and an upscale dance club. We also acquired International Entertainment Consultants, Inc., a company formed in 1980 that provides management services to our nightclubs and non-owned affiliated nightclubs for a fee. In June 2002, we formed VCG Real Estate Holding Corporation, a wholly owned subsidiary, that purchased the land and buildings which house four of our nightclubs. Our management team has substantial experience in owning and operating adult entertainment nightclubs and has in-depth knowledge of the industry.

Since we began operations, we have acquired the following nightclubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	The Platinum Club in East Saint Louis, Illinois, (acquired 2002)

•	Centerfold Showclub in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret in Denver, Colorado (acquired 2004)

•	Tabu (Dance club) in Denver, Colorado (opened June 2005)

•	The Penthouse Club in Phoenix, Arizona (opened 2004 and sold in January 2007)

•	PT’s® Appaloosa in Colorado Springs, Colorado (acquired October 2006)

•	PT’s® Showclub in Denver, Colorado (acquired December 2006)

The day to day management of all nightclubs is conducted through IEC. All of our clubs offer live adult entertainment and generally food and beverage service. Of the eight owned nightclubs, three offer fine dining in full service restaurants and have VIP facilities and seven serve alcoholic beverages. The clubs that we manage are majority owned by Lowrie Management, LLLP. Lowrie Management is controlled by our Chairman and CEO, Troy H. Lowrie and owned by Mr. Lowrie and related parties. These clubs are located in Illinois and Kentucky and have been purchased by us in the first quarter of 2007.

All nightclubs managed by IEC are charged for direct expenses and a proportionate share of IEC’s general operating and administrative expenses. IEC provides management and supervisory personnel to oversee operations, hires and contracts for all operating personnel, establishes club policies and procedures, conducts compliance monitoring, manages purchasing, prepares financial and operating reports, income tax preparation, accounting services and manages other administrative needs.

The majority of the clubs operate under the branded names PT’s, Diamond Cabaret and The Penthouse Club under non-exclusive licensing agreements.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the Untied States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result, they are subject to uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. All historical numbers are presented on a consolidated basis that includes all acquisitions and eliminates inter-company transactions.

Principles of Consolidation

The consolidated financial statements include the accounts of VCG Holding and its subsidiaries: Platinum of Illinois, Incorporated (POI); Indy Restaurant Concepts, Inc. (INDY), Tennessee Restaurant Concepts, Inc. (TRC), VCG Real Estate Holding, Inc. (VCGRE), Glendale Restaurant Concepts, LP (GRC), International Entertainment Consultants, Inc. (IEC), Epicurean Enterprises, LLC (EEL), VCG Restaurant Denver Inc. (VCGD), Glenarm Restaurant, LLC (GRL) and Denver Restaurant Concepts, LP (DRC) for all periods presented; VCG CO Springs, Inc. (VCGCO) from the date of inception (October 2, 2006). All significant inter-company balances and transactions are eliminated in the consolidation. We are reporting our consolidated operations under the guidance of ARB 51, as amended by FASB 94 for consolidated companies.

The 2005 financial statements have been adjusted for the discontinued operation of a component (EEL) the restatement reduces the revenue by $1,762,748 and all related expense items (see Notes 3 & 7 to the financial statements) and has no effect on net income. In addition, the 2005 financial statements have been adjusted for the addition of a common control entity (DRC). The restatement increases the revenue by $2,910,573 and all related expense items (see Note 3 & 7 to the financial statements) and increases net income by $1,035,557.

Revenue Recognition

We recognize all revenues at point-of-sale upon receipt of cash, check or charge card sale. VIP Room memberships are amortized into revenue over the one year period of membership. We sell gift certificates and a reserve has been established for an estimate of the value of unexpired certificates.

Use of Estimates in the Preparation of Financial Statements

Preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenue and expense during the reporting periods. Accordingly, actual results could differ from those estimates.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories, consisting principally of liquor and food products, are stated at the lower of cost or market (first-in, first-out method).

Goodwill

We adopted the Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets” on April 30, 2002. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. The adoption of this statement did not have a material effect on our financial position or results of operations as no adjustment was needed at December 31, 2005 and 2006.

Licenses

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets” on April 30, 2002. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, other Intangible Assets are no longer subject to amortization over its estimated useful life. Rather, Liquor and Entertainment Licenses as they have no estimated useful life will be subject to at least an annual assessment for impairment by applying a fair value base test. This is amendment and or clarification to the adoption of our accounting policy under of this statement did not have a material effect on the financial position or results of operations of the Company. We reallocated a portion of the Goodwill previously carried as Goodwill to Licenses ($500,000) effective fiscal December 31, 2006.

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

Impaired Assets

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Requirement Obligations”. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective December 31, 2002 for the Company. The adoption of this statement had no material impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS 144 on January 1, 2002. The adoption of this statement did not have a material impact on its consolidated financial statements.

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

Consolidated Results of Operations

Key selected financial and operating data for the years ended December 31, 2005 and 2006 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment, in the next section “Business Segments and Results”

	December 31,		Percent Change 2005 vs. 2006
	2005	2006
	As Restated
Revenues
Sale of alcoholic beverages	$6,125,913	$6,849,528	11.8%
Sale of food and merchandise	1,114,391	945,340	(15.2)%
Service revenue	3,545,049	3,618,038	2.1%
Other	5,068,800	4,701,675	(7.2)%

Total Revenue	15,854,153	16,114,581	1.67%

Operating Expenses
Cost of goods sold	2,016,753	2,259,896	12.1%
Salaries and wages	5,827,683	4,730,095	(18.8)%
Other general and administrative
Taxes and licenses	245,107	347,531	41.8%
Charge cards and bank fees	219,249	228,765	4.3%
Rent	865,039	832,240	(3.8)%
Legal and professional	576,789	403,220	(30.1)%
Advertising and marketing	547,756	471,703	(13.9)%
Other	2,891,441	2,899,999.37%
Depreciation & amortization	639,955	664,399	3.8%

Total operating expenses	13,829,972	12,837,848	(7.2)%

Income from operations	2,024,181	3,276,733	61.9%

Interest Expense	(1,347,951)	(1,494,658)	10.9%
Interest Income	68,534	17,638	(74.3)%
Bad debt	—	(24,583)	*
Income tax provision	—	(200,000)	*
Minority interest expense	28,969	99,324	*
Income (loss) from continuing operations	718,360	1,720,363	*
Discontinued component income (loss)	(303,881)	(404,687)	*
Net (loss) Income	$414,479	$1,115,676	*

Earnings (loss) per share
Income (loss) from continuing operations	$0.09	$0.17	*
Income (loss) from discontinued component	$(0.04)	$(0.04)	*
Preferred stock dividend	$(0.20)	$(0.10)	*

Net (loss) Income applicable to common shareholder	$(0.15)	$0.03	*

*	Not meaningful

Revenues

Our revenues from our owned clubs include revenues from the sale of alcoholic beverages, food and merchandise, and service revenues, which include the fees entertainers pay us to be allowed to perform at our clubs and fees we charge for admission to our clubs. Those revenues increased from $15,854,153 for the year ended December 31, 2005 to $16,114,581 for the year ended December 31, 2006. The increase for the year ended December 31, 2006 of $260,428 or 1.7%, resulted principally from same store revenues and has been restated to remove the revenue for the Phoenix operations that have been classified as discontinued operations. We acquired an operation in Colorado Springs and its revenue accounted for 1.7% of the 2006 increase. The revenue changes at our “existing clubs” (i.e., the clubs open for the same period throughout both 2005 and 2006) ranged from a decrease of 1.46% to an increase of 19.72%. The 2006 same store revenue was an increase of $174.629, net of increases and decreases, or an increase of 1.3%. We have reviewed the performance of each of the clubs to determine the reason of the increase or decrease in revenue for 2006. During the month of December our revenue was affected by weather in the Colorado market. We have estimated that we had over $180,000 lost revenue due to three weekend storms one of which rated in the top five in history for snow fall and closed the Denver airport for four days.

The following is a summary of our findings and our view of the trend forward:

•

Penthouse Phoenix. The club after two full years of operations continued not to perform at the level that we believed it should perform. The location had not had any club operations for many years and although the club experienced a strong opening, due partly to promotional and marketing activities during the months following its opening, there continued a decrease in revenue as the club was building its customer base. We have made adjustments to our marketing and our target customer and saw a small increase in month to month revenue in late 2005 and early 2006 but the trend was not sufficient to continue to put resources into a club in which we determined that the market would support our plan. We located a purchaser for the club and continue to own and receive rent for the real estate. We sold the operation for approximately $2.5 million in January 2007.

•	Penthouse Denver. The revenue in 2006 as compared to 2005 was down slightly (1.46%). We continue to work on ways to draw more customers and generate additional revenue at this location.

•

Platinum Club, St Louis. During 2003, the club was affected by a bridge closure that connects St. Louis with the club. The bridge reopened in mid 2006 and we changed the name of the club to Pt’s Brooklyn in the latter part of 2005. We have seen the customer base increase in 2006 and the club had an increase in revenue in 2006 compared to 2005.

•

Pt’s Indy. This club has been in operations for 18 years and has had a consistent customer base and revenue stream. The increase in revenue was slightly more then 3% for 2006 which was in line with our expectations. However, we continue to look for ways to increase customer base and revenue.

•

VCGD, Centerfolds. This was an established club when we took over management and ownership. The club reopened with a substantial renovation and new approach. We remodeled the club, changed the hours of operations, targeted a college age customer base and all of these steps have improved the club’s performance. We have received the results that we were expecting and the club has leveled out into an mature revenue flow.

•

Diamond Cabaret Denver. When we purchased this club it was a well-established club in the heart of downtown Denver. The Denver convention center has doubled its size and the city has several new hotels in the area with more development to come. We remodeled the Club, opened Tabu (a dance club) on the second floor and have continued to market this club as an upscale club. The results have been within our expectations and we feel that the club will continue the same trend for 2007.

•

Pt’s Colorado Springs. We purchased this club in October 2006. The club was an established club and we believed that if we remodeled and established our management team in the club it could perform above the operating results of the prior ownership. We have been happy with results in 2006 and the first quarter 2007 and expect that the club will met our expectations for 2007.

•

Pt’s Indy. This club has been in operations for 30 years and has had a consistent customer base and revenue stream. The increase in revenue was slightly more then 5% for 2006 which was in line with our expectations. However, we continue to look for ways to increase customer base and revenue.

•

Other revenues, which are comprised principally of the management fees that IEC charges for the management of the clubs that we do not own, ATM fees and other ancillary revenue decreased by $58,971 (net) for the year ended December 31, 2006. We had a decrease of management fees of $272,946 for the year ended December 31, 2006 as compared to the same period for fiscal 2005. The decrease in fees reflects the closing of one club that we managed, and saving in costs that were pasted along as part of the fees billed. The other fees increased by $213,975 for the year ended December 31, 2006 reflects mainly an increase in ATM fees due to the greater use of the ATMS in new clubs and a change in the structure of the fees charged for the use of the ATM’s at our clubs (from a fixed fee of $10 and a maximum of $200 to a fee of 10% of the transaction, with no limit on the withdraw) that increased revenue by over 70%. In addition, we had more sales of VIP memberships and began selling day passes to the VIP rooms and suite fees in the form of wristbands that give guests greater use of the clubs amenities.

Cost of Goods Sold

For the year ended December 31, 2006, cost of goods sold, which represents the costs of the alcohol, food and merchandise we sell, increased by 12.1% in comparison to the 7.7% increase in the combined revenues from the sales of alcohol and food and merchandise. The relationship of our cost of sales to our revenues from the sale of alcohol and food and merchandise varies from club to club depending on various factors, including the variety of food offered, whether the club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” clubs will have a greater variety of food offered, a boutique and higher percentage of wine and champagne sales. This will generally produce a lower overall margin on the club’s revenues. During 2005, we began a program to control the costs and ratios of the margins in the “upscale” clubs as a result the consolidated gross margin as a percent of revenue increased in 2006 over 2005. We will continue to look for ways to increase these margins and control costs.

Salaries and Wages

Salary and wages expenses decreased by 18.8% for the ended December 31, 2006 as compared to the same period in 2005. The decrease represents 29.4% as a percentage of total revenue as compared to the year ended December 31, 2005 percentage of total revenues of 36.8%. Salaries and wages may increase relative to revenues during periods in which we are constructing or opening new clubs, but as expected, we have obtained a decreased amount of salaries and wages as a percentage of revenues due to the increased revenues that is not personnel dependent.

Other General and Administrative Expenses

Rent increased $32,799 or less than 3.8% for the year ended December 31, 2006 as compared to the same period for fiscal 2005. This increase was due to additional parking lots and equipment rentals.

Legal and professional expenses decreased by $173,569 or 30.1% for the year ended December 31, 2006 as compared to the same period fiscal for 2005. The decrease for the year ended December 31, 2006 was due to bringing employee leasing operations in house. During the year ended December 31, 2005, we also had increased audit and legal costs of approximately $60,000 related to the preparation of an amended 10-KSB that were not incurred in the same period for 2006.

Advertising and marketing expenses decreased $76,053, representing a 13.9% decrease for the year ended December 31, 2006 over the same period in fiscal 2005. The decrease is attributable to not having the advertising for the opening of new clubs and the new marketing program began in 2006 to keep the overall marketing costs at a predetermined percentage of estimated revenue and reviewed on a quarterly basis by management to evaluate the effectiveness of the program.

Other general and administrative expenses increased by $8,558 for the year ended December 31, 2006 as compared to the same period for fiscal 2006.

Depreciation and Amortization

Depreciation and amortization increased by $24,444 or 3.8% for the year ended December 31, 2006 as compared to the same period for 2005. These increases were due to the purchase of the club in Colorado Springs and the depreciation on the capital improvements during the year ended December 31, 2006 of $320,585, excluding the Colorado Springs acquisition.

Interest Expense

Interest expense increased $146,707 or 10.9%, during the year ended December 31, 2006 as compared to the same period for 2005. We increased borrowings for acquisition, capital expenditures, and the redemption of preferred stock during 2006 that is reflected in the expense for 2006 above the amount of interest paid during the same period for 2005. The interest expense represents $0.16 per share for both years ended December 31, 2005 and 2006. In addition, the non-cash charges to interest, which include the amortization of loan fees related to the borrowings, was $300,880 for the year ended December 31, 2005 and $433,504, for the year ended December 31, 2006.

Interest Income

Interest income decreased $50,896 or 74.3% for the year ended December 31, 2006. The decrease is due to sale of a promissory note that we were carrying on the sale of the Tennessee property in 2004. We sold the note in February of 2006 and the decrease of interest income is almost all due to not having the income from the promissory note.

Bad Debt

We had a bad debt of $24,583 for the year ended December 31, 2006 as compared to no bad debt for the year ended December 31, 2005. The bad debt in 2006 represents the balance of the funds advanced to the Hawaii club to complete construction and open for business that was not reserved in 2004. We have written off all of the advances, reserves and settled all costs related to the Hawaii transaction.

Discontinued Operations

As discussed in Note 6 of Notes to Consolidated Financial Statements, in the fourth quarter of fiscal 2004 we adopted a plan to dispose of the operations and real estate related to the operations of Tennessee Restaurant Concepts, Inc. (“TRC”), which operated the Company’s club in Memphis, Tennessee. The Company had acquired TRC in 2002. The sale closed in January 2005. As a result, the Company reclassified TRC’s results of operations as operations of discontinued component costs of $29,576 for the year ended December 31, 2005 and $4,945 for fiscal 2006. During the fourth quarter of fiscal 2006, we adopted a plan of disposal of the operations of Epicurean Enterprises LLC (EEL), which operated our operations in Phoenix, Arizona. The sale closed in January 2006. As a result, in the fourth quarter of fiscal 2006 we reclassified EEL’s assets as assets to be disposed of, its liabilities as liabilities of discontinued operations, and its results of operations as operations of discontinued component costs representing the operating losses incurred of $274,305 for fiscal 2005 and $399,617 for the year ended December 31, 2006. The accompanying consolidated statement of income for the year ended December 31, 2005 and 2006 has been adjusted to reclassify the operations of TRC and EEP as discontinued operations. Note 7 of Notes to the Consolidated Financial Statements contains information on the revenues and expenses of TRC and EEP reclassified to discontinued operations. The sale of EEP for approximately $2.5 million closely approximates our cost in the operation and we have not included an impairment loss for the disposal of this operation.

Net income

Net income was $1,115,676 for the year ended December 31, 2006 as compared with $414,479 for the same period in 2005. The income for year ended December 31, 2006 included $200,000 of deferred income taxes expense and for the year December 31, 2005 without income taxes as we have net operating losses and capital loss carry-forwards from 2004. We expect to have to accrue income taxes during fiscal 2007 for both deferred income taxes and current income taxes.

Net Income (Loss) Applicable to Common Shareholders and Earnings Per Share

For the year ended December 31, 2006, we paid or accrued dividends of $878,843 that included $136,034 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net income applicable to common shareholders of $236,833 for the year ended December 31, 2006 as compared to net loss applicable to common shareholders of $1,271,251 for the year ended December 31, 2005 that included a paid or accrued dividend of $1,685,730 and $184,000 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. As of December 31, 2006, there were 32,500 shares of Series A Preferred Stock outstanding. We issued 947,000 shares of Series A Preferred Stock but during the fourth quarter of 2006 we had 7,724,660 shares converted to common stock at $2.50 per share or 3,089,864 shares of common stock. Each share is entitled to an annual dividend of 10% on the basis of the $10.00 per share price at which the shares were sold. The dividend is payable in cash monthly to the holders of the Series A Preferred Stock on the 24th of each month. The rate of dividend to be paid was canceled by the board of directors effective November 25, 2006. We have had “puts” of the Series A Preferred Stock in 2006 of 120,080 shares or $1,200,082 was paid in cash to redeem the shares. The outstanding Series A Preferred Stock at December 31, 2006 were converted in January 2007 for $3.66 per share or 88,798 shares of common stock.

Business Segments and Results

The following table sets forth certain information about each segment’s financial information for the years ended December 31, 2006 and 2005:

	December 31,
	2005	2006
	As Restated
Business segment sales:
Night clubs	$13,380,749	$13,447,260
Management	2,473,404	2,667,321

	$15,854,153	$16,114,581

Business segment operating income
Night clubs	$2,007,601	$3,206,415
Management	16,580	70,318

	$2,024,181	$3,276,733

Business segment assets
Night clubs	$27,163,817	$34,314,212
Management	695,248	765,486

	$27,859,065	$35,079,698

Business segment liabilities
Night clubs	$15,327,975	$21,212,035
Management	562,040	547,040

	$15,890,015	$21,759,075

The day to day management of all nightclubs is conducted through our wholly-owned subsidiary, International Entertainment Consultants, Inc. (“IEC”). All nightclubs managed by IEC are charged for direct expenses and a proportionate share of IEC’s general operating and administrative expenses. IEC provides management and supervisory personnel to oversee operations, hires and contracts for all operating personnel, establish club policies and procedures, compliance monitoring, purchasing, financial and operating reports, income tax preparation, accounting services and other administrative needs. The management fees income and related expenses related to the company owned nightclubs have been eliminated.

Liquidity and Capital Resources

The level of current assets and liabilities necessary for nightclub operations does not materially fluctuate and is very predictable, and we anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next twelve months, the primary source of our liquidity, since we began our operations in April 2002. We have acquired fifteen existing nightclub operations, five of which we acquired in the first quarter 2007, for a total cost of approximately $49 million. We funded these acquisitions primarily through issuances of our common and preferred stock (approximately $35 million) and assumptions of indebtedness (approximately $14 million). We have sold two clubs and closed one since we began our operations and we are under contract to purchase two clubs in early 2007 and are pursuing additional acquisitions. We presently have cash to purchase the clubs under contract and with current cash flow believe we are in position to acquire one more in 2007 and allow us to execute on our plan of five acquisitions in each of fiscal 2008 and fiscal 2009 each. The acquisition of additional clubs beyond the present plan will require us to obtain additional debt and/or equity capital. There can be no assurance that such capital will continue to be available upon terms that are acceptable to us, if such financing is available at all. An inability to obtain such additional financing could have an effect on our strategy of growth through the acquisition of clubs, the upgrade of existing clubs and the development of clubs in areas that are not market saturated and already receptive to well-managed upscale clubs.

Working Capital

At December 31, 2006 and December 31, 2005, the Company had cash and cash equivalents of $2,011,000 and $550,000 respectively, and total current assets of $3,500,000 and $2,100,000, respectively. Our current liabilities exceeded our current assets by $300,000 and $4,400,000 at December 31, 2006 and December 31, 2005 respectively. Of the current liabilities at December 31, 2006, $392,000 is due to Lowrie Management, LLLP and another $491,000 of current liabilities are guaranteed by Mr. Lowrie.

As of December 31, 2006, we had $1,600,000 available under lines of credit facilities and have completed the restructure of our debt. We have $900,000 due on the lease purchase of the property in St. Louis that is due May 1, 2007 and will pay that in full out of current cash flow. We completed the sale of 3,000,000 of common stock for $20,400,000 in February 2007.

In November 2004, we placed $1,250,000 of convertible subordinated notes. The notes are convertible into shares of our common stock at a conversion price of $2.00 per share. As of December 31, 2006 and 2005, $532,626 and $109,000 of the notes had been converted into 266,313 shares of common stock and 54,500 shares of common stock, respectively. While the conversion of the notes did not provide us with additional capital, such conversion eliminated the related interest expense and improved our debt to equity ratio. In addition, the purchasers of the notes were issued an aggregate of 156,250 warrants exercisable for five years at an exercise price of $3.00 per share, and an aggregate of 156,250 warrants exercisable for five years at an exercise price of $4.00 per share. The exercise of any of the warrants would provide us with additional capital. As of December 31, 2006, there were 8,750 shares of the $3.00 per share warrants and 5,625 shares of the $4.00 per share warrants exercised for a total of $48,750.

Certain purchasers of the convertible subordinated notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issued in November 2004, but having a conversion price that reflects a premium to the average closing prices for our common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. As of December 31, 2006, no additional convertible subordinated notes have been issued pursuant to this right.

As of December 31, 2006, we had outstanding 32,500 shares of Series A Preferred Stock as compared to 892,546 shares of our Series A Preferred Stock at December 31, 2005. The Series A Preferred Stock is redeemable (i) at the option of the holders at $10.00 per share upon 90 days written notice at any time one year after its issuance, or (ii) by us at $10.00 per share immediately upon written notice to the holders after one year. In addition, the Series A Preferred Stock is convertible at the option of the holders into shares of common stock at a conversion price equal to the greater of $2.50 or 75% of the 20 day moving average of the market price of our common stock on the date of conversion. Until November 24, 2006 we paid a 10% per annum annual dividend rate on the Series A Preferred Stock. The board of directors did not renew the dividend for 2007 effective November 25, 2006. During 2006 we had a net of 87,580 shares of Series A Preferred Stock redeemed and 772,466 shares of Series A Preferred Stock were converted into 3,089,864 shares of common stock at $2.50 per share. The balance of the 32,500 shares of Series A Preferred Stock were converted into 88,798 shares of common stock at $3.66 per share in January 2007.

During 2006, we completely refinanced our long-term debt. We obtained a long-term commitment from a bank for $5,100,000 that is structured in three parts. The first part funded in May 2006 and re-paid all the prior short-term debt due to banks and other creditors of $2,900,000. This financing is a 4 year note being amortized over 10 years, with an interest rate of 8.5% and a commitment to renew the note if all terms of the note are met during its term. The second part funded in August 2006 to pay a short term note due to a bank of $600,000. This funding is a 4 year note being amortized over 10 years, with an interest rate of 9.0% and the same renewal terms as the first funding. Third, we have a line of credit for $1,600,000 that has not been funded. All of these notes are guaranteed and secured by liquid assets controlled by our CEO Troy H. Lowrie. On June 1, 2006 we amended the promissory note that we had with Lowrie Management LLLP controlled by Mr. Lowrie. The term of the amendment are to amortize the $4,000,000 debt we have with Lowrie Management LLLP over 10 years, the due date will be June 1, 2016 with an interest rate of 8.5% at $49,594 per month principal and interest. The note will continued to be secured by the partnership interest we own in GRC.

On December 31, 2006, we purchased the limited partnership interest of Denver Restaurant Concepts, LP (DRC) owned by Lowrie Management LLLP for a promissory note of $5,500,000 to amortize over ten years, the due date will be December 31, 2016 with an interest rate of 8.5% at $68,192 per month principal and interest. The note is secured by the partnership interest we own in DRC.

Capital Resources

We had stockholders’ equity of $12,795,623 at December 31, 2006 and $3,043,588 at December 31, 2005. The change is the result of the income during the year, proceeds from the sale of shares of common stock, common stock issued for services, conversion of debt and preferred stock to common stock, deferred offering costs, cashless warrant exercise and a reduction in retained earning from the payment of preferred stock dividends.

The net cash provided by operating activities was $2,574,376 for the year ended December 31, 2006 and $1,858,198 for the year ended December 31, 2005. The increase in the cash flow provided by operations was principally due to the increase in our net income for those periods.

The net cash used by investing activities for the year ended December 31, 2006 was $951,862; $249,276 for the purchase of investments, from the use of $682,604 for equipment and leaseholds at the clubs in Denver and

Colorado Springs, $256,820 for licenses and deposits, $800,000 purchase of goodwill, and offset by $1,032,500 in cash received from sale of ten percent interest of GRL, sale of equipment, and the sale a note receivable. These net cash outflows were financed principally from cash flows from operations. The net cash used by investing activities for the year ended December 31, 2005 was $894,185; $308,701 for the purchase of investments and $998,351 was for equipment and improvements primarily at two Denver clubs. This was offset by $417,200 of investing cash inflows from our sale of TRC and some equipment. The net investing cash outflows for the year ended December 31, 2005 were financed from cash flows from operations.

The net cash used by financing activities for the year ended December 31, 2006 was $159,273. We obtained $7,336,000 from the issuance of new debt, $99,555 payments received on a note receivable, $71,086 cash received from the acquisition of DRC and $663,062 provided by the issuance of common stock. Cash of $6,095,000 was applied to the reduction of debt, $22,608 to loan fee on financing, $166,426 to make payments on capital leases, $1,200,802 redemption preferred stock, $49,886 discontinued operations and $742,809 to make preferred stock dividend payments. Net cash used for financing activities for the year ended December 31, 2005 was $1,163,753. We used $2,995,379 to repay debt, $150,355 to make payments on capital leases, and $1,501,730 to make preferred stock dividend payments. These financing cash outflows were partially offset by $606,659 we obtained from the issuance of preferred stock, net of preferred stock offering costs and sale of common stock and proceeds from new debt of $2,270,000 and payments of $607,052 received from the note related to the sale of TRC and related building.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2009	2009-2010	Thereafter
Long-term Debt(1)	$19,013,639	$1,811,533	$4,990,667	$6,443,648	$5,767,791
Capital Leases	$1,010,598	$978,315	$24,246	$8,037	$—
Operating Leases	$27,237,615	$1,169,262	$2,349,352	$2,078,500	$21,640,500

(1)—The interest obligation on the debt is not included as much of the debt has variable interest rates.

(Note)—The table above excludes any obligation that the Company may incur as the result of its obligation to redeem shares of its Series A Preferred Stock to the extent such shares are presented for redemption by the holders. See Note 12 of Notes to Consolidated Financial Statements.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date, inflation has not had a material impact on our operations.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets,” (“SFAS No. 153”) an amendment to Accounting Principles Board (“APB”) Opinion No. 29 (“Opinion No. 29”), “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, and also the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Company presently does not believe that the adoption of the provisions of SFAS No. 154 will have a material affect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” (“SFAS No. 123 (R)”) which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of director/employee share options; share grants and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (R) must be applied to all shares and options granted or modified after its effective date and also to recognize the cost associated with the portion of any share or option awards made before its effective date for with the associated service has not been rendered as of its effective date.

On April 14, 2005, the U.S. Securities and Exchange Commission announced that the effective date of SFAS No. 123(R) is deferred for calendar year companies until the beginning of 2006.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (‘SFAS No. 155”). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

SFAS 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 (“EITF No. 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Fin No. 48 is effective for fiscal years beginning after December 15, 2005. Management does not expect adoption of FIN No. 48 to have a material impact on the Company’s financial statements.

In February 2007, SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” was issued.

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

SFAS 158 “Employers” Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not maintain a defined benefit pension plan and offers no other post retirement benefits.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

VCG Holding Corp.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of VCG Holding Corp. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of VCG Holding Corp. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado	Causey Demgen & Moore Inc.

April 2, 2007

VCG Holding Corp.

Consolidated Balance Sheets

	December 31,
	2005	2006
Assets
Current Assets
Cash & cash equivalents	$547,937	$2,011,178
Investments	308,701	259,652
Other receivables	201,030	250,458
Inventories	410,536	450,784
Prepaid expenses	350,112	274,325
Income taxes receivable	272,244	272,244

Total Current Assets	2,090,560	3,518,641

Property, Plant and Equipment
Property, plant and equipment	15,743,283	14,032,998
Less accumulated depreciation	1,529,150	2,007,371

Net property, plant and equipment	14,214,133	12,025,627

Other Assets
Long-term portion of other receivables	587,933	—
Deposits	82,544	78,205
License Costs	747,854	961,129
Loan Fees, net	348,458	126,944
Goodwill	9,607,414	15,669,928
Plans and drawings	75,628	75,628
Deferred offering costs	104,541	32,528
Assets to be disposed of	—	2,591,068

Total Other Assets	11,554,372	19,535,430

Total Assets	$27,859,065	$35,079,698

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable—trade	$613,164	$566,707
Accrued expenses	517,907	414,209
Deferred revenue	29,752	41,226
Current portion of capitalized lease	172,363	949,664
Current portion of long-term debt	5,196,928	1,811,533

Total current liabilities	6,530,114	3,783,339

Long-term Debt
Deferred income tax	—	200,000
Liabilities to be disposed of	—	99,144
Capitalized lease	972,000	28,455
Long-term debt	8,301,082	17,202,105

Total long-term debt	9,273,082	17,529,704

Minority Interest Liability	86,819	646,032

Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized; 892,546 (2005) and 32,500 (2006) shares issued and outstanding	8,925,462	325,000

Stockholder’s Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 8,656,569 (2005) and 12,645,441 (2006) shares issued and outstanding	867	1,265
Paid-in capital	5,720,661	15,235,465
Retained earnings	(2,677,940)	(2,441,107)

Total stockholders’ equity	3,043,588	12,795,623

Total Liabilities and Stockholders’ Equity	$27,859,065	$35,079,698

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Operations

For the years ended,

	December 31,
	2005	2006
	As Restated Note 3
Revenues
Sales of alcoholic beverages	$6,125,913	$6,849,528
Sales of food and merchandise	1,114,391	945,340
Service revenue	3,545,049	3,618,038
Management fees and other income	5,068,800	4,701,675

Total revenue	15,854,153	16,114,581

Operating Expenses
Cost of goods sold	2,016,753	2,259,896
Salaries and wages	5,827,683	4,730,095
Other general and administrative
Taxes and permits	245,107	347,531
Charge card and bank fees	219,249	228,765
Rent	865,039	832,240
Legal and professional	576,989	403,220
Advertising and marketing	547,756	471,703
Other	2,891,441	2,899,999
Depreciation & amortization	639,955	664,399

Total operating expenses	13,829,972	12,837,848

Income from operations	2,024,181	3,276,733

Other income (expenses)
Interest expense	(1,347,951)	(1,494,658)
Interest income	68,534	17,638
Gain on sale of assets	1,300	44,184
Unrealized gain on sale of marketable securities	1,265	328
Bad debt on uncollectible note receivable	—	(24,538)

Total Other Income (Expenses)	(1,276,852)	(1,457,046)

Income (loss) from continuing operations before income taxes	747,329	1,819,687

Income tax expense (benefit) – current	—	—
Income tax expense (benefit) – deferred	—	200,000

Total income taxes	—	—

Minority interest expense	(28,969)	(99,324)

Income (loss) from continuing operations	718,360	1,520,363

Income (loss) from discontinued operations
Income (loss) from operations of discontinued component	(303,881)	(404,687)
Income taxes on discontinues component	—	—

Income (loss) from discontinued operations	(303,881)	(404,687)

Net income (loss)	414,479	1,115,676
Preferred stock dividends	(1,685,730)	(878,843)

Net income (loss) applicable to common shareholders	$(1,271,251)	$236,833

Earnings (loss) per share
Basic income per common share
Income (loss) from continuing operations	$0.09	$0.17
Income (loss) from discontinued operations	$(0.04)	$(0.04)
Preferred stock dividends	$(0.20)	$(0.10)

Net income (loss) applicable to common shareholders	$(0.15)	$0.03

Fully diluted income per common share
Income (loss) from continuing operations	$0.09	$0.16
Income (loss) from discontinued operations	$(0.04)	$(0.04)
Preferred stock dividends	$(0.20)	$(0.09)

Net income (loss) applicable to common shareholders	$(0.15)	$0.03

Weighted average shares outstanding	8,477,571	9,128,985
Fully diluted weighted average shares outstanding	8,477,571	9,338,570

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statement of Stockholders’ Equity

For the years ended December 31, 2005 and 2006

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholder’s Equity
	Shares	Amount
Balances, December 31, 2004	8,376,559	$838	$4,947,143	$(1,406,689)	$3,541,292
Sale of common stock for cash	120,510	13	294,082	—	294,095
Issuance of common stock for services	85,000	9	133,041	—	133,050
Conversation of senior debt to common stock	54,500	5	108,995	—	109,000
Deferred offering costs	—	—	(29,325)	—	(29,325)
Issuance of warrants for services	—	—	216,727	—	216,727
Conversion of preferred stock to common stock	20,000	2	49,998	—	50,000
Preferred stock dividend	—	—	—	(1,685,730)	(1,685,730)
Income for year ended, December 31, 2005	—	—	—	414,479	414,479

Balances, December 31, 2005	8,656,569	$867	$5,720,661	$(2,677,940)	$3,043,588
Sale of common stock for cash	254,677	25	663,037	—	663,062
Shares issued for GP interest of Denver Restaurant Concepts LP	50,000	5	249,995	—	250,000
Issuance of warrants for services	—	—	20,458	—	20,458
Conversation of senior debt to common stock	266,314	27	532,599	—	532,626
Deferred offering costs	—	—	(58,721)	—	(58,721)
Cashless warrants	44,017	4	(4)	—	—
Issuance of common stock for preferred stock offering costs	123,667	12	136,022	—	136,034
Conversion of preferred stock to common stock	3,089,864	309	7,724,351	—	7,724,660
Issuance of common stock for services	160,333	16	247,067	—	247,083
Preferred stock dividend	—	—	—	(878,843)	(878,843)
Income for year ended, December 31, 2006	—	—	—	1,115,676	1,115,676

Balances, December 31, 2006	12,645,441	$1,265	$15,235,465	$(2,441,107)	$12,795,623

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the years ended,

	December 31,
	2005	2006
Net income (loss)	$414,479	$1,115,676
Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services	133,050	267,541
Depreciation and amortization	1,059,601	1,118,650
Decrease in other receivables	185,560	29,775
(Increase) in inventory	(38,517)	(49,523)
Decrease (increase) in prepaid expenses	43,946	95,240
(Unrealized gain) on sale of marketable securities	—	(328)
(Gain) loss on sale of assets	2,749	(44,184)
Increase (decrease) in trade accounts payable	6,815	(17,113)
Increase in deferred revenue	29,750	11,476
Increase in deferred income taxes	—	200,000
Increase (decrease) in income taxes receivable/payable	95,215	—
Increase (decrease) in accrued expenses	(74,450)	(152,834)

Net cash provided by operating activities	1,858,198	2,574,376

Investing Activities
Investments	(308,701)	(249,276)
Purchase of fixed assets	(880,283)	(682,604)
Purchase of goodwill	—	(800,000)
Deposits	(38,815)	4,338
Investment in licenses	34,482	(256,820)
Proceeds from sale of assets	417,200	1,032,500

Net cash used by investing activities	(776,117)	(951,862)

Financing Activities Offering Costs	—	(41,995)
Cost of loan fee	—	(22,608)
Payments received on other receivables	607,052	99,555
Payment on capitalized lease	(150,355)	(166,246)
Proceeds from mortgage and notes payable	2,270,000	7,335,999
Payments on mortgage and notes payable	(2,995,379)	(6,095,000)
Loans to Related Party	—	(9,629)
Acquisition cash	—	71,086
Discontinued operations cash	—	(49,886)
Dividends paid on preferred stock	(1,501,730)	(742,809)
Redemption of preferred stock	—	(1,200,802)
Proceeds from preferred stock	219,839	—
Proceeds from capital contributions	386,820	663,062

Net cash provided (used) by financing activities	(1,163,753)	(159,273)

Net increase (decrease) in cash	(81,672)	1,463,241
Cash beginning of year	629,609	547,937

Cash end of year	$547,937	$2,011,178

Taxes paid in cash	$—	$—
Interest paid in cash	$1,047,071	$1,061,154

Supplemental disclosure of non-cash investing and financing activities:

During 2005 and 2006, the Company paid $133,050 and $267,541 for services in Common Stock

During 2005 and 2006, the Company converted $109,000 and $532,626 of convertible Senior Debt to Common Stock

During 2005 and 2006, the Company converted $50,000 and $7,724,660 of preferred stock to Common Stock

During 2006, the Company purchased a general partnership interest with $250,000 in Common Stock and note to the seller of $5,500,000

During 2006, the Company paid offering costs of $136,034 in Common Stock

During 2005 and 2006, the Company amortized $184,000 and $136,034 of preferred stock offering costs as preferred dividends

The accompanying notes are an integral part of the financial statements

VCG Holding Corp

Notes To Consolidated Financial Statements

For the years ended December 31, 2005 and 2006

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

The Company reincorporated as a Colorado corporation in December 1998. The Company in April 2002 came under new management and is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. The Company owns and operates eight nightclubs located in suburbs of Memphis, Tennessee (sold January 4, 2005); Indianapolis, Indiana; Denver, Colorado (four clubs); Phoenix, Arizona (sold January 15, 2007); Colorado Springs, Colorado; and, East St. Louis, Illinois.

On October 2, 2006, the Company purchased the operating assets and licenses of Consolidated Restaurants Limited, LLC. DBA Appaloosa Club. The purchase of these assets on October 2, 2006 for $1,400,000 was completed in a wholly owned subsidiary, VCG CO Springs, Inc. The Company also signed a long-term lease for the real estate.

On December 31, 2006 the Company acquired the one percent general partnership interest and a ninety-two percent limited partnership interest in Denver Restaurant Concepts, LP., a Colorado limited partnership (“DRC”), (which was valued at $6,200,000) for 50,000 shares of the Company’s common stock and promissory note of $5,500,000. DRC was majority owned (93%) by the CEO of the Company.

2)	Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries and Platinum of Illinois, Incorporated; Indy Restaurant Concepts, Inc., Tennessee Restaurant Concepts, Inc., VCG Real Estate Holding, Inc., Glendale Restaurant Concepts, LP, International Entertainment Consultants, Inc.; Epicurean Enterprises, LLC.; and VCG Restaurant Denver, Inc.; Glenarm Restaurant LLC, for all periods presented; VCG CO Springs, Inc. from the date of acquisition (October 2, 2006). Denver Restaurant Concepts, LP is included in the consolidated balance sheet only as acquired December 31, 2006. All significant inter-company balances and transactions are eliminated in the consolidation. The Company is reporting its consolidated operations under the guidance of ARB 51, as amended by FASB 94 for consolidated companies.

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

For the years ended December 31, 2005 and 2006

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

Other Receivables

The Company considers other receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If accounts become uncollectible, they will be charged to operations when that determination is made. During the year ended December 31, 2006 the Company took a charge to bad debt of $24,538.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company’s excess cash is deposited in liquid low-risk interest bearing accounts within high quality national financial institutions. At December 31, 2006 and 2005 and at various times during the years, the balance at both of the financial institutions exceeded the FDIC limits.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expense was $547,756 and $471,703 for the years ended December 31, 2005 and 2006, respectively.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and payable, and debt. The carrying values of cash and cash equivalents and accounts receivable and payable approximate fair value. The Company believes the fair values and the carrying value of the Company’s debt would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at December 31, 2005 and 2006.

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

Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company has elected to continue to account for its employee stock compensation plans under APB Opinion No. 25. As no options were issued during 2005 or 2006, SFAS No. 123R did not have any effect on the Company’s financial statements.

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

Licenses

The Company adopted the Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets” on April 30, 2002. Statement 141 requires

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, other Intangible Assets are no longer subject to amortization over its estimated useful life. Rather, Liquor and Entertainment Licenses as they have no estimated useful life will be subject to at least an annual assessment for impairment by applying a fair value base test. This is amendment and or clarification to the adoption of our accounting policy under of this statement did not have a material effect on the financial position or results of operations of the Company. We reallocated a portion of the Goodwill previously carried as Goodwill to Licenses ($500,000) effective fiscal December 31, 2006.

Impaired Assets

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective December 31, 2002 for the Company.

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

Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 replaces APB Opinion (“APB”) No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 will apply to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate, and also the guidance in APB No. 20 requiring justification of a change in accounting principle on the basis of preferability.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The adoption of the provisions of SFAS No. 154 did not have a material affect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share Based Payment,” (“SFAS No. 123 (R)”) which eliminates the use of APB Opinion No. 25 and will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward (the requisite service period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of director/employee share options; share grants and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (R) must be applied to all shares and options granted or modified after its effective date and also to recognize the cost associated with the portion of any share or option awards made before its effective date for with the associated service has not been rendered as of its effective date.

On April 14, 2005, the U.S. Securities and Exchange Commission announced that the effective date of SFAS No. 123(R) is deferred for calendar year companies until the beginning of 2006.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Fin No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. The adoption of FIN No. 47 did not have a material impact on the Company’s financial statements.

SFAS 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Management does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

SFAS 157, “Fair Value Measurements”, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. Management has not evaluated the impact of this statement.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6 (“EITF No. 05-6”), “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” EITF No. 05-6 clarifies that the amortization period for leasehold improvements acquired in a business combination or placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals that are reasonably assured of exercise at the time of the acquisition. EITF No. 05-6 is to be applied prospectively to leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Fin No. 48 is effective for fiscal years beginning after December 15, 2005. Management does not expect adoption of FIN No. 48 to have a material impact on the Company’s financial statements.

In February 2007, SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” was issued.

This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

SFAS 158 “Employers” Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not maintain a defined benefit pension plan and offers no other post retirement benefits.

3)	Restatement of December 31, 2005 Consolidated Financial Statements

The consolidated statement of operations for the year ended December 31, 2005 as presented herein have been restated from those previously presented in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 to account for the discontinued operations in Phoenix, Arizona.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

The following sets forth summarized consolidated statement of operations information on the effects of the restatements:

Year ended December 31, 2005	As previously reported	Reclassification Discontinued Operations of (Epicurean Ent)	As presented herein
Revenues
Sales of Alcoholic beverages	$7,108,290	$(982,377)	$6,125,913
Sales of food and merchandise	1,279,156	(164,765)	1,114,391
Service revenue	3,965,572	(420,523)	3,545,049
Other	4,643,635	425,165	5,068,800

Total Revenue	16,996,653	(1,142,500)	15,854,153

Operating Expenses
Cost of goods sold	2,393,437	(376,685)	2,016,752
Salaries and wages	6,028,694	(495,947)	5,532,747
Other general and administrative
Taxes and permits	323,513	(78,406)	245,107
Charge card and bank fees	240,914	(21,666)	219,248
Rent	865,633	(594)	865,039
Legal and professional	581,670	(4,681)	576,989
Advertising and marketing	693,729	(145,973)	547,755
Other	3,259,999	(368,556)	2,891,443
Depreciation & amortization	856,439	(216,484)	639,955

Total Operating Expenses	15,244,028	(1,414,056)	13,829,972

Income from operations	1,752,625	271,556	2,024,181

Other income (expenses)
Interest expense	(1,347,951)	—	(1,347,951)
Interest income	68,534	—	68,534
Gain on sale of assets	(1,449)	2,749	1,300
Gain on sale of marketable securities	1,265	—	1,265

Total Other Income (Expenses)	(1,279,601)	2,749	(1,276,852)

Net income from continuing operations

Operations before income taxes	473,024	274,305	747,329

Income tax expense—current	—	—	—
Income tax expense—deferred	—	—	—

Total income taxes	—	—	—

Minority interest	(28,969)	—	(28,969)

Discontinued operations
Loss from operations of discontinued	(29,576)	(274,305)	(303,881)
Income tax	—	—	—

(Loss) from discontinued operations	(29,576)	(274,305)	(303,881)

Net income (loss)	414,479	—	414,479
Preferred stock dividend	(1,685,730)	—	(1,685,730)

Net (loss) applicable to common shareholders	(1,271,251)	$—	(1,271,251)

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

4)	Acquisitions

On December 31, 2006 VCG purchased the general partnership interest of Denver Restaurants Concepts, LP. (“DRC”) in consideration for the issuance of 50,000 shares of the Company’s restricted common stock from Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of the Company, valued at $250,000 ($5.00 per share). In addition VCG purchased 92 percent limited partnership interest in DRC for $5,500,000 on a promissory note from an affiliate of Mr. Lowrie. The Board of Directors are reviewing the valuations and will determine if the price for the sale will be adjusted. The purchase price and adjustments to the historical book values of Denver Restaurants Concepts, LP. are as follows:

Book value of cash and other current assets	$100,224
Book value of inventory acquired	26,524
Book value of property and equipment	349,089
Less, liabilities assumed	(120,259)
Book value of goodwill	90,484
Book value of licenses	4,629

Book value	$450,691
Minority interest liability	(31,548)
Excess costs over book value assigned to goodwill	5,130,857
Excess costs over book value assigned to licenses	200,000

Purchase price	$5,750,000

The total amount allocated to licenses not amortized for tax purposes is $204,629

The total amount of goodwill amortizable for tax purposes over fifteen years is $5,221,341.

On October 2, 2007, the Company acquired assets of Consolidated Restaurants Limited, LLC. a Colorado Limited Liability Company. The acquisition of Consolidated Restaurants Limited, LLC. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as VCG CO Springs, Inc. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was $1,400,000

All of the assets acquired were purchased by a wholly owned subsidiary of the Company, VCG CO Springs and operates PT’s ShowClub Colorado Springs, Colorado. The purchase price was allocated as follows:

Fair value of other current assets	$24,379
Fair value of inventory acquired	17,054
Fair values of property and equipment	357,572
Fair values of other assets	995
Excess cost over fair values assigned to goodwill	800,000
Excess cost over fair values assigned to licenses	200,000

Purchase price	$1,400,000

The total amount of goodwill amortizable for tax purposes over fifteen years is $800,000.

The total amount of licenses for tax purposes would not be amortized and is $200,000.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

5)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	2005	2006
Land	$556,225	$556,225
Buildings	7,608,793	7,614,133
Leasehold Improvements	4,372,997	3,417,645
Equipment	2,346,659	1,518,655
Signs	152,956	185,957
Furniture and fixtures	705,653	740,383

	$15,743,283	$14,032,998

Depreciation expense was $567,314 and $611,055 for the years ended December 31, 2005 and 2006 respectively.

6)	Incorporation and Change in Tax Status

Effective January 1, 2004 Epicurean Enterprises, LLC. (“EEL”) became a non-entity for income tax purposes. EEL was taxed as a partnership due to an election made to be taxed as a partnership on its original income tax return. When VCG became the sole owner EEL no longer was eligible to be taxed as a partnership and became a non-entity. Under the regulations all of the operations and tax attributes are included on the VCG income tax return as if it were a division.

7)	Discontinued Operations

In January 2007 VCG sold the assets of EEL and transferred some of the building improvements presently attached or are part of the building into VCGRE. The board had elected to sell the operations and rent the building on a twenty year lease.

The terms of the sale are $200,000 cash and 330,000 shares of VCG stock that was held by an unrelated third party for a total sales price of $2,570,000.

Major Classes of Assets and Liabilities of the Disposed Component:

Assets and liabilities to be disposed of comprise the following at December 31, 2006:

Cash	$49,886
Inventory	35,799
Other current assets	5,187
License fees	195,838
Property and equipment, net	2,304,358

$2,591,068

Short-term debt	$99,144

$99,144

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

8)	Lease Commitments

The Company has three capital lease obligations, which is included in property in St. Louis and equipment in Indianapolis and Denver, and is summarized as follows:

	2005	2006
Equipment	$181,951	$144,751
Land	100,000	100,000
Building	1,321,628	1,321,628
Less accumulated depreciation	(171,287)	(219,434)

	$1,432,292	$1,346,945

The St Louis capital lease requires a monthly payment of $15,000 including effective interest of 6.697% per annum through April 2007.

The Indianapolis capital lease requires a monthly payment of $1,010, including effective interest rate of 12.085% per annum through August 2010.

The Denver capital lease requires a final payment of $6,191 including effective interest of 15.491% per annum in January 2007.

Operating Leases

During 2004, the Company entered into two five-year leases for club space with unrelated companies and one five year lease with a related party. These leases contain multiple five-year renewal options one at the then prevailing lease rate and the other two at rates slightly higher than the previous rate. Rent expense was $865,633 and $1,087,312 for the years ended December 31, 2005 and 2006, respectively. Minimum future payments under these leases are as follows:

Future minimum lease payments under operating and capital leases at December 31, as follows:

Years Ending December 31:	Operating Leases		Capital Lease Obligation
2007	$1,169,262		$978,315
2008	1,171,010		12,123
2009	1,178,342		12,123
2010	1,046,500		8,037
2011	1,032,000		—
Thereafter	21,640,500		—

	27,237,614		1,010,598
Less: amount representing interest	—		32,479

Present value of future minimum lease payment	$27,237,614	(a)	978,119

Less: current maturities			949,664

Long-term capital lease obligation			$28,455

(a)	Includes a related party commitments of $9,816,000.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

9)	Long-term debt

	2005	2006
Long-term debt consists of the following:
6% mortgage loan from a bank, secured by real estate in Indianapolis, Indiana. Payable at $16,053 per month including interest, due July, 2013. After the third year the interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the near eighth of a percent. Guaranteed by the chairman of the Company	$1,164,451	$—
8% mortgage loan from a Company, secured by real estate in Phoenix, Arizona. Payable at $22,949 per month including interest, due June, 2018. After the fifth year the interest rate is adjustable to 4 percent over the ten year treasury rate or twelve percent which ever is less.	2,153,040	2,046,025
7.5% note from a bank, secured by the general assets of the Company. Payable at $3,355 per month including interest, due August 2008. Guaranteed by the Chairman	97,218	—
7.5% line of credit from a Company, secured by real estate in Phoenix, Arizona. Payable at $10,258 per month interest only, due July, 2005 extended to June 2011. The line is $1,200,000. Guaranteed by the chairman of the Company	700,000	486,519
5.0% line of credit from a Bank, secured by the general assets of the Company, payable monthly interest only, due March, 2006. Interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate. The line is $850,000. Guaranteed by the chairman of the Company	848,891	—
6.5% loan a bank, secured by general assets of VCG Denver Restaurant, Inc., payable at $10,732 per month including interest, due December 2013. Guaranteed by the Chairman.	815,963	—
6.846% loan a bank, secured by general assets of Glenarm Restaurant, payable at $15,018 per month including interest (at Prime plus 2%), due October 2011. Guaranteed by the Chairman.	864,679	739,795
7.5% Note to a partnership controlled by the Chairman, payable upon demand.	230,000	—
12% Convertible Notes to various investors secured by general assets of Glenarm Restaurants Due in November 2006, interest payable monthly (note 10)	784,248	—
8.5% Note to a partnership controlled by the Chairman, secured by general assets of Glendale Restaurants payable $49,595 monthly including interest note was amended on June 1, 2006 due June 1, 2016	4,000,000	3,870,154
7.0% Note to a bank, secured by a certificate of deposit, payable $5,955 per month including interest, due January 2008	300,000	283,032
8.25% Note to a partnership controlled by the Chairman, payable due January 2007 including interest.	600,000	—
6.75% Note to a bank, secured by the fixtures of Glendale Restaurants payable $3,943 per month including interest due April 2010.	176,982	140,458
8.25% Note to a bank, secured by cash assets owned by a partnership controlled by the Chairman, payable $9,452 per month including interest due December 2008.	300,000	—

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

	2005	2006
7.75% Note to a bank, secured by cash assets owned by a partnership controlled by the Chairman, payable $15,636 per month including interest due November 2008.	462,538	—
1% over prime mortgage loan from a bank, secured by real estate in Indianapolis, Indiana. Payable at $13,869 per month including interest, due July, 2011. The interest rate is adjustable to 1 percent over the Wall Street Journal Prime Rate rounded to the near eighth of a percent on a monthly basis. Guaranteed by the chairman of the Company	—	$1,495,756
8.5% Note to a bank, secured by cash assets owned by a partnership controlled by the Chairman, payable $36,156 per month including interest due May 2010.	—	2,788,350
9.0% Note to a bank, secured by cash assets owned by a partnership controlled by the Chairman, payable $7,612 per month including interest due April 2010.	—	581,700
8.5% Note to a partnership controlled by the Chairman, secured by general assets of Denver Restaurants payable $68,192 monthly including interest note due December 31, 2016	—	5,500,000
9.25% Note to a bank, secured by the fixtures of VCG CO Springs payable $11,390 per month including interest, (at prime +1%), due October 2013.	—	681,849
10% Note to a Limited Liability Company unsecured payable interest only $2,833 per month due October 2007	—	400,000

Total	$13,498,010	$19,013,638
Current portion long-term debt	5,196,928	1,811,533

Long-term debt	$8,301,082	$17,202,105

The following are the maturities of the long-term:

2007	$1,811,533
2008	3,516,159
2009	1,474,507
2011	3,818,866
2011	2,624,782
Thereafter	5,767,791

$19,013,638

10)	Convertible Notes Payable & Line of Credit

The Company obtained an open line of credit from CityWide Bank for $1,600,000 renewable annually. The interest rate is 2% over prime and currently is 8.75%. The loan is secured by cash assets owned by an affiliate of the Troy H. Lowrie CEO. The Company has not used the line of credit as of December 31, 2006.

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

For the years ended December 31, 2005 and 2006

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

As an additional consideration to the investors in the private placement, upon the purchase of the Company’s securities, Glenarm has granted a security interest in all of its assets to the investors in the private placement pursuant to a security agreement with such investors. The Company guaranteed Glenarm’s obligations pursuant to VCG’s guarantee agreement with such investors. The Warrants are valued at $87,500 and have been reflected as additional paid-in capital and will be amortized over two years. The discount on the notes represents a current charge to interest expense of $812,500 as debt issuance costs and have been reflected as additional paid-in capital. In addition, we issued 5-year financial advisor’s warrants to individuals in the private placement to purchase an aggregate amount of 200,000 shares of our common stock, with an exercise price of $2.50 per share. The calculated value of these warrants was $216,727 that is being amortized over the life of the contract and the amortized amount for the year ended December 31, 2006 and 2005 was $81,272 and $135,455 respectfully. During 2005 $750,000 of the notes began amortizing at one/twenty-first per month plus a two percent premium of the unpaid balance and the remaining balance at December 31, 2006 and 2005 were $0 and $784,248 respectively. Part of the reduction of the outstanding balance of the convertible subordinated notes was the conversion of $532,626 and $109,000 into 266,314 shares and 54,500 shares of common stock for the year ended December 31, 2006 and 2005 respectively.

11)	Income Taxes

A reconciliation of the Company’s effective income tax rate and the United States statutory rate is as follows:

	2005	2006
United States statutory rate	34.00%	34.00%
State income taxes, net of Federal income tax benefit	2.55	2.55
Utilization of net operating loss	—	(7.89)
Reduction by valuation allowance	(36.55)	—
Tax credits	—	(10.76)
Book to tax differences	—	—

	-0-%	17.90

The provisions for income taxes from continuing operations consist of the following components:

	2005	2006
Current tax expense	$—	$—
Deferred tax expense	—	320,000
Other credits	—	120,000

	$—	$200,000

At December 31, 2005 and 2006, the Company had a net operating tax loss carry forwards of approximately $2,689,000 and $2,312,000 of which $116,000 expires in 2025 and $2,196,000 expires in 2024. Additionally, the Company had carried back $591,749 from 2004 to Federal and State income taxes generating $280,664 in

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

income tax refunds. The Company has unused tax credits of $122,050. In addition the Company has a capital loss carry forward of approximately $1,400,000.

Differences between the books and tax net operating loss carry forward consists primarily of the valuation and stock issued in connection with notes payable convertible, amortization of goodwill and depreciation methods. The loss carry forward will expire as follows:

At December 31, 2005 and 2006, total deferred tax assets, liabilities and valuation allowance are as follows:

Deferred tax assets resulting from:

	2005	2006
Net operating loss carry forwards	$1,395,000	855,000
Amortization of Goodwill	(476,000)	(864,000)
Depreciation	(621,000)	(191,000)

Total	298,000	(200,000)
Less valuation allowance	(298,000)	—

	$—	$200,000

A 100% valuation has been established against the deferred tax assets, as utilization of the loss carry forwards and realization of other deferred tax assets cannot be reasonably assured.

12)	Due to/from Related Parties

Lowrie Management LLLP Advances

During the year the Company has received advances from Lowrie Management LLLP. These advances were used for various cash flow needs. The board agreed to pay interest on the balances owed and the balances due are $230,000 at December 31, 2005, this amount is included in the long-term debt schedule. There were no advances owing at December 31, 2006. Interest of $11,317 was accrued but unpaid at December 31, 2005 with all interest on advances paid in full at December 31, 2006.

13)	Redeemable Preferred Stock

During the years ended December 31, 2005 and 2006 the Company issued a total of 947,000 shares of its Series A Preferred Stock at $10.00 per share, or an aggregate of $9,470,000, before offering costs before offering cost of $207,381. The balance of shares outstanding at December 31, 2005 and 2006 are 892,546 and 32,500 respectively. The Company had 277,000 shares at $10.00 per share “put’ to them for redemption during 2005. 54,454 shares were redeemed in 2005 and 87,580 shares in 2006. The remaining 32,500 shares were converted to common stock in January 2007.

The Series A Preferred Stock has a dividend rate of 10% per annum until September 24, 2006. The Board of Directors has elected to pay no dividend effective November 24, 2006.

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

For the years ended December 31, 2005 and 2006

The Company incurred aggregate offering costs of $207,381 in the issuance of the 947,000 shares of Series A preferred Stock. Those costs are being amortized as an addition to the preferred stock dividend over the one year period to the earliest date that the Series A Preferred Stock can be redeemed.

14)	Stockholders’ Equity

Description of Securities

Authorized capital stock consists of 50,000,000 shares of common stock, $.0001 value per share, and 1,000,000 shares of preferred stock, $.0001 value per share. As of December 30, 2005 and 2006, 8,656,569 shares and 12,645,411 shares of common stock were outstanding, and 892,546 shares and 32,500 shares of preferred stock were outstanding.

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

Preferred Stock

The Board of Directors, without further action by the shareholders, is authorized to issue up to 1,000,000 shares of preferred stock in one or more series. The board may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. Because of its broad discretion with respect to the creation and issuance of preferred stock without shareholder approval, the Board could adversely affect the voting power of the holders of our common stock and, by issuing shares of preferred stock with certain voting, conversion and/or redemption rights, could delay, defer or prevent an attempt to obtain control of the Company. The board has authorized the sale of 1,000,000 shares of Class A Preferred. At December 31, 2005 and 2006 the Company had outstanding 892,546 and 32,500 shares of Series A Preferred Stock which are classified as redeemable preferred stock (see Note 13).

Stock Option and Stock Bonus Plans

The Board adopted the 2002 Stock Option and Stock Bonus Plan as of April 23, 2002 and it was approved by our shareholders on July 22, 2002. On June 23, 2003, the Board adopted the 2003 Stock Option and Stock Bonus Plan. The Board adopted the 2004 Stock Option and Appreciation Rights Plan as of December 2004 and it was approved by the shareholders on July 29, 2005. Under the Plans, the Company may grant to designated employees, officers, directors, advisors and independent contractors incentive stock options, nonqualified stock options and stock. By encouraging stock ownership, we seek to motivate Plan participants by allowing them an opportunity to benefit from any increased value of the Company which their individual effort, initiative, and skill help produce. As of December 31, 2005 stock bonuses of 549,860 shares had been issued under the 2002 Plan, 224,290 shares issued under the 2003 Plan, and no shares have been issued under the 2004 Plan. Up to 700,000, 250,000, and 1,000,000 shares of common stock are authorized for issuance under the 2002 Plan, the 2003 Plan and the 2004 Plan, respectively.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

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

15)	Segment Accounting

The following information is presented in accordance with SFAS No 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in adult nightclubs and the management of adult

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

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

The following table sets forth certain information about each segment’s financial information for the years ended December 31, 2005 and 2006:

	December 31,
	2005	2006
	As Restated
Business segment sales:
Night clubs	$13,380,479	$13,447,260
Management	2,945,170	2,667,321

	$15,854,153	$16,114,581

Business segment operating income
Night clubs	$2,007,601	$3,206,415
Management	16,580	70,318

	$2,024,181	$3,276,733

Business segment assets
Night clubs	$27,163,817	$34,314,212
Management	695,248	765,486

	$27,859,065	$35,079,698

Business segment liabilities
Night clubs	$15,327,975	$21,212,035
Management	562,040	547,040

	$15,890,015	$21,759,075

16)	Stock Warrants

The following is a summary of stock warrant activity:

	Exercise Price	Number of Shares	Shares Issued 2006	Remaining Shares 2006
Warrants issued in 2004	$3.00	156,250	8,750	147,500
Warrants issued in 2004	$4.00	156,250	5,625	150,625
Warrants issued in 2004	$2.00	112,500	62,279	50,221
Warrants issued in 2004	$2.50	200,000	94,964	105,036
Warrants issued in 2006	$2.50	250,000		250,000
Warrants issued in 2006	$3.00	250,000		250,000

Exercisable at December 31, 2005		1,125,000	171,618	953,382

(Weighted average remaining life 2.9 years) (weighted average exercise price $2.84)

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

17)	Subsequent Events

The following are subsequent event transactions:

Purchase of Illinois Restaurant Concepts (IRC)

Purchase of the general partnership interest and a majority of the limited partnership interest in Illinois Restaurant Concepts, LP dba “The Penthouse Club St. Louis” located in East St. Louis, Illinois. VCG purchased the general partnership interest (1%) from Illinois Acquisitions, Inc. (IAI) for 50,000 shares of restricted common stock. IAI is wholly owned by VCG’s CEO and Chairman Troy H. Lowrie. The purchase of a 87% limited partnership interest for a $4,200,000 ten year promissory note at 8.5% payable to Lowrie Management LLLP (controlled by Mr. Lowrie) and a 2% limited Partnership interest for $90, 000 in cash from Michael Ocello Product of VC6. The agreement contains other terms and provisions which are customary for the purchase agreement of a partnership interest from related parties and the final price and terms are subject to the completion of independent appraisal of value, fairness opinion, the board of director review of final documents and the transfer of the liquor license being completed. The transaction was completed, March 21, 2007 the final Liquor License was approved, and effective March 1, 2007. The Company has a 10 year lease with three 5 year extension options from an unrelated third Party.

Purchase of MRC, LP

Purchase of the general partnership interest and a majority of the limited partnership interest in MRC, LP dba “PT Sports Cabaret St. Louis” located in East St. Louis, Illinois. VCG purchased the general partnership interest (1%) from Illinois Acquisitions, Inc. (IAI) for 50,000 shares of restricted common stock. IAI is wholly owned by VCG’s CEO and Chairman Troy H. Lowrie. The purchase of a 99% limited partnership interest is for a $3,200,000 promissory note at 8.5% payable to Lowrie Management LLLP (controlled by Mr. Lowrie). The agreement contains other terms and provisions which are customary for the purchase agreement of a partnership interest from related parties and the final price and terms are subject to the completion of independent appraisal of value, fairness opinion, the board of director review of final documents and the transfer of the liquor license being completed. The transaction was completed, March 21, 2007 the final Liquor License was approved, and effective by March 1, 2007. The Company has a 10 year lease with three 5 year extension options from an unrelated third Party.

Purchase of RCC LP

Purchase of the general partnership interest and a majority of the limited partnership interest in RCC LP located in East St. Louis, Illinois. VCG purchased the general partnership interest (1%) from Illinois Acquisitions, Inc. (IAI) for 50,000 shares of restricted common stock. IAI is wholly owned by VCG’s CEO and Chairman Troy H. Lowrie. The purchase of a 61% limited partnership interest is for $800,000 in cash from Lowrie Management LLLP (controlled by Mr. Lowrie), a 6% limited Partnership interest for $84,000 cash from Michael Ocello Product of VC6, and a 20% limited Partnership Option for 38,235 shares of common stock. The agreement contains other terms and provisions which are customary for the purchase agreement of a partnership interest from related parties and the final price and terms are subject to the completion of independent appraisal of value, fairness opinion, the board of director review of final documents and the transfer of the liquor license being completed. The transaction was completed and effective January 31, 2007. The Company has a 10 year lease with three 5 year extension options from an unrelated third Party.

Purchase of Kentucky Restaurant Concepts

VCG, on January 2, 2007, signed a letter of intent to purchase a corporate entity that owns and operates the Louisville, Kentucky night club know as PT’s Showclub and purchase the limited partnership that holds the

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

management contract on the operations of the club. VCG entered into an agreement for the purchase of 100% of the common stock of Kentucky Restaurant Concepts, Inc. that holds the licenses and operates the nightclub. Kentucky Restaurant Concepts, Inc. is owned by VCG’s CEO and Chairman Troy H. Lowrie. VCG will purchase the interest for $300,000 in cash. Additionally, Kentucky Restaurant Concepts, Inc. is the general partner of Restaurant Concepts of Kentucky LP that owns the management contract on the operations of the club. VCG will purchase the entire limited partnership for 800,000 shares of restricted common stock. The foregoing estimate is subject to change pending the completion of the due diligence review. The agreement contains other terms and provisions which are customary for the purchase agreement of a partnership interest from related parties and the final price and terms are subject to the completion of independent appraisal of value, fairness opinion, the board of director review of final documents and the transfer of the liquor license being completed. It is anticipated the transaction will be completed and effective by January 2007. The sale of the corporation was completed on January 23, 2007 and effective on January 1, 2007. The Company has a twenty year lease with Lowrie Management an affiliate of Troy Lowrie CEO of VCG.

Purchase of Cardinal Management LP

Purchase of the general partnership interest and a majority of the limited partnership interest in Cardinal Management LP located in East St. Louis, Illinois. VCG purchased the general partnership interest (1%) from Illinois Acquisitions, Inc. (IAI) for 50,000 shares of restricted common stock. IAI is wholly owned by VCG’s CEO and Chairman Troy H. Lowrie. The purchase of a 56.5% limited partnership interest is for $300,000 in cash from Lowrie Management LLLP (controlled by Mr. Lowrie). The agreement contains other terms and provisions which are customary for the purchase agreement of a partnership interest from related parties and the final price and terms are subject to the completion of independent appraisal of value, fairness opinion, the board of director review of final documents and the transfer of the liquor license being completed. It is anticipated the transaction was completed March 2, 2007 the liquor license was approved, and effective February 28, 2007. The Company has a 10 year lease with three 5 year extension options from an unrelated third party.

Sale of Epicurean Enterprises, LLC

VCG, on January 15, 2007, signed an agreement to sell the membership interest in Epicurean Enterprises, LLC. dba Penthouse Phoenix (EEI). The sale was approved by the board of directors on January 10, 2007 and VCG completed the transaction as of January 15, 2007. The terms of the agreement include the sale of the membership interest (100%) for $200,000 in cash and 300,000 shares of common stock in VCG. The purchaser is an independent third party who owned shares in VCG. The value of the VCG shares on January 15, 2007 was $7.90 per share making the total sales price $2,570,000. In addition to the sale of the club, VCG Real Estate Holding, Inc. (wholly owned subsidiary of VCG) entered in a lease agreement with the purchaser of EEI for the property that the club operates. The lease is five years, with five year options. The lease is guaranteed personally by the purchaser of EEI and began January 15, 2007. (see note 6)

Sale of 3,000,000 New Shares of Common Stock

On February 2, 2007, VCG completed a private placement of 3,000,000 share of common stock from its treasury priced at $7.10 to major institutional investors for gross proceeds of $21,300,000.

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

18)	Unaudited Pro Forma Financial Information

VCG Holding Corp.

Pro Forma Statements of Income

For the year ended December 31, 2006

	As Reported	Consolidated Restaurant Limited	Denver Restaurant Concepts, LP	Pro Forma Adjustments	Pro Forma
Revenues
Sales of Alcoholic beverages	$6,849,528	$649,910	$1,943,423		$9,442,861
Sales of food and merchandise	945,340	66,079	89,960		1,101,379
Service revenue	3,618,038	311,900	922,522		4,852,460
Management fees and other income	4,701,675	23,760	201,551	(466,863)	4,460,123

Total Revenue	16,114,581	1,051,649	3,157,456		19,856,823

Operating Expenses
Cost of goods sold	2,259,896	228,061	379,125		2,867,082
Salaries and wages	4,730,095	283,773	660,730	(399,299)	5,275,299
Other general and administrative Taxes and permits	347,531	40,191	42,714		430,436
Charge card and bank fees	228,765	11,267	18,241		258,273
Rent	832,240	101,564	194,400		1,128,204
Legal and professional	403,220	11,623	50,817	(23,452)	442,208
Advertising and marketing	471,703	63,549	88,229		623,481
Other	2,899,999	186,810	484,156	(44,112)	3,526,853
Depreciation & amortization	664,399	22,950	53,344		740,693

Total Operating Expenses	12,837,848	949,788	1,971,756		15,292,529

Income (loss) from operations	3,276,733	101,861	1,185,700		4,564,294

Other income (expenses)
Interest expense	(1,494,658)	(17,639)	—	(512,500)	(2,024,797)
Interest income	17,638	—	395		18,033
Gain on sale of assets	44,184	—	—		44,184
Gain on sale of marketable securities	328	—	—		328
Bad debt on uncollectable note receivable	(24,538)	—	—		(24,538)

Total Other Income (Expenses)	(1,457,046)	(17,639)	395		(1,986,790)

Income (loss) from continuing operations before income taxes	1,819,687	—	1,186,095		2,577,504

Income tax expense - current	—	—	—		—
Income tax expense - deferred	200,000	—	—		200,000

Total income taxes	200,000	—	—		200,000

Minority interest	(99,324)	—	—	(83,027)	(182,351)

Income (loss) from continuing operations	1,520,363	—	1,186,095		2,195,153
Discontinued operations
Loss from operations of discontinued components	(404,687)	—	—		(404,687)
Income tax	—	—	—		—

Loss from discontinued operations	(404,687)	—	—		(404,687)

Net income (loss)	1,115,676	84,222	1,186,095		1,790,465

Preferred stock dividends	(878,843)	—	—		(878,843)

Net income (loss) applicable to common shareholders	$236,833	84,222	1,186,095		$911,622

Income (loss) from continuing operations	$0.17				$0.24
Income (loss) from discontinued operations	$(0.04)				$(0.04)
Preferred stock dividends	$(0.10)				$(0.10)

Net Income (loss) applicable to common shareholders	$0.03				$0.10

Weighted average shares outstanding	9,128,985				9,128,985

VCG Holding Corp

Notes To Consolidated Financial Statements (Continued)

For the years ended December 31, 2005 and 2006

18)	Unaudited Pro Forma Financial Information (Continued)

VCG Holding Corp.

Pro Forma Statements of Income

For the year ended December 31, 2005

	As Reported	Consolidated Restaurant Limited	Denver Restaurant Concepts, LP	Pro Forma Adjustments	Pro Forma
Revenues
Sales of Alcoholic beverages	$6,125,913	$673,888	$1,731,046		$8,530,847
Sales of food and merchandise	1,114,391	71,046	54,369		1,239,806
Service revenue	3,545,049	260,869	940,496		4,746,414
Management fees and other income	5,068,800	41,989	184,662	(471,766)	4,823,685

Total Revenue	15,854,153	1,047,792	2,910,573		19,340,752

Operating Expenses
Cost of goods sold	2,016,753	276,628	316,171		2,609,552
Salaries and wages	5,827,683	262,513	643,531	(416,844)	6,316,883
Other general and administrative Taxes and permits	245,107	55,633	42,793		343,533
Charge card and bank fees	219,249	7,344	14,269		240,862
Rent	865,039	122,327	191,400		1,178,766
Legal and professional	576,789	63,639	35,940	(24,191)	652,377
Advertising and marketing	547,756	70,780	125,539		744,075
Other	2,891,441	240,609	461,922	(30,731)	3,563,241
Depreciation & amortization	639,955	27,830	43,741		711,529

Total Operating Expenses	13,829,972	1,127,303	1,875,306		16,360,815

Income (loss) from operations	2,024,181	(79,511)	1,035,267		2,979,937

Other income (expenses)
Interest expense	(1,347,951)	(23,608)	—	(512,500)	(1,884,059)
Interest income	68,534	—	290		68,824
Gain on sale of assets	1,300	—	—		1,300
Gain on sale of marketable securities	1,265	—	—		1,265
Bad debt on uncollectable note receivable	—	—	—		—

Total Other Income (Expenses)	(1,276,852)	(23,608)	290		(1,816,670)

Income (loss) from continuing operations before income taxes	747,329	—	1,035,557		1,167,267

Income tax expense - current	—	—	—		—
Income tax expense - deferred	—	—	—		—

Total income taxes	—	—	—		—

Minority interest	(28,969)	—	—	(72,489)	(101,458)

Income (loss) from continuing operations	718,360	—	1,035,557		1,065,809
Discontinued operations
Loss from operations of discontinued components	(303,881)	—	—		(303,881)
Income tax	—	—	—		—

Loss from discontinued operations	(303,881)	—	—		(303,881)

Net income (loss)	414,479	(103,119)	1,035,557		761,928

Preferred stock dividends	(1,685,730)	—	—		(1,685,730)

Net income (loss) applicable to common shareholders	$(1,271,251)	$(103,119)	$1,035,557		$(923,802)

Income (loss) from continuing operations	$0.09				$0.13
Income (loss) from discontinued operations	$(0.04)				$(0.04)
Preferred stock dividends	$(0.20)				$(0.20)

Net income (loss) applicable to common shareholders	$(0.15)				$(0.11)

Weighted average shares outstanding	8,477,571				8,477,571

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

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

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth certain information about our directors and executive officers presented as of December 31, 2006.

Name	Age	Position
Troy H. Lowrie, (7)	41	Chairman of the Board and Chief Executive Officer
Micheal L. Ocello, (7)	47	Director and President
Donald W. Prosser, (7)	55	Chief Financial , Accounting Officer and Treasurer
Mary E. Bowles-Cook	53	Secretary
Robert J. McGraw, Jr.(1),(3),(4)	52	Director
Rand E. Kruger (1),(2),(3),(4)	56	Director
Allan S. Rubin (2),(3),(4)	40	Director
Edward M. Bearman (2),(4),(5)	42	Director
Martin A. Grusin (1),(4),(6)	62	Director

(1)	Member of the Audit Committee
(2)	Member of the Nominating Committee
(3)	Member of the Compensation Committee
(4)	Independent Director
(5)	Appointed to the Board on February 24, 2004
(6)	Appointed to the Board on July 29, 2005
(7)	Member of the Executive Committee

Our directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Our officers serve at the pleasure of the Board of Directors until their resignation, termination or death. There are no family relationships among any of our executive officers or directors. Before our 2007 annual meeting, our directors were elected to hold office until the next annual meeting of shareholders or until their respective successors had been elected and qualified. At the April 2007 board meeting, our board of directors will vote to amend our bylaws to divide the directors into three classes, one of which includes three directors and two of which include two directors. If approved, starting with our 2008 annual meeting of our shareholders, the director nominees in each class up for election will be elected for three years and serve for such term until re-elected or the election and qualification of their successors. However, in the election of directors at our 2007 annual meeting and in order to create a staggered board, two directors will be elected for a term of one year to serve until our 2008 annual meeting of shareholders or until their respective successors have been elected and qualified, two directors will be elected for a term of two years to serve until our 2009 annual meeting of shareholders or until their respective successors have been elected and qualified, and three directors will be elected for a term of three years to serve until our 2010 annual meeting of shareholders or until their respective successors have been elected and qualified.

Set forth below are descriptions of the backgrounds of our executive officers and directors and their principal occupations for the past five years:

Troy H. Lowrie has been Chairman of the Board of the Directors since April 2002 and Chief Executive Officer since November 2002. Mr. Lowrie has been President of Lowrie Investment Management Inc., the general partner of Lowrie Management, LLLP, a Colorado limited liability limited partnership, which owns and operates adult entertainment nightclubs, since 1996. Mr. Lowrie had been an owner and President of

International Entertainment Consultants, Inc., a company engaged in the business of managing adult entertainment nightclubs (IEC), from 1982 to October 2003, when it was acquired by VCG Holding. Mr. Lowrie has served as president of two other publicly traded companies: from 1992 to 1996, Western Country Clubs, Inc., a public company specializing in large country and western bars with live music; and from 1996 to 1998, New Millennium Media, Inc., a public company which sells rotating print advertising equipment and full movement video billboards. Mr. Lowrie has a M.A. in Finance from the University of Denver (1988) and a B.A. in Business from Fort Lewis College (1986).

Micheal L. Ocello has been our director and President since April 2002. Mr. Ocello has been employed by IEC since 1982 and is currently President and National Director of Operations. Mr. Ocello attended the United States Military Academy at West Point from 1979 to 1981 and attended the University of Missouri, Kansas City from 1977 to 1978.

Donald W. Prosser, CPA has been our Chief Financial Officer since November 2002 and treasurer since 2003. Mr. Prosser was an owner and operator of a nightclub in Denver, Colorado from 1994 to 1999, when that nightclub was sold to VCG Holding. Mr. Prosser has served as CFO and director of three other publicly traded companies: from 1997 to 1999, Chartwell International, Inc., a publisher of high school athletic information and recruiting services; from 1999 to 2000, Anything Internet Corporation, a computer equipment and internet services provider; and from 2001 to 2002, NetCommerce, Inc., an Internet services provider. Mr. Prosser has a M.A. in Taxation (1975) and a B.A. in Accounting and History from Western State College of Colorado (1973). Mr. Prosser currently is licensed as a Certified Public Accountant in the State of Colorado.

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

Rand E. Kruger has been a director of VCG since November 2002. Mr. Kruger is a founding and managing partner of the law firm Kruger, Schwartz & Morreau in Louisville, Kentucky, established in 1989. His primary areas of practice include commercial real estate and business transactions. Mr. Kruger has a B.A. in Public Affairs from The George Washington University (1972) and a Juris Doctor degree from the University of Louisville (1975).

Allan S. Rubin has been a director of VCG since November 2002. Mr. Rubin’s practice is primarily devoted to the representation of matters involving free speech, constitutional law, and complex corporate litigation, both civil and criminal. Mr. Rubin is currently is a partner of the law firm Draper, Rubin, & Shulman, P.L.C. in Southfield, Michigan. Mr. Rubin has a B.A. in Criminal Justice from Michigan State University (1988) and a Juris Doctor degree from the Thomas M. Cooley Law School in Lansing, Michigan (1990, cum laude).

Edward M. Bearman has been a director of VCG since February 2004. Mr. Bearman has been practicing law since 1997. Since August 2003, in his own private law practice, and from 1997 to August 2003, at the law offices of Bearman & Bearman. Mr. Bearman has a B.A. in English from the University of Colorado (1986) and a Juris Doctor degree from the University of Denver College of Law (1990). Mr. Bearman filed for Chapter 7 personal bankruptcy in June 2002 which was discharged in December 2002.

Martin A. Grusin has been a director of VCG since July 2005. Mr. Grusin has been practicing law since 1973. In addition to the active practice of law Mr. Grusin has served as: general counsel and director of Aqua Glass Corporation; president and CEO and director of United American Bank, Memphis, Tennessee; an associate professor at the University of Arkansas and the University of Memphis; and as general counsel and director of Davis Cartage Company. Mr. Grusin received a B. S. degree from the University of Memphis, a Juris Doctor degree from Memphis State University School of Law (1972) and a LL.M. from the University of Miami School of Law (1973).

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

The Board of Directors

Our Board of Directors oversees the business affairs of the Company and monitors the performance of our management. The Board held eight meetings during the fiscal year ended December 31, 2006. During the 2006 fiscal year, all Board members attended 95% or more of the Board meetings. The Board of Directors has designated four standing committees: the Executive Committee, the Audit Committee, the Compensation Committee and the Nominating Committee. Currently, the Board consists of seven members: Troy H. Lowrie (Chairman), Micheal L. Ocello, Robert J. McGraw, Jr., Rand E. Kruger, Allan S. Rubin, Edward Bearman and Martin A. Grusin. Donald W. Prosser serves as an advisor to the Board of Directors and on the Executive Committee.

Board Committees

Audit Committee. The Audit Committee’s primary responsibilities are to monitor our financial reporting process and internal control system, to monitor the audit processes of our independent auditors, and internal financial management, and to provide an open avenue of communication among our independent auditors, financial and senior management and the Board. The Audit Committee is governed by a charter which it reviews annually and updates as appropriate. The Committee met five times during the fiscal year 2006. The Audit Committee consists of the following independent directors: Robert J. McGraw, Jr. (Chairman), Rand E. Kruger and Martin A. Grusin.

Audit Committee Financial Expert. The Board has determined that Mr. McGraw is an audit committee financial expert as defined by Item 407(d)(5) of Regulation S-B under the Securities Act and the Exchange Act.

Compensation Committee. The Compensation Committee was established on May 13, 2003. It administers our incentive plans, sets policies that govern executives’ annual compensation and long-term incentives, and reviews management performance, compensation, development and succession. The Compensation Committee met two times during the fiscal year 2006 to review, among other things, compensation for the officers, the directors and compensation for the loans to and from our Chairman, Troy H. Lowrie. The Compensation Committee consists of the following independent directors: Robert J. McGraw, Jr., Rand E. Kruger and Allan S. Rubin (Chairman).

Nominating Committee. The Nominating Committee was also established on May 13, 2003. It identifies candidates for future Board membership and proposes criteria for Board candidates and candidates to fill Board vacancies, as well as a slate of directors for election by the shareholders at each annual meeting. The Committee annually assesses and reports to the Board on Board and Board Committee performance and effectiveness; reviews and makes recommendations to the Board concerning the composition, size and structure of the Board and its committees; and annually reviews and reports to the Board on director compensation and benefits matters. The Nominating Committee met one times during the fiscal year 2006. Its membership consists of the following independent directors: Rand E. Kruger (Chairman), Allan S. Rubin and Edward Bearman.

The Executive Committee The Executive Committee was also established on May 13, 2003. The Committee was appointed by the independent members of board directors and includes members of the executive officers both board and non board members. The Committee shall have all of the powers of the Board, except for (i) the power to declare dividends and other distributions on the Company’s equity securities, (ii) elect Directors, (iii) issue equity securities on behalf of the Company, (iv) recommend to the Company’s shareholders any action which requires shareholder approval, (v) amend the Company’s By-Laws, or (vi) approve any merger or share exchange which does not require shareholder approval on behalf of the Company. The Committee shall make recommendations to the Board with respect to the position of the Company as to significant and relevant policy issues. The Committee shall review and assess the adequacy of this Charter annually and recommend any proposed changes to the Board for approval. The Committee shall annually review its own performance. The Committee shall have the authority to engage independent counsel and other advisors as the Committee members deem necessary and appropriate to carry out the Committee’s duties. The Committee shall have authority to request that any director, officer or employee of the Company, the Company’s outside counsel or the public accounting firm employed by the Company attend a meeting of the Committee. The Committee shall have such additional authority, duties and responsibilities as may be granted or assigned to the Committee by the Board from time to time. The current members of the Executive Committee are Troy H. Lowrie, Micheal L. Ocello, and Donald W. Prosser.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of equity securities of VCG Holding with the SEC. Officers, directors, and greater than ten percent shareholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to us pursuant to Rule 16a-3 under the Exchange Act during our most recent fiscal year, and Forms 5 with respect to our most recent fiscal year, we believe that all such forms were timely filed as necessary, by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2006.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B under the Securities Act and the Exchange Act. The Code applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code was filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 10-KSB filed with the SEC on May 20, 2003 and is incorporated by reference herein. Upon written request, we will mail you a free copy of our Code. Please mail your request to the following address: VCG Holding Corp., Attention: Donald W. Prosser, 390 Union Blvd., Suite 540, Lakewood, Colorado 80228.

Item 10.	Executive compensation

The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 2006, 2005 and 2004, paid or accrued by the Company to or on behalf of those persons who were, during the fiscal year ended December 31, 2006, the Company’s Chief Executive Officer and the Company’s most highly compensated executive officers serving as such as of December 31, 2004 whose compensation was in excess of $100,000 (the “Named Executive Officers:)

Name and principal position	Year	Salary ($)		Bonus ($) (a)	Stock awards (b) ($)		Option awards (b) ($)	Non-equity incentive plan compensation ($)	Change in pension value and non-qualifying deferred compensation earnings ($)	All other compensation ($)		Total ($)
Troy H. Lowrie Chief executive officer	2006 2005	-0- -0-	(c) (c)	-0- -0-	17,100 15,000	(d) (e)	-0- -0-	-0- -0-	-0- -0-	-0- 17,000	(k)	17,100 32,000

Micheal L. Ocello President	2006 2005	180,000 180,000		1,500 1,500	17,100 15,000	(c) (e)	-0- -0-	-0- -0-	-0- -0-	-0- -0-		198,600 196,500

Donald W. Prosser Chief financial officer and treasurer	2006 2005	100,000 120,000		1,500 800	31,000 5,000	(i) (j)	-0- -0-	-0- -0-	-0- -0-	-0- -0-		132,500 125,800

(a)	Unless otherwise indicated, bonuses shown were paid in the fiscal year following the year in which services were provided.
(b)	See footnotes of consolidated Financial Statements.
(c)	Mr. Lowrie did not receive any cash compensation for his service as our chief executive officer in 2006 or 2005.
(d)	Consists of an award of 15,000 shares of our common stock as a retainer for services on our board of directors. The fair market value of each share at the time of grant was $1.14, the closing market price on that date.
(e)	Consists of an award of 10,000 shares of our common stock as a retainer for services on our board of directors. The fair market value of each share at the time of grant was $1.50, the closing market price on that date.
(f)	Consists of an award of 5,000 shares of our common stock as a retainer for services on our board of directors. The fair market value of each share at the time of grant was $3.00, the closing market price on that date.
(g)	Includes compensation paid by IEC to Unique Entertainment Consultants, Inc., an entity controlled by Mr. Ocello, in the amounts of $141,600 in 2004 for Mr. Ocello’s services relating to all clubs under IEC’s management. Beginning in January 2005, Mr. Ocello is compensated as our employee, not a consultant.
(h)	Includes compensation paid by IEC to Mr. Prosser’s accounting firm in the amounts of $36,250 in 2004. Beginning in January 2005, Mr. Prosser is compensated as our employee, not a consultant.
(i)	Consists of (a) an award of 10,000 shares of our common stock as a retainer for service on the executive committee of our board of directors, valued at $1.10 per share, the closing market price of each share at the time of grant, and (b) an award of 20,000 shares of our common stock in lieu of $20,000 in salary, valued at $1.00 per share, the closing market price of each share at the time of grant.
(j)	Consists of an award of 3,333 shares of our common stock as a retainer for services on our board of directors. The fair market value of each share at the time of grant was $1.50, the closing market price on that date.
(k)	Consists of long-term care insurance premiums we paid on behalf of Mr. Lowrie.

Outstanding equity awards at end of our 2006 fiscal year

The following table sets forth the number of unexercised options held by each named executive officer as of December 31, 2006. The value of the stock awards was calculated by using a share price of $5.15, the closing price of VCG’s common stock on December 29, 2006.

	Option awards					Stock awards
	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Name	Exercisable	Unexercisable
Troy H. Lowrie Chief executive officer	—	—	—	—	—	—	—	—	—
Micheal L. Ocello President	—	—	—	—	—	—	—	—	—
Donald W. Prosser Chief financial officer and treasurer	—	—	—	—	—	—	—	—	—
Mary Bowles-Cook Secretary	—	—	—	—	—	—	—	—	—

Option and Stock Appreciation Right Grants in Fiscal Year Ended December 31, 2006

None.

Stock Option and Stock Appreciation Right Exercises and Holdings

None.

Compensation of directors

The table below sets forth the compensation paid to non-employee directors during our 2006 fiscal year.

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Robert J. McGraw, Jr.	-0-	22,800	(a)	-0-	-0-	-0-	-0-	22,800

Rand E. Kruger	-0-	17,100	(b)	-0-	-0-	-0-	-0-	17,100

Allan S. Rubin	-0-	17,100	(b)	-0-	-0-	-0-	-0-	17,100

Edward M. Bearman	-0-	17,100	(b)	-0-	-0-	-0-	-0-	17,100

Martin A. Grusin	-0-	17,100	(b)	-0-	-0-	-0-	-0-	17,100

(a)	Consists of an award of 20,000 shares of our common stock as a retainer for services on our board of directors. The fair market value of the shares at the time of grant is $1.14, the closing market price on that date. The grant date is January 3, 2006
(b)	Consists of an award of 15,000 shares of our common stock as a retainer for services on our board of directors. The fair market value of the shares at the time of grant is $1.14, the closing market price on that date. The grant date is January 3, 2006

We currently do not pay cash compensation to our directors. Each director receives 15,000 shares of our common stock per year as a retainer for services on our board of directors. In addition, we award the chairman of our audit committee 8,333 additional shares of our common stock per year in consideration for acting in that position. We reimburse our directors for all reasonable expenses related to their attending board and committee meetings. No director has received stock options to date.

In addition, Donald W. Prosser received 10,000 shares of our common stock in consideration for his services on our executive committee. Mary Bowles-Cook received 5,000 shares of our common stock for serving as the secretary of our board during fiscal year 2006.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We currently do not have any employment contracts or termination of employment and change-in-control arrangements between the Company and the Named Executive Officers.

Consulting and Other Agreements

Dahl Agreement

On December 15, 2002, we entered into a consulting agreement with Regis Dahl whereby Mr. Dahl was retained to help the Company with financing, investor relations and other corporate matters. As consideration for the services provided to the company pursuant to a certain Option Agreement dated as of December 15, 2002, we issued Mr. Dahl options to purchase 100,000 common stock shares, exercisable at $3.00 per share which options expire December 15, 2007. Mr. Dahl exercised his options in December 2006.

Montgomery Street Research, LLC Agreement

On November 14, 2006, we entered into a Consulting Agreement with Montgomery Street Research to provide the Company with independent research reporting and coordination as well as to assist the Company with strategic planning for potential mergers, acquisitions and strategic relationships. This agreement expires on November 14, 2009 and could be extended by mutual agreement of the parties. Under the terms of this three year engagement, the Company agreed, as compensation for consulting services, to (i) make a upfront cash payment, not to exceed $100,000, plus $10,000 for the research project and $30,000 per year for the three years of the agreement (to date $100,000 has been paid), (ii) issue Montgomery Street warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $2.50 per share and 250,000 shares at an exercise price of $3.00 per share, exercisable for a period of three years, and (iii) pay certain additional mutually agreed upon fees for any and all services performed by Montgomery Street. The Warrants will contain other customary terms and provisions, including but not limited to, demand and piggyback registration rights, anti-dilution and a cashless exercise price.

Stock Option Plans

As of December 31, 2006, we had in place (i) the 2002 Stock Option and Bonus Plan, (ii) the 2003 Stock Option and Stock Bonus Plan, and (iii) the 2004 Stock Option and Appreciation Rights Plan. The 2002 plan was adopted by the board of directors as of April 23, 2002 and by our shareholders on July 22, 2002; the 2003 plan was adopted by the board of directors on June 23, 2003; and the 2004 plan was adopted by the board of directors as of December 14, 2004 and by the shareholders on July 29, 2005.

The 2002 plan authorizes the issuance of up to 700,000 shares of our common stock, the 2003 plan authorizes issuance of up to 250,000 shares of our common stock and the 2004 plan authorizes issuance of up to 1,000,000 of our common stock. The material terms and provisions of each plan are similar and are set forth below:

Under both the 2002 and 2003 plans, we may grant to our designated employees, officers, directors, advisors and independent contractors incentive stock options, nonqualified stock options and stock. By encouraging stock ownership, we seek to motivate plan participants by allowing them an opportunity to benefit from any increased value of our company which their individual efforts, initiative, and skill help produce. If options granted under either plan expire or are terminated for any reason without being exercised, or bonus shares are forfeited, the shares underlying such option and/or bonus shares will become available again for issuance under the respective plan.

The compensation committee determines which individuals will receive grants, the type, size and terms of the grants, the time when the grants are made and the duration of any applicable exercise or restriction period, including the criteria for vesting and the acceleration of vesting, and the total number of shares of common stock available for grants. Grants may be made to employees, officers, directors and consultants of VCG and its subsidiaries, including any non-employee member of the board of directors. Incentive stock options may be granted only to VCG’s employees. Nonqualified stock options may be granted to employees, officers, directors and consultants. Our compensation committee will determine the exercise price of an option which may be equal to, greater than, or less than the fair market value of a share of common stock at the time of grant; provided that:

(i)	the exercise price of an incentive stock option must be equal to or greater than the fair market value of a share of common stock on the date of grant;

(ii)	the exercise price of an incentive stock option granted to an employee who owns more than 10% of our issued and outstanding common stock must not be less than 110% of the fair market value of the underlying shares of common stock on the date of grant; and

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

The 2004 plan applies to all grants of stock options and stock appreciation rights granted on or after the date the 2004 plan is approved or adopted by our board of directors unless otherwise indicated.

Under the 2004 plan, we may issue options which will result in the issuance of up to an aggregate of 1,000,000 shares of our common stock. The 2004 plan provides for options which qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, as well as the issuance of non-qualified options. The shares issued by our company under the 2004 plan may be either treasury shares or authorized but unissued shares as our board of directors may determine from time to time. Also, we may grant non-qualified options and stock appreciation rights only to those of our officers, directors, employees and consultants who are not our employees or those of any of our subsidiaries as selected by the board or the compensation committee. The 2004 plan also provides for the issuance of incentive stock options, which are available only to officers, directors (who are also employees) and employees of the company or its subsidiaries as selected by our board or appointed by the compensation committee.

Options granted under the 2004 plan must be evidenced by a stock option agreement in a form consistent with the provisions of the 2004 plan. In the event that employment or service provided by a 2004 plan participant is terminated for cause, any vested or unvested options, rights to any options, or stock appreciation rights of the 2004 plan participant will terminate immediately regardless of whether the option is qualified or non-qualified. In the event a 2004 plan participant is terminated for any reason other than for cause, death or disability, any non-qualified or qualified options, options rights or stock appreciation rights held by the 2004 plan participant may be exercised for three months after termination or at any time prior to the expiration of the of the option, whichever is shorter, but only to the extent vested on the termination date.

The price at which shares of common stock covered by the option can be purchased is determined by our board of directors; however, in all instances the exercise price is never less than the fair market value of our common stock on the date the option is granted. To the extent that an incentive stock option or non-qualified option is not exercised within the period in which it may be exercised in accordance with the terms and provisions of the 2004 plan described above, the incentive stock option or non-qualified option will expire as to the then unexercised portion. To exercise an option, the 2004 plan participant must tender an amount equal to the total option exercise price of the underlying shares and provide written notice of the exercise to the company. The right to purchase shares is cumulative so that once the right to purchase any shares has vested, those shares or any portion of those shares may be purchased at any time thereafter until the expiration or termination of the option.

We believe that under current law the following federal income tax consequences generally would arise with respect to awards under the plans. With respect to awards that result in a transfer to the participant of cash or shares or other property, if no restriction on transferability or substantial risk of forfeiture applies to the transferred amounts, the participant generally must recognize ordinary income equal to the cash or the fair market value of shares or other property actually received at the time received. If we grant an award of deferred stock or permit the participant to elect to defer receipt of cash or shares under a plan award, the participant will defer the time he or she becomes subject to income tax, and our right to claim a tax deduction will be likewise deferred. If a restriction on transferability and substantial risk of forfeiture applies to shares or other property transferred to a participant under an award (such as, for example, restricted stock), the participant generally must recognize ordinary income equal to the fair market value of the transferred amounts at the earliest time either the transferability restriction or risk of forfeiture lapses. In all cases, we generally can claim a tax deduction in an amount equal to the ordinary income recognized by the participant. A participant may elect to be taxed at the time of grant of restricted stock or other property rather than upon lapse of restrictions on transferability or the risk of forfeiture, but if the participant subsequently forfeits such shares or property he or she would not be entitled to any tax deduction, including as a capital loss, for the value of the shares or property on which he or she previously paid tax.

The compensation committee determines the number of shares of stock granted to a participant under the 2004 plan and may subject any grant to performance requirements, vesting provisions, transfer restrictions and other restrictions and conditions as the compensation committee may determine in its sole discretion. If a participant ceases to be an employee, officer, director or consultant, other than because of retirement, death or disability, the participant will forfeit any stock options or stock rights that are not yet vested, and any stock for which the restrictions are still applicable.

As of December 31, 2006, there were no options outstanding under our 2002 plan, 2003 plan, or 2004 plan.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth the ownership of our common stock based upon 16,867,613 shares of common stock outstanding as of March 16, 2007, by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) all persons we know to be the beneficial owner of 5% or more of our common stock. Unless otherwise indicated in the footnotes, the address of each listed shareholder is: c/o VCG Holding Corp., 390 Union Blvd, Suite 540, Lakewood, CO 80228.

Name and Address	Number Beneficially Owned(1)		Percent of Class
Troy H. Lowrie	4,980,367	(2)	29.53%
Micheal L. Ocello	213,200	(3)	1.26%
Mary E. Bowles-Cook	18,033		*
Donald W. Prosser	152,750		*
Robert J. McGraw, Jr.	55,000	(4)	*
Rand E. Kruger	15,000		*
Allan S. Rubin	12,500		*
Edward M. Bearman	32,000		*
Martin A. Grusin	32,000		*
Jeffrey L. Feinberg	1,682,433		9.97%
Lowrie Management, LLLP	4,352,767		25.8%
All Executive Officers and Directors (as a group of 9 persons)	5,510,650		32.67%

*	Indicates less than 1 percent.
(1)	Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares and, under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(2)	Includes (i) 4,352,767 shares beneficially owned by Lowrie Management, by virtue of Mr. Lowrie’s ownership and control of Lowrie Management, and (ii) 627,600 shares owned by Mr. Lowrie over which Mr. Lowrie has sole voting and dispositive power.
(3)	Includes 188,000 shares of common stock owned by LTD Investment Group, LLC, of which Mr. Ocello is the Managing Member, 100 owned by Mr. Ocello’s wife, and 100 shares owned by Mr. Ocello’s daughter.
(4)	Includes 3,000 shares held in Robert J. McGraw SEP and 2,000 shares held in Marje McGraw SEP. An SEP is a Self Employed Pension Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2006, information with respect to equity compensation plans (including individual compensation arrangements) under which our securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	1,150,001	(1)
Equity compensation plans not approved by security holders	-0-	-0-	13,710	(2)

	-0-	-0-	1,163,711

(1)	The Company adopted a 2002 Stock Option and Stock Bonus Plan which was approved by shareholders on July 22, 2002 and reserved 700,000 shares of Common Stock for issuance under the Plan. In addition, the Company adopted a 2004 Stock Option and Appreciation Rights Plan which was approved by shareholders on July 29, 2005 and reserved 1,000,000 shares of Common Stock for issuance under the plan. Shares of common stock may be issued either: (i) upon the exercise of stock options granted under the plans; or (ii) as stock bonuses granted under the plans. If there is any change in the number of shares of common stock through the declaration of stock dividends, or through a recapitalization resulting in stock splits, or combinations or exchanges of such shares, the number of shares of common stock available for options and the number of such shares covered by outstanding options, and the exercise price per share of the outstanding options, shall be proportionately adjusted to reflect any increase or decrease in the number of issued shares of common stock; provided, however, that any fractional shares resulting from such adjustment shall be eliminated.
(2)	The Company adopted a 2003 Stock Option and Stock Bonus Plan and reserved 250,000 shares of common stock for issuance under the plan. These shares have been registered under the 1933 Act pursuant to a Form S-8 registration statement.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Board Policies Regarding Transactions with Related Parties

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

In addition, our management is required to present to the Company all property acquisition opportunities of which management is or becomes aware and we have a right of first refusal with respect to any such opportunity before members of our management may pursue such opportunities independently.

Conversions of Indebtedness into Equity

On November 12, 2004, the Company sold $1,250,000 of 12% Convertible Subordinated Notes in a private placement transaction. The Convertible Subordinated Notes, which are held in Company’s wholly owned limited liability company, Glenarm Restaurant LLC, which owned the collateral for the notes, have a term of two years and are convertible into shares of the Company’s common stock at a conversion price of $2.00 per share at the option of the Noteholders. In addition, for every $250,000 principal amount of the Notes purchased, an investor in the private placement received a 5-year warrant to purchase up to 31,250 common stock shares of the Company at an exercise price of $3.00 per share and a warrant to purchase up to 31,250 common stock shares of the Company at an exercise price of $4.00 per share. Certain purchasers obtained the right to invest an additional $1,500,000 of the Notes with a conversion price at a premium to the average closing prices for the Company’s common stock calculated during the twenty business days immediately prior to the date of the subscription agreement in connection with the private placement. During 2006 and 2005, holders of the Convertible Subordinated Notes converted Convertible Subordinated Notes in the aggregate principal amounts of $532,626 and $109,000 into 266,314 and 54,500 shares of common stock respectively.

Acquisitions

On June 30, 2004, we acquired the controlling interest in a partnership operating a nightclub known as Penthouse Denver located in Glendale, Colorado. Specifically, we purchased the 1% general partnership interest for 200,000 shares of our unregistered common stock and a 89.5% limited partnership interest for $4,000,000 from two entities that are owned and controlled by Mr. Lowrie. Mr. Micheal L. Ocello, our president, was and continues to be a 5% limited partner in the partnership operating the nightclub. Our board of directors determined that Mr. Ocello’s ownership did not constitute a conflict of interest.

On December 18, 2006, we acquired the controlling interest in Denver Restaurant Concepts, LP operating a nightclub known as PT’s Showclub located in Denver, Colorado. Specifically, we purchased the 1% general partnership interest for 50,000 shares of our unregistered common stock and a 92% limited partnership interest for $5,500,000 from Lowrie Management which is owned and controlled by Mr. Lowrie. The Board of Directors are reviewing the valuations and will determine if the price for the sale will need to be adjusted.

Personal Guarantees

Troy H. Lowrie has provided personal guarantees in the following transactions:

As part of the purchase of a nightclub in Illinois on May 1, 2002, we acquired a 5-year lease on the 9,000 square foot building and land on which the club is located for base rent of $900,000, which is to be paid in monthly installments of $15,000. Mr. Lowrie has personally guaranteed the lease.

In July 2003, we refinanced the properties on which our Indianapolis and Memphis clubs are located. The $1,440,000 mortgage on the Indianapolis property and a $872,000 mortgage on the Memphis property have a 10 year amortization with a 6% per annum interest rate secured by the properties and the personal guarantee of Mr. Lowrie. We paid both notes in full in 2006.

In March 2003, we entered into a Line of Credit and Security Agreement with an unrelated third party whereby we obtained a $1,200,000 line of credit in exchange for a promissory note. The note originally expired in June 2005 but was extended to November 2006 and again to October 2011. In connection with such extensions, we paid down the principal amount of the note, first to $700,000 and most recently to $500,000. The original note initially bore interest at 7.5% per year, which was increased to 8.5% in connection with negotiating the extension of the note in November 2006. We issued the lender 80,000 shares of unregistered common stock in consideration for the loan when entering into the agreement. Mr. Lowrie personally guarantees the loan and the unrelated third party creditor obtained a life insurance policy on Mr. Lowrie’s life in the amount of $1,200,000. We amortize the note over the period ending with the due date.

In December 2004, we refinanced a promissory note secured by our equipment with Community Banks of Colorado in the principal amount of $890,000 at 6.5 % interest. The note is due in December 2013. Mr. Lowrie and Lowrie Management have collateralized and guaranteed this note. Mr. Lowrie owns and controls Lowrie Management. We paid the note in full in 2006.

During 2005 we renewed our line of credit at a bank for $850,000. The revolving line of credit in exchange for a promissory note was guarantee by Mr. Lowrie and secured by certain cash assets owned by Lowrie Management. We paid the note in full in 2006.

As a part of paying the “puts” on our Series A preferred stock we borrowed money on three separate loans in the form of promissory notes from two different banks in the amounts of $600,000, $500,000 and $300,000. Mr. Lowrie personally guaranteed these loans and the loans were secured by certain cash assets owned by Lowrie Management. We paid these notes in full in 2006.

As a part of the purchase of a nightclub in Denver, Colorado in October 2004, we obtained a loan and issued a seven-year 7.065% promissory note in the amount of $1,000,000 payable to Amfirst National Bank. The note is secured by the equipment and fixtures of the acquired nightclub and is due October 2011. Mr. Lowrie personally guarantees the indebtedness.

As a part of the purchase of a nightclub in Denver, Colorado in October 2006, we obtained a loan from and issued a seven-year 9.25% promissory note in the amount of $700,000 to Amfirst National Bank. The note is secured by the equipment and fixtures of the acquired nightclub and is due October 2013. Mr. Lowrie personally guarantees the note.

As part of our plan to refinance our short-term debt into long-term debt, we entered into the following transactions that required the pledging of certain cash assets owned by Lowrie Management as security for the new long-term debt:

(i) A four-year 8.5% promissory note in the amount of $2,900,000 payable to City-Wide Bank. The note is due in May 2010 and we are amortizing it over ten years.

(ii) A four-year 9.0% promissory note in the amount of $600,000 payable to City-Wide Bank. The note is due in April 2010 and we are amortizing it over ten years.

(ii) A 9.0% revolving line of credit in the maximum amount of $1,600,000 extended by City-Wide Bank. We have not used the line of credit and there is no current outstanding balance. The line of credit is renewable in February 2008.

In June 2006, we refinanced the property on which our Indianapolis club is located. The principal amount of the new loan is $1,500,000 and the loan bears interest at 1% over the prime rate per year. The loan is secured by the property and due in October 2011. Mr. Lowrie personally guarantees the loan.

Trademarks

The PT’s® name and logo as well as the Diamond Cabaret® name are trademarks owned by Lowrie Management and registered with the U.S. Patent and Trademark Office. Lowrie Management has granted VCG licenses to use both trademarks. Beginning on September 1, 2006, we pay annual fees in the aggregate amount $1,750 per month to Lowrie Management for all such licenses. Our board of directors has reviewed the fairness of the fees and a majority of our independent directors approved such fees. For an additional discussion of the licensing fees, please refer to "Item 1. Description of Business – Intellectual Property" of this Annual Report on Form 10-KSB.

Other Matters

We lease the building in which the Penthouse Club is located in Glendale, Colorado from Lowrie Management. We pay an annual rent of $144,000. The lease expires in July 2014 and has three five-year options to extend that expire September 2029.

We lease the building in which PT’s Showclub is located in Denver, Colorado from Lowrie Management. We pay an annual rent of $180,000. The lease expires in December 2014 and has three five-year options to extend that expire December 2029.

Director Independence

Our board of directors has determined that a majority of our directors and all current members of the audit, compensation and nominating committees are “independent” for purposes of Section 121 of the American Stock Exchange, also referred to herein as “AMEX,” Company Guide, and that the members of the audit committee are also “independent” for purposes of Section 10A-3 of the Exchange Act and Section 803 of the AMEX Company Guide. The board of directors based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. The independent directors are Robert J. McGraw, Jr., Rand E. Kruger, Allan S. Rubin, Edward M. Bearman and Martin A. Grusin.

Item 13.	Exhibits

Exhibits No.	Description
3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Specimen copy of certificate for common stock $.0001 par value(1)

4.2	Specimen copy of certificate for preferred stock $.0001 par value(1)

4.3	Stock Option and Stock Bonus Plan(1)*

10.1	Stock Purchase/Sale Agreement, dated March 27, 2002, between VCG and Shelia Lichty and Linda Sonnenschein(1)

10.2	Lease Agreement for 213-215 Madison, Brooklyn, Illinois, dated May 1, 2002, between VCG and RELMSS Service, Inc.(1)

10.3	Purchase Agreement dated May 13, 2002 between Lowrie Management, LLLP and Havair Realty(1)

10.4	Letter from Lowrie Management, LLLP to Havair Realty LLP, dated May 13, 2002(1)

10.5	Stock Purchase Agreement, dated June 30, 2002, between VCG, Tennessee Restaurant Concepts, Inc., Lowrie Management, LLLP and Troy H. Lowrie(1)

10.6	Contract to Buy and Sell Real Estate, dated June 30, 2002, between VCG and Tennessee Restaurant Concepts II, LP(1)

10.7	Trademark License Agreement, dated June 30, 2002, between VCG and Lowrie Management, LLLP(1)

10.8	Line of Credit and Security Agreement, dated June 30, 2002, between VCG and Lowrie Management, LLLP(1)

10.9	Management Contract, dated July 1, 2002, between VCG and International Entertainment Consultant, Inc.(1)*

10.10	Plan of Reorganization Pursuant to IRC §351, dated August 14, 2002, between VCG and Indy of Colorado, Ltd.(1)

10.11	Line of Credit and Security Agreement, dated March 7, 2003, between VCG and Red Rock Investments Co.(2)

10.12	Agreement to Purchase/Sell Real Estate, dated March 5, 2003, between VCG Real Estate Holdings, Inc. and Sacred Grounds Resources, L.L.C.(1)

10.13	Glendale Lease Agreement dated October 1, 2004.(3)

10.14	Tennessee Concepts Purchase Agreement dated January 5, 2005(4)

10.15	Tennessee Concepts Promissory Note dated January 5, 2005(4)

10.16	Tennessee Concepts Wraparound Note dated January 5, 2005(4)

10.17	Tennessee Concepts Sales Contract dated January 5, 2005(4)

10.18	First Amendment to Commercial Lease dated February 3, 2005(5)

10.19	Limited Partnership Purchase Agreement, executed effective June 30, 2004, by and among VCG Holding Corp., WCC Acquisitions, Inc. and Lowrie Management LLLP(6)

10.20	Promissory Note and Security Agreement dated July 21, 2004 with Lowrie Management LLLP(6)

Exhibits No.	Description
10.21	Agreement for the Purchase and Sale of Assets dated August 18, 2004(7)

10.22	Lease Agreement dated August 31, 2004(7)

10.23	2004 Stock Option and Appreciation Rights Plan(10)

10.24	Agreement for the Purchase and Sale of Assets dated October 2, 2006(11)

10.25	Lease Agreement dated October 2, 2006(11)

10.26	Denver Restaurant Concepts Purchase Agreement dated December 18, 2006(12)

10.27	Promissory Note and Security Agreement dated December 31, 2006 with Lowrie Management LLLP(12)

10.28	Lease Agreement dated January 1, 2005(12)

10.29	Sales Agreement dated January 15, 2007(13)

10.30	Lease Agreement dated January 15, 2007(13)

10.31	Kentucky Restaurant Concepts Purchase Agreement dated January 2, 2007(14)

10.32	Restaurant Concepts of Kentucky Purchase Agreement dated January 2, 2007(14)

10.33	Lease Agreement dated January 1, 2007(14)

10.34	Promissory Note and Security Agreement dated June 1, 2006(20)

10.35	RCC Purchase Agreement dated January 18, 2007(15)

10.36	Sales Agreement dated January 31, 2007(15)

10.37	Consent to Sell Partnership Interest of RCC dated January 31, 2007(15)

10.38	Lease Agreement dated February 1, 2007(15)

10.39	Cardinal Management Purchase Agreement dated February 5, 2007(16)

10.40	Lease Agreement dated February 1, 2007(16)

10.41	MRC Purchase Agreement dated February 9, 2007(17)

10.42	Promissory Note dated March 31, 2007(17)

10.43	Lease Agreement dated March 1, 2007(17)

10.44	IRC Purchase Agreement dated February 7, 2007(18)

10.45	Promissory Note dated March 31, 2007(18)

10.46	Sales Agreement dated February 21, 2007(18)

10.47	Lease Agreement dated March 1, 2007(18)

14	Code of Ethics(8)

21.1	List of Subsidiaries(20)

23.1	Consent of Causey Demgen & Moore, Inc.(20)

31.1	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002(20)

31.2	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002(20)

32.1	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002(20)

32.2	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002(20)

99.1	Audit Committee Charter(9)

99.2	Nominating Committee Charter(9)

99.3	Compensation Committee Charter(20)

*	Indicates a management contract or compensation plan or arrangement.

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed on September 10, 2002.
(2)	Incorporated by reference from Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 21, 2003.
(3)	Incorporated by reference from Current Report on Form 8-K filed on October 8, 2004.
(4)	Incorporated by reference from Current Report on Form 8-K filed on January 11, 2005.
(5)	Incorporated by reference from Current Report on Form 8-K filed on February 9, 2005.
(6)	Incorporated by reference from Current Report on Form 8-K filed on July 29, 2004.
(7)	Incorporated by reference from Amended Current Report on Form 8-K/A filed on October 18, 2004.
(8)	Incorporated by reference from the Annual Report on Form 10-KSB filed May 20, 2003.
(9)	Incorporated by reference from the Annual Report on Form 10-KSB/A filed May 27, 2005.
(10)	Incorporated by reference from the Form 14-A Proxy Statement filed July 6, 2005.
(11)	Incorporated by reference from Current Report on Form 8-K filed on October 5, 2006.
(12)	Incorporated by reference from Current Report on Form 8-K filed on January 5, 2007.
(13)	Incorporated by reference from Current Report on Form 8-K on January 19, 2007.
(14)	Incorporated by reference from Current Report on Form 8-K on January 23, 2007.
(15)	Incorporated by reference from Current Report on Form 8-K on February 15, 2007.
(16)	Incorporated by reference from Current Report on Form 8-K on March 6, 2007.
(17)	Incorporated by reference from Current Report on Form 8-K on March 21, 2007
(18)	Incorporated by reference from Current Report on Form 8-K on March 23, 2007.
(19)	Incorporated by reference from the Annual Report on Form 10-KSB filed March 29, 2007
(20)	Filed herewith.

Item 14.	Principal Accountant Fees and Services

Causey Demgen & Moore, Inc. (“CDM”) audited our financial statements for our 2006 and 2005 fiscal years. In addition, Ronald R. Chadwick PC CPA performed acquisition audit work and valuation work in connection with certain acquisitions in 2006 and 2005. The following tables present fees for professional audit services rendered by CDM for our 2006 and 2005 fiscal years:

Causey Demgen & Moore, Inc.

	2005	2006
Audit	$94,205	$74,000
Audit-Related	1,303	0
Tax	0	0
All Other	0	0

Total:	$95,508	$74,000

Ronald R. Chadwick PC CPA

	2005	2006
Audit	$0	$0
Audit-Related	0	23,320
Tax	0	0
All Other	8,500	5,500

Total:	$8,500	$29,320

Audit Fees

Fees for audit services totaled approximately $74,000 in 2006 and approximately $94,205 in 2005. These fees include fees for professional services rendered for the audit of our annual financial statements, the review of the financial statements included in our quarterly reports on Form 10-QSB and services in connection with our statutory and regulatory filings.

Audit-Related Fees

Fees for audit-related services totaled approximately $23,320 in 2006 and approximately $1,303 in 2005. These fees represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and that are not reported above under the caption “Audit Fees.” We incurred these fees for services related to acquisition audits and new pronouncement reviews.

Tax Fees

We did not incur any tax fees during our 2006 and 2005 fiscal years because we prepared internally VCG’s income tax returns and used internal sources for related services.

All Other Fees

All other fees represent the aggregate fees billed for products and services other than the services reported in the other categories. The aggregate of all other fees billed for products and services other than the services reported in the other categories herein totaled approximately $5,500 in 2006 and approximately $8,500 in 2005. We incurred these fees for services related to an audit of the impact of a Colorado statutory smoking ban on our clubs and the valuation of our clubs for purposes of determining the need for impairment of the value of the clubs.

Audit Committee Pre-Approval Policies and Procedures

As set forth in its charter, our audit committee has the sole authority to pre-approve all audit and non-audit services provided by our independent accountants. The audit committee has adopted policies and procedures for the pre-approval of services provided by the independent accountants. The audit committee on an annual basis reviews audit and non-audit services performed by the independent accountants. All audit and non-audit services are pre-approved by the audit committee, which considers, among other things, the possible effect of the performance of such services on the accountants’ independence. All requests for services to be provided by the independent accountants, which must include a description of the services to be rendered and the amount of corresponding fees, are submitted to the chief financial officer. The chief financial officer has the authority to authorize services that fall within the category of services that the audit committee has pre-approved. If there is any question as to whether a request for services falls within the category of services that the audit committee has pre-approved, our chief financial officer will consult with the chairman of the audit committee. The chief financial officer submits requests or applications to provide services that the audit committee has not pre-approved, which must include an affirmation by the chief financial officer and the independent accountants in question that the request or application is consistent with the SEC’s rules on auditor independence, to the audit committee (or its chairman or any of its other members pursuant to delegated authority) for approval.

As permitted under the Sarbanes-Oxley Act of 2002, the audit committee may delegate pre-approval authority to one or more of its members. Any service pre-approved by a delegate must be reported to the audit committee at the next scheduled quarterly meeting.

Our audit committee per-approved all services performed by Causey Demgen & Moore and Ronald R. Chadwick during our 2006 and 2005 fiscal years. The audit committee considered whether the provision of the auditors’ services, other than for the annual audit and quarterly reviews, is compatible with its independence concluded that it is.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.

April 2, 2007	By:	/s/ TROY H. LOWRIE
Troy H. Lowrie, Chairman of the Board Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ TROY H. LOWRIE Troy H. Lowrie	Chairman of the Board and Chief Executive Officer	April 2, 2007

/s/ MICHAEL L. OCELLO Michael L. Ocello	Director and President	April 2, 2007

/s/ DONALD W. PROSSER Donald W. Prosser	Chief Financial and Accounting Officer	April 2, 2007

/s/ ROBERT J. MCGRAW, JR. Robert J. McGraw, Jr.	Director	April 2, 2007

/s/ ALLEN S. RUBIN Allen S. Rubin	Director	April 2, 2007

/s/ RAND E. KRUGER Rand E. Kruger	Director	April 2, 2007

/s/ EDWARD M. BEARMAN Edward M. Bearman	Director	April 2, 2007

/s/ MARTIN GRUSIN Martin Grusin	Director	April 2, 2007