Form 10QSB
period 2007-03-31
VCG HOLDING CORP
filed 2007-05-15
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2007

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

As of May 14, 2007, there were 16,898,002 shares of the issuer’s common stock, $.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):    YES  ☐    NO  ☒

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	December 31, 2006	March 31, 2007
Assets
Current Assets
Cash & cash equivalents	$2,011,178	$17,374,127
Investments	259,652	5,037,764
Other receivables	250,458	159,294
Inventories	450,784	541,205
Prepaid expenses	274,325	318,805
Income taxes receivable	272,244	272,244

Total Current Assets	3,518,641	23,703,439

Property, Plant and Equipment
Property, plant and equipment	14,032,998	15,903,303
Less accumulated depreciation	2,007,371	2,229,116

Net property, plant and equipment	12,025,627	13,674,187

Other Assets
Deposits	78,205	299,464
License Costs	961,129	2,012,710
Loan Fees, net of amortization	126,944	115,449
Goodwill	15,669,928	29,417,520
Plans and drawings	75,628	75,628
Assets to be disposed of	2,591,068	—
Deferred offering costs	32,528	7,552

Total Other Assets	19,535,430	31,928,323

Total Assets	$35,079,698	$69,305,949

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$566,707	$343,567
Accrued expenses	414,209	844,692
Deferred revenue	41,226	51,279
Current portion of capitalized lease	949,664	913,824
Current portion of long-term debt	1,811,533	2,695,610

Total current liabilities	3,783,339	4,848,972

Long-term Debt
Deferred income tax	200,000	350,000
Liabilities to be disposed of	99,144	—
Capitalized lease	28,455	26,217
Long-term debt	17,202,105	23,804,287

Total long-term debt	17,529,704	24,080,504

Minority Interest Liability	646,032	737,604

Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized; 32,500 (2006) and 0 (2007) issued and outstanding	325,000	— .

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 12,645,441 (2006) and 16,867,613 (2007) shares issued and outstanding	1,265	1,687
Paid-in capital	15,235,465	40,965,436
Retained earnings	(2,441,107)	(1,428,254)

Total stockholders’ equity	12,795,623	39,538,869

Total Liabilities and Stockholders’ Equity	$35,079,698	$69,305,949

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three months ended March 31,
	2006	2007
	As restated
Revenues
Sales of alcoholic beverages	$1,655,014	$3,160,258
Sales of food and merchandise	273,198	357,617
Service revenue	849,978	1,738,880
Other	1,060,982	1,130,641

Total revenue	3,839,172	6,387,396

Operating Expenses
Cost of goods sold	563,113	883,616
Salaries and wages	1,167,120	1,374,566
Other general and administrative Taxes and permits	85,902	249,645
Charge card and bank fees	61,117	65,691
Rent	147,073	539,145
Legal and professional	73,645	147,629
Advertising and marketing	111,397	257,383
Other	689,904	1,235,481
Depreciation & amortization	163,665	221,745

Total operating expenses	3,062,936	4,974,901

Income from operations	776,236	1,412,495

Other income (expenses)
Interest expense	(345,046)	(536,672)
(Loss) gain on sale of assets	(18,024)	179,189
Gain on marketable securities	12,280	—
Unrealized gain on investments	—	8,381
Interest income	3,741	147,789

Total Other Income (Expenses)	(347,049)	(201,313)

Income from continuing operations before income taxes	429,187	1,211,182

Income tax expense – current	—	—
Income tax expense – deferred	—	150,000

Total income taxes	—	150,000

Minority interest	(8,544)	(33,244)

Income from continuing operations	420,643	1,027,938

Discontinued operations
Loss from operations of discontinued operating segment	(35,373)	(15,085)
Income tax	—	—

Loss from discontinued operations	(35,373)	(15,085)

Net income	385,270	1,012,853
Preferred stock dividends	(238,310)	—

Net income (loss) applicable to common shareholders	$146,960	$1,012,853

Earnings (loss) per share:
Basis income per common share Income from continuing operations	$0.05	$0.07
(Loss) from discontinued operations	—	—
Preferred stock dividend	(0.03)	—

Net income applicable to common shareholders	$0.02	$0.07

Fully diluted income per common share Income from continuing operations	$0.05	$0.07
(Loss) from discontinued operations	—	—
Preferred stock dividend	(0.03)	—

Net income applicable to common shareholders	$0.02	$0.07

Weighted average shares outstanding	8,656,569	14,606,729
Fully diluted weighted average shares outstanding	8,656,569	15,213,684

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statement of Stockholders’ Equity

For the three months ended March 31, 2007

Unaudited

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholder’s Equity
Balances, December 31, 2006	12,645,441	$1,265	$15,235,465	$(2,441,107)	$12,795,623
Sale of common stock for cash	3,246,772	324	21,200,890		21,201,214
Conversion of preferred stock to common stock	88,798	9	324,991		325,000
Offering costs			(35,421)		(35,421)
Cashless warrants	144,061	15	(15)		—
Common stock issued for General Partnership interests	200,000	20	1,836,980		1,837,000
Common stock issued for limited partnership interest	38,235	3	326,906		326,909
Common stock issued for commons stock of Kentucky Restaurant Concepts, Inc.	800,000	80	4,391,920		4,392,000
Cancel common stock for partial payment on sale of Epicurean Enterprises, LLC	(300,000)	(30)	(2,369,970)		(2,370,000)
Issue warrants for services	—	—	30,686		30,686
Issue common stock for services	4,306	1	23,004		23,005
Net income for the three months ended, March 31, 2007	— .	— .	— .	1,012,853	1,012,853

Balances, March 31, 2007	16,867,613	$1,687	$40,965,436	$(1,428,254)	$39,538,869

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flow

Unaudited

	Three months ended March 31,
	2006	2007
Net income (loss)	$385,270	$1,012,853
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	317,288	316,612
Decrease in other receivables	83,973	84,848
(Increase) decrease in inventory	35,894	10,495
Decrease in prepaid expenses	43,618	(14,082)
(Gain) loss on disposition of sale of assets	18,024	(179,189)
(Gain) on unrealized marketable securities	(12,280)	(8,381)
(Decrease) in trade accounts payable	(118,039)	(385,446)
Increase in deferred revenue	13,917	10,053
Increase in deferred income taxes	—	150,000
Increase (decrease) in accrued expenses	(48,262)	90,328

Net cash provided by operating activities	719,403	1,088,091

Investing Activities
Investments	(15,454)	(4,778,112)
Purchases of equipment and leasehold improvements	(31,360)	(933,208)
Purchase of goodwill	—	(7,803,580)
Purchase of licenses	—	(750,000)
Deposits	1,566	(221,259)
Proceeds from disposition or sale of assets	857,500	200,000

Net cash provided (used) by investing activities	812,252	(14,286,159)

Financing Activities
Payments received on notes receivable	4,890	—
Payment of loan fee	—	(16,000)
Payment on capitalized lease	(41,247)	(31,960)
Proceeds from notes payable	504,000	7,400,000
Payments on notes payable	(773,809)	(400,867)
Cash received in acquisitions	—	442,529
Cash distribution as part of sale	—	(3,456)
Preferred stock dividend	(214,930)	—
Sale of common stock	(939,653)	21,170,771

Net cash provided (used) by financing activities	(1,460,749)	28,561,017

Net increase in cash	70,906	15,362,949

Cash beginning of period	547,937	2,011,178

Cash end of period	$618,843	$17,374,127

Interest Paid	$245,853	$480,653

Supplemental disclosure of non-cash investing and financing activities:
Amortization of preferred stock offering costs	$23,381	$0

Common stock issued for services	$0	$23,005

Preferred stock converted to common stock	$0	$325,000

Purchased general partnership interests for common stock	$0	$1,837,000

Purchase common stock of wholly owned subsidiary for common stock	$0	$4,392,000

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

Unaudited

1.	Summary of Significant Accounting Policies

Nature of Business

VCG Holdings, Inc. (“VCG” or “the Company”) is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. As of March 31, 2007 the Company owns and operates twelve nightclubs and an upscale dance club located in suburbs of Indianapolis, Indiana; Denver, Colorado (four clubs and one dance club); East St. Louis , Illinois (five clubs), Colorado Springs, CO, Raleigh, and Louisville, KY.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2006 and March 31, 2007, and the results of operations and cash flows for the periods ended March 31, 2006 and 2007.

The financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10-QSB and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company utilizes a December 31 fiscal year, and references herein to “fiscal 2006” relate to the year ended December 31, 2006, and references to the “first”, “second”, “third”, and “fourth” quarter of a fiscal relate to the quarters ended March 31, June 30, September 30 and December 31, respectively, of the related year.

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

1.	Summary of Significant Accounting Policies (Continued)

Excluded from the computation of diluted earnings per share as anti-dilutive for the three months ended March 31, 2007 warrants for the purchase of an aggregate of 725,000 shares of common stock exercisable at a weighted average exercise price of $2.86 per share and an aggregate of 3,580,185 shares of common stock issuable upon the conversion of convertible debt or convertible preferred stock at a weighted average conversion price of $2.42 per share.

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

In January 2007, VCG sold it ownership interest of EEP. VCG transferred permanent building improvements into VCGRE and transferred other equipment, inventory related to the Penthouse name, and the Penthouse license agreement to VCG or subsidiaries’ as needed for operations. The board had elected to sell the operations and related partnership, and rent the building on a twenty year lease to an unrelated third party.

The terms of the sale are $200,000 cash and 300,000 shares of VCG stock that was held by an unrelated third party for a total sales price of $2,570,000. VGH had a carrying basis in the partnership of $2,390,811 and the Company recorded a gain on the transaction of $179,189.

The following reconciles on a summarized basis the results of operations for the three months ended March 31, 2006 previously presented with those presented herein adjusted for the effects of the discontinued operation discussed above:

	As previously reported	Discontinued Operations of EPP	As presented herein
Revenues	$4,200,934	$(361,762)	$3,839,172
Operating expenses	3,460,071	(397,135)	3,062,936

Income from operations	740,863	35,373	776,236
Other income (expense)	(347,049)	—	(347,049)
Income tax expense	—	—	—
Minority interest expense	(8,544)	—	(8,544)

Income from continuing operations	385,270	35,373	420,643
Loss from discontinued operations	—	(35,373)	(35,373)

Net income	$385,270	$—	$385,270

On October 2, 2006, the Company acquired the assets of Consolidated Restaurants Limited, LLC. a Colorado Limited Liability Company. The acquisition of Consolidated Restaurants Limited, LLC. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as VCG CO Springs, Inc. The following pro forma financial information includes the consolidated results of operations as if Consolidated Restaurants Limited, LLC. had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

December 31, 2006, the Company acquired the assets of the general partnership interest and a 91% limited partnership interest in Denver Restaurant Concepts, LP. The acquisition of Denver Restaurant Concepts, LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Denver Restaurant Concepts, LP. The following pro forma financial information includes the consolidated results of operations as if Denver Restaurant Concepts, LP. had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On January 1, 2007, the Company acquired 100% of the outstanding common stock of Kentucky Restaurant Concepts, Inc. and the management agreement from Restaurant Concepts of Kentucky, LP. The acquisition of Kentucky Restaurant Concepts, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Kentucky Restaurant Concepts, Inc. The following pro forma financial information includes the consolidated results of operations as if Kentucky Restaurant Concepts, Inc. had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

January 31, 2007, the Company acquired the assets of the general partnership interest and a 87% limited partnership interest in RCC LP. The acquisition of RCC LP. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as RCC LP. The following pro forma financial information includes the consolidated results of operations as if RCC LP. had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

January 31, 2007, the Company acquired the assets of the general partnership interest and a 82% limited partnership interest in Cardinal Management LP. The acquisition of Cardinal Management LP. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Cardinal Management LP. The following pro forma financial information includes the consolidated results of operations as if Cardinal Management LP. had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

February 28, 2007, the Company acquired the assets of the 1% general partnership interest and a 99% limited partnership interest in MRC, LP. The acquisition of MRC, LP. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as MRC, LP. The following pro forma financial information includes the consolidated results of operations as if MRC, LP. had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

February 28, 2007, the Company acquired the assets of the general partnership interest and a 89% limited partnership interest in IRC, LP. The acquisition of IRC, LP. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as IRC, LP. The following pro forma financial information includes the consolidated results of operations as if IRC, LP. had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

The following table combines the pro forma information for the above acquisitions and includes the information for each of the applicable periods:

	Pro forma Three months ended March 31, 2006	Pro forma Three months Ended March 31, 2007
Revenue	$7,458,503	$7,727,531
Net income from continuing operations	1,001,747	1,212,536
Net income	$966,374	$1,197,430
Earnings per share
Income from continuing operations	$0.13	$0.08
Loss from discontinued	(0.01)	—
Net income	$0.12	$0.08
Weighted average shares	7,999,636	14,606,729

3.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2006	March 31, 2007
Land	$556,225	$556,225
Buildings	7,614,133	8,257,233
Leasehold Improvements	3,417,645	4,337,096
Equipment	1,518,655	1,721,600
Signs	185,957	243,559
Furniture and fixtures	740,383	787,590

	14,032,998	15,903,303

Less accumulated depreciation and amortization	2,007,371	2,229,116

Net property and equipment	$12,025,627	$13,674,187

Depreciation and amortization expense was $163,665 and $221,745 for the three months ended March 31, 2006 and 2007, respectively.

Property, plant and equipment owned under capital leases, and property, plant and equipment pledged as collateral on borrowings, was as follows:

	At March 31, 2006	At March 31, 2007
Capital leases:
Cost	$1,594,633	$1,566,379
Accumulated depreciation and amortization	$(186,191)	$(230,612)

Net book value	$1,408,442	$1,335,767

Pledged as collateral:
Cost	$1,594,633	$1,566,379
Accumulated depreciation and amortization	$(186,191)	$(230,612)

Net book value	$1,408,442	$1,335,767

4.	Transactions with Related Parties

The day to day management of all the Company’s nightclubs is conducted through its wholly-owned subsidiary International Entertainment Consultants, Inc. (“IEC”). In addition to managing the clubs owned by the Company, IEC manages clubs owned by Mr. Lowrie. IEC charges those clubs a management fee which is based on an allocation of the Company’s common expenses incurred in maintaining its regional and corporate club management functions. Such fees are included in other income and were $670,259 and $434,134 for the three months ended March 31, 2006 and 2007, respectively. As of March 1, 2007 all clubs managed by IEC are owned either totally or in the majority by the Company.

Purchase of Illinois Restaurant Concepts (IRC)

Purchase of the general partnership interest and a majority of the limited partnership interest in Illinois Restaurant Concepts, LP dba “The Penthouse Club St. Louis” located in East St. Louis, Illinois. VCG purchased the general partnership interest (1%) from Illinois Acquisitions, Inc. (IAI) for 50,000 shares of restricted common stock. IAI is wholly owned by VCG’s CEO and Chairman Troy H. Lowrie. The purchase of a 87% limited partnership interest for a $4,200,000 ten year promissory note at 8.5% payable to Lowrie Management LLLP (controlled by Mr. Lowrie) and a 2% limited Partnership interest for $90,000 in cash from Michael Ocello, president of VCG. The agreement contains other terms and provisions which are customary for the purchase agreement of a partnership interest from related parties and the final price and terms are subject to the completion of independent appraisal of value, fairness opinion, the board of director review of final documents and the transfer of the liquor license being completed. The transaction was completed March 21, 2007, the final liquor license was approved and effective March 1, 2007. The company has a 10 year lease with 5 year extension options from an unrelated third party.

Purchase of MRC, LP

Purchase of the general partnership interest and a majority of the limited partnership interest in MRC, LP dba “PT Sports Cabaret St. Louis” located in East St. Louis, Illinois. VCG purchased the general partnership interest (1%) from Illinois Acquisitions, Inc. (IAI) for 50,000 shares of restricted common stock. IAI is wholly owned by VCG’s CEO and Chairman Troy H. Lowrie. The purchase of a 99% limited partnership interest is for a $3,200,000 promissory note at 8.5% payable to Lowrie Management LLLP (controlled by Mr. Lowrie). The agreement contains other terms and provisions which are customary for the purchase agreement of a partnership interest from related parties and the final price and terms are subject to the completion of independent appraisal of value, fairness opinion, the board of director review of final documents and the transfer of the liquor license being completed. The transaction was completed March 21, 2007, the final liquor license was approved and effective March 1, 2007. The company has a 10 year lease with 5 year extension options from an unrelated third party

Purchase of RCC LP

Purchase of the general partnership interest and a majority of the limited partnership interest in RCC LP located in East St. Louis, Illinois. VCG purchased the general partnership interest (1%) from Illinois Acquisitions, Inc. (IAI) for 50,000 shares of restricted common stock. IAI is wholly owned by VCG’s CEO and Chairman Troy H. Lowrie. The purchase of a 61% limited partnership interest is for $800,000 in cash from Lowrie Management LLLP (controlled by Mr. Lowrie), a 6% limited partnership interest for $84,000 cash from Michael Ocello, president of VCG, and a 20% limited partnership option for 38,235 shares of common stock. The agreement contains other terms and provisions which are customary for the purchase agreement of a partnership interest from related parties and the final price and terms are subject to the completion of independent appraisal of value, fairness opinion, the board of director review of final documents and the transfer of the liquor license being completed. The transaction was completed and effective by January 31, 2007. The company has a 10 year lease with 5 year extension options from an unrelated third party.

Purchase of Kentucky Restaurant Concepts

VCG, on January 2, 2007, signed a letter of intent to purchase a corporate entity that owns and operates the Louisville, Kentucky night club know as PT’s Showclub and to purchase the limited partnership that holds the management contract on the operations of the club. VCG entered into an agreement for the purchase of 100% of the common stock of

Kentucky Restaurant Concepts, Inc. that holds the licenses and operates the nightclub. Kentucky Restaurant Concepts, Inc. is owned by VCG’s CEO and Chairman Troy H. Lowrie. VCG will purchase the interest for $300,000 in cash. Additionally, Kentucky Restaurant Concepts, Inc. is the general partner of Restaurant Concepts of Kentucky LP that owns the management contract on the operations of the club. VCG will purchase the entire limited partnership for 800,000 shares of restricted common stock. The foregoing estimate is subject to change pending the completion of the due diligence review. The agreement contains other terms and provisions which are customary for the purchase agreement of a partnership interest from related parties and the final price and terms are subject to the completion of independent appraisal of value, fairness opinion, the board of director review of final documents and the transfer of the liquor license being completed. The sale of the corporation was completed on January 23, 2007 and effective January 1, 2007. The company has a twenty year lease with Lowrie Management an affiliate of Troy Lowrie, CEO of VCG.

Purchase of Cardinal Management LP

Purchase of the general partnership interest and a majority of the limited partnership interest in Cardinal Management LP located in East St. Louis, Illinois. VCG purchased the general partnership interest (1%) from Illinois Acquisitions, Inc. (IAI) for 50,000 shares of restricted common stock. IAI is wholly owned by VCG’s CEO and Chairman Troy H. Lowrie. The purchase of a 56.5% limited partnership interest is for $300,000 in cash from Lowrie Management LLLP (controlled by Mr. Lowrie). The agreement contains other terms and provisions which are customary for the purchase agreement of a partnership interest from related parties and the final price and terms are subject to the completion of independent appraisal of value, fairness opinion, the board of director review of final documents and the transfer of the liquor license being completed. The transaction was completed February 2, 2007 and the liquor license was approved and effective on February 1, 2007 The company has a 10 year lease with 5 year extension options from an unrelated third party.

5.	Redeemable Preferred Stock

During the three months ended March 31, 2007 the Company converted 32,500 shares of its Series A Preferred Stock for 88,798 shares of common stock at $3.66 per share, or an aggregate of $325,000. At March 31, 2007 there are no shares of Series A Preferred Stock outstanding.

The redeemable preferred stock offering costs of $297,034 were being amortized over the holding period before the call or put option. The amortization of the offering costs of $0 and $23,381 for the three months ended March 31, 2007 and 2006, respectively, is included in the preferred stock dividends.

6.	Long-term Debt

The acquisitions in the first quarter 2007 includes the following new debt and assumption of debt:

In March 2007 the Company entered into a note payable to Lowrie Management LLLP for $3,200,000 at 8.5% interest amortized over ten years payable at $39,675 per month including interest. The note is secured by the assets of the MRC. (Note 4) The balance outstanding at March 31, 2007 is $3,182,991.

In March 2007 the Company entered into a note payable to Lowrie Management LLLP for $4,200,000 at 8.5% interest amortized over ten years payable at $52,074 per month including interest. The note is secured by the assets of the IRC. (Note 4) The balance outstanding at March 31, 2007 is $4,177,676.

The Company assumed the following two notes payable to a third party as part of the acquisition of IRC. 1) Note payable at 9.25% interest payable monthly with $5,833 per month principal and secured by fixed assets of IRC. The balance at March 31, 2007 was $268,333, and 2) Note payable at 7.5% interest payable at $6,819 per month including interest, secured by assets of IRC. The balance at March 31, 2007 was $201,401.

The additional long-term has the following effect on the five year maturity schedule:

2008	$2,695,610
2009	3,949,489
2010	2,224,423
2011	4,361,324
2012	3,265,686
Thereafter	10,003,364

$26,499,896

7.	Segment Information

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

The following table sets forth certain information about each segment’s financial information for the three months ended March 31, 2006 and 2007.

	March 31,
	2006	2007
Business segment sales
Night clubs	$3,168,913	$5,953,262
Management	670,259	434,134

	$3,839,172	$6,387,396

Business segment operating income
Night clubs	$779,010	$1,343,235
Management	(2,774)	69,260

	$776,236	$1,412,495

Business segment assets
Night clubs	$26,403,770	$68,556,106
Management	568,703	749,834

	$26,972,473	$69,305,949

Business segment liabilities
Night clubs	$14,896,646	$29,456,731
Management	435,108	210,349

	$15,331,754	$29,667,080

8.	Subsequent Events

Purchase of Assets of Regale, Inc.

The purchase of the assets of Regale, Inc. in Raleigh, North Carolina was completed on April 16, 2007. The club will operate under the name “The Men’s Club®” under a trademark license with Hospitality Licensing Corporation (HLC). HLC affiliates operate and maintain nightclub operations of The Men’s Club® in Dallas, Houston and Charlotte and will operate as Raleigh Restaurant Concepts, Inc., a wholly owned subsidiary of the Company. The purchase price was $10,100,000 cash and 9,747 shares of VCG common stock to Regale, Inc.

Retirement of the capital lease obligation East St. Louis

On May 1, 2007 the Company completed the purchase of property in East St. Louis, Illinois, that houses PT’s Brooklyn. The Company paid $900,000 to complete the terms of lease purchase arrangement that was entered into in May 2002. VCG Real Estate Holdings, Inc. took title to the property in the transaction and there is no further debt on the property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion summarizes the significant factors affecting the Company’s consolidated operating results, financial condition, liquidity and capital resources during the three month periods ended March 31, 2007 and 2006 and should be read in conjunction with the financial statements appearing elsewhere herein. In addition, in conjunction with this report the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on April 2, 2007.

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

We were incorporated under the laws of the State of Colorado in 1998, but did not begin operations until April 2002. We are engaged in owning and operating nightclubs which provide quality live adult entertainment and food and beverage services. We now operate twelve adult entertainment nightclubs and one upscale dance club. Of the twelve owned adult entertainment nightclubs, three offer fine dining in full service restaurants and have VIP facilities and eleven serve alcoholic beverages.

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

In June 2002, we formed VCG Real Estate Holding Corporation, a wholly owned subsidiary, that purchased the land and buildings which houses two of our nightclubs and leases property to Phoenix, AZ to a independent third party.

Our management team has substantial experience in successfully owning and operating adult entertainment nightclubs and has in-depth knowledge of the industry.

Since we began operations, we have acquired the following nightclubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	The Platinum Club in East Saint Louis, Illinois (acquired 2002)

•	Centerfold Showclub in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Phoenix, Arizona (opened 2004 and sold in January 2007)

•	Tabu (Dance club) in Denver, Colorado (opened June 2005)

•	PT’s® Appaloosa in Colorado Springs, Colorado (acquired October 2006)

•	PT’s® Showclub in Denver, Colorado (acquired December 2006)

•	PT’s® Showclub in Louisville, Kentucky (acquired January 2007)

•	Roxy’s in East Saint Louis, Illinois (acquired February 2007)

•	PT’s® Showclub in East Saint Louis, Illinois (acquired February 2007)

•	PT’s® Sports Cabaret St. Louis in East Saint Louis, Illinois (acquired March 2007)

•	Penthouse Club St. Louis in East Saint Louis, Illinois (acquired March 2007)

The majority of the clubs operate under the branded names PT’s, Diamond Cabaret and The Penthouse Club under non-exclusive licensing agreements.

We purchased a club in Raleigh, North Carolina on April 16, 2007. The club signed a non-exclusive licensing agreement with “The Men’s Club®”. “The Men’s Club®” under a trademark license with Hospitality Licensing Corporation (HLC), its affiliates operate and maintain nightclub operations of The Men’s Club® in Dallas, Houston and Charlotte. The Men’s Club® has additional locations in Mexico City and Guadalajara Mexico under an International License and Franchise Agreement.

The aggregate cost of acquisition and build out for the twelve operating clubs was approximately $48 million.

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

We classify our operations into two reportable segments; the operations of adult nightclubs and the management of non-owned adult night clubs. Financial information on our reportable segments is presented in Note 7 of Notes to Consolidated Financial Statements (unaudited). In general we operate the management segment not with a view to generating an operating profit on the operations of that segment alone, but rather with the view that the fees generated from that segment offset expenses we incur in maintaining our regional and corporate staffs and functions and thus assist us in achieving certain economies of scale in the management of the clubs we own.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006. However, certain accounting policies and estimates are particularly important to the understanding of the our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside the control of management. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in Management’s Discussion and Analysis of Financial Position and Results of Operations – Critical Accounting Policies in our Annual report on Form 10-KSB for the year ended December 31, 2006.

Results of Operations - First Quarter ended March 31, 2007 Compared to March 31, 2006

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,		Percentage
	2006	2007	change
	as restated
Revenues
Sales of alcoholic beverages	1,655,014	3,160,258	91.0%
Sales of food and merchandise	273,198	357,617	30.9%
Service revenue	849,978	1,738,880	104.6%
Other	1,060,982	1,130,641	6.6%

Total revenue	3,839,172	6,387,396	66.4%

Operating Expenses
Cost of goods sold	563,113	883,616	56.9%
Salaries and wages	1,167,120	1,374,566	17.8%
Management fee	—	—	*
Other general and administrative
Taxes and permits	85,902	249,645	190.6%
Charge card and bank fees	61,117	65,691	7.5%
Rent	147,073	539,145	266.6%
Legal and professional	73,645	147,629	100.5%
Advertising and marketing	111,397	257,383	131.1%
Other	689,904	1,235,481	79.1%
Depreciation & amortization	163,665	221,745	35.5%

Total operating expenses	3,062,936	4,974,901	62.4%

Income from operations	776,236	1,412,495	82.0%

Other income (expenses)
Interest expense	(345,046)	(536,672)	55.5%
(Loss) gain on sale of assets	(18,024)	179,189	1,094.2%
Unrealized gain on marketable securities	12,280	8,381	*
Other	—	—	* %
Interest income	3,741	147,789	3,850.5%

Total Other Income (Expenses)	(347,049)	(201,313)	(42.0)%

Income continuing operations before income taxes	429,187	1,211,182	182.2%
Income tax expense – current	—	—	*
Income tax expense – deferred	—	150,000	*

Total income taxes	—	150,000	*

Minority interest	(8,544)	(33,244)	289.1

Income continuing operations	$420,643	$1,027,938	144.4%

*	— not meaningful

Revenues

Our revenues from our owned clubs include revenues from the sale of alcoholic beverages, food and merchandise, and service revenues, which include the fees entertainers pay us to be allowed to perform at our clubs and fees we charge for admission to our clubs. Those revenues increased from $3,839,172 for the three months ended March 31, 2006 to

$6,387,396 for the three months ended March 31, 2007. The increase for the three month ended December 31, 2007 of $2,548,224 or 66.4%, resulted principally from the acquisition of seven clubs from October 2006 and March 31, 2007. The revenue has also been adjusted to remove the discontinued operations in Phoenix, AZ. Revenue on a pro forma basis increased from $7,458,503 for three months ended March 31, 2006 to $7,727,531 for the three months ended March 31, 2007, an increase of $269,028 or 3.6%. We acquired operations in Colorado Springs, four in East St. Louis, Louisville and Denver and its revenue accounted for 1.24% of the 2007 increase. The revenue changes at our “existing clubs” (i.e., the clubs open for the same period throughout both 2006 and 2007 ranged from a decrease of 2.41% to an increase of 4.12%. The 2007 same store revenue was a decrease of 2.1%. We have reviewed the performance of each of the clubs to determine the reason of the increase or decrease in revenue for the three months ended March 31, 2007 as compared to three months ended March 31, 2006. During the month of January our revenue was affected by weather in the Colorado and St. Louis markets. We have estimated that we had over $210,000 loss in sales for January and were down 14.3% as compared to January 2006. We have regained most of the lost revenue as compared to 2006 and finished only down 2,41% for the period.

Other revenues, which are comprised principally of the management fees that IEC charges for the management of the clubs that we do not own, ATM fees and other ancillary revenue increased by $69,659 for the three months ended March 31, 2007. The decrease for the management fees was $236,125 for the three months ended March 31, 2007 as compared to the same period for fiscal 2006. The decrease is related to purchase of the managed clubs and we expect that future fees will only reflect the amount of related expenses that are now being paid directly by the clubs and be eliminated in the consolidation of the financial statements. The increase of $305,784 for the three months ended March 31, 2007 reflects an increase of other income due to recognizing $246,991 for insurance refunds and other adjustments to the self insurance reserve. The balance of the increase was due mainly increases in ATM fees.

Cost of Goods Sold

For the three months ended March 31, 2007, cost of goods sold, which represents the costs of the alcohol, food and merchandise we sell, increased by 4.4% in comparison to the 5.1% increase in the combined revenues from the sales of alcohol and food and merchandise. The relationship of our cost of sales to our revenues from the sale of alcohol and food and merchandise varies from club to club depending on various factors, including the variety of food offered, whether the club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” clubs will have a greater variety of food offered, a boutique and higher percentage of wine and champagne sales. This will generally produce a lower overall margin on the club’s revenues. During 2005, we began a program to control the costs and ratios of the margins in the “upscale” clubs as a result the consolidated gross margin as a percent of revenue increased in 2007 over 2006.

Salaries and Wages

Salary and wages expenses increased by 17.8% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. The increase of 17.8% as compared to revenue increase of 39.9% reflects the effects of the increases in revenues on the economies of scale in our operations.

Other General and Administrative Expenses

Taxes and permits increased by 163,743 or 190.6% for three months ended March 31, 2007 as compared to the same period in fiscal 2006. The increase is the result of three factors: First, for all of the clubs we changed the way that we pay club management by paying at the club level creating payroll taxes that were previously part of the management fees charged by IEC for management. Secondly, we have received a 6.6%, averaged between all of the clubs, increase in property taxes. Third, the increase of seven clubs and their related property and payroll taxes

Rent increased $392,072 or 266.6% for the three months ended March 31, 2007 as compared to the same period in fiscal 2006. This increase reflects the rents paid in the acquired clubs as compared to the same period fiscal 2006. During fiscal 2006 we had six clubs and owned two of the buildings with no rent expense related to the buildings. During the period ended March 31, 2007 we have rent expense on ten clubs.

Legal and professional expenses increased by $73,984 or 100.5% for the three months ended March 31, 2007 as compared to the same period fiscal 2006. These expenses increase for the three months ending March 31, 2007 is directly related to acquisition of new clubs and our growth.

Advertising and marketing expenses increased $145,986, representing a 131.1% increase for the three months ended March 31, 2007 over the same period in fiscal 2006. The increases are attributable to the increase in the number of clubs and advertising as a total is in line with our budgets for all of the clubs.

Other general and administrative expenses increased $545,577, representing a 79.1% increase for the three months ended March 31, 2007 as compared to the same period fiscal 2006. The increase relates directly to the increase in our operations as reflected in the growth in our revenues and acquisition of seven clubs.

Depreciation and Amortization

Depreciation and amortization increased by $58,080 or 35.5% for the three months ended March 31, 2007 as compared to the same period in 2006. This increase is directly related to the acquisition of seven clubs.

Interest Expense

Interest expense increased by $191,626 or 55.5% during the three months ended March 31, 2007 as compared to the same period in 2006. The increase is due to the borrowings from Lowrie Management LLLP incurred during fiscal 2007 to finance the acquisition of three of their clubs.

Interest Income

Interest income increased $144,048 for the three months ended March 31, 2007 as compared to the same period 2006. The increase is directly due cash received from the sale of common stock during the fiscal period 2007.

Gain on sale of assets

The $179,189 gain on sale of assets represents the gain on the sale of the membership interest in Epicurean Enterprises, LLC in January 2007.

Deferred Income Taxes

Deferred income taxes represent the estimate of income taxes due on difference between book net income and income tax for the period reduced by the remaining net operating loss carryforward and income tax credits earned for the three months ended March 31, 2007.

Income from Continuing Operations

As a result of the factors discussed above, net income increased to $1,027,938 for the three months ended March 31, 2007 as compared with $420,643 for the same period in 2006.

Net Income Applicable to Common Shareholders and Earnings Per Share

For the three months ended March 31, 2006, we paid or accrued dividends of $238,310, including $23,381 of amortization of preferred stock offering costs, on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net income applicable to common shareholders to $146,960 for the three months ended March 31, 2006. The Series A Preferred Stock was completely converted to common stock by March 31, 2007, in addition, we were not paying a dividend on the Series A Preferred Stock after November 24, 2006. For the three months ended March 31, 2007 the net income applicable to common shareholders was $1,012,853.

Business Segments and Results

The following table sets forth certain information about each segment’s financial information for the three months ended March 31, 2006 and 2007.

	March 31,
	2006	2007
	Restated
Business segment sales
Night clubs	$3,168,913	$5,953,262
Management	670,259	434,134

	$3,839,172	$6,387,934

	Restated
Business segment operating income
Night clubs	$779,010	$1,343,235
Management	(2,774)	69,260

	$776,236	$1,412,495

Business segment assets
Night clubs	$26,403,770	$68,556,106
Management	568,703	749,834

	$26,972,473	$69,305,949

Business segment liabilities
Night clubs	$14,896,646	$29,456,731
Management	435,108	210,349

	$15,331,754	$29,667,080

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

Liquidity and Capital Resources

The level of current assets and liabilities necessary for nightclub operations does not materially fluctuate and is very predictable, and we anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next twelve months. However, since we began our operations in April 2002, we have acquired and now operate twelve nightclub operations for a total cost of approximately $47 million. We funded these acquisitions primarily through issuances of our common and preferred stock (approximately $40 million) and assumptions of indebtedness (approximately $27 million). We now have cash, lines of credit and internal cash flow to fund at least four more acquisitions, that includes the $10 million acquisition completed in April 2007. The acquisition or construction of additional clubs will require us to obtain additional debt or equity capital. There can be no assurance that such capital will continue to be available upon terms that are acceptable to us, if such financing is available at all. An inability to obtain such additional financing could have an adverse effect on our strategy of growth through the acquisition of clubs, the upgrade of existing clubs and the development and construction of clubs in areas that are not market saturated and already receptive to well-managed upscale clubs.

Working Capital

At March 31, 2007 and December 31, 2006, the Company had approximately cash and cash equivalents of $17,375,000 and $2,100,000 and total current assets of $23,700,000 and $3,500,000, respectively. Our current assets exceeded our current liabilities by $18,850,000 at March 31, 2007 as compared to ($250,000) at December 31, 2006.

Capital Resources

We had stockholders’ equity of $39,538,869 as of March 31, 2007 and $12,995,623 at December 31, 2006. The change is the result of the income during the fiscal quarter, sale of common stock, conversion of preferred stock, and acquisition of nightclubs for common stock.

During the three months ended March 31, 2007 we sold 3,000,000 shares of common stock in a private placement for $7.10 per share and netted $20,400,000. We also received $770,771 from the exercise of warrants issued as part of the sale Senior Debt in November 2005. We have working capital in excess of $20 million available for acquisitions at March 31, 2007. In April we purchased a club Raleigh, North Carolina for $10 million and our under contract to purchase a club in Minneapolis, Minnesota for $7 million in late May 2007. Our plans are to purchase three more clubs in fiscal 2007 with the remaining cash, internal cash flow and an open bank line of credit. We are continuing to pursue additional lines of credit and financing sources and part of our growth plan.

The net cash provided by operating activities was $1,088,091 for the three months ended March 31, 2007 and $719,403 for the three months ended March 31, 2006. The increase in the cash flow provided by operations was due to the increase in our net income for those periods and reduced by the cash flows used to decrease accounts payables.

The net cash used by investing activities for the three months ended March 31, 2007 was $14,286,159. $933,208 was for equipment and improvements, $4,778,112 was for short term investments, $8,553,580 for acquisition of clubs, $221,259 for deposits paid for contracts to purchase acquisitions. This was offset by $200,000 of investing cash inflows from our sale of EEP. The net investing cash outflows for the three months ended March 31, 2007 were financed from sale of common stock and borrowing. The net cash provided by investing activities for the three months ended March 31, 2006 was $812,252, resulting from the use of $31,360 for equipment and leaseholds and $15,454 for investments, offset by $857,500 from sale assets and $1,566 return of a deposit.

Cash provided by financing activities for the three months ended March 31, 2007 was $28,561,017. We used $400,876 to repay debt, $31,960 to make payments on capital leases, and $16,000 for loan fees. These were offset by $21,170,771 received in the sale of common stock, net of offering costs, $7,400,000 in financing from Lowrie Management LLLP, and cash received as part of the acquisition of clubs. The cash used from financing activities for the three months ended March 31, 2006 was $1,460,749, $815,056 was applied to the reduction of debt and capital leases, $214,930 payment of preferred stock dividend and $939,653 redemption of preferred stock. The net cash inflow from financing activities for the three months ended March 31, 2006 resulted from $504,000 from the issuance of new debt, and $4,890 provided payment on notes receivable.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Item 3.	Controls and Procedures

As of March 31, 2007, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

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

VCG HOLDING CORP.
(Registrant)

Date: May 15, 2007	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ Donald W. Prosser
Donald W. Prosser, Chief Financial and Accounting Officer
(Principal Accounting Officer)