Form 10QSB
period 2007-06-30
VCG HOLDING CORP
filed 2007-08-15
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2007

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

As of August 10, 2007, there were 17,013,985 shares of the issuer’s common stock, $.0001 par value, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	December 31 2006	June 30 2007
Assets
Current Assets
Cash & cash equivalents	$2,011,178	$5,195,800
Investments	259,652	279,119
Other receivables	250,458	132,507
Inventories	450,784	606,363
Prepaid expenses	274,325	334,490
Income taxes receivable	272,244	272,244

Total Current Assets	3,518,641	6,820,523

Property, Plant and Equipment
Property, plant and equipment	14,032,998	26,303,383
Less accumulated depreciation	2,007,371	4,301,179

Net property, plant and equipment	12,025,627	22,002,204

Other Assets
Other receivables – long-term	78,205	—
Deposits	961,129	699,438
License costs	126,944	2,721,345
Loan fees, net	15,669,928	135,286
Goodwill	75,628	41,230,169
Plans and drawings	2,591,068	75,628
Deferred offering costs	32,528	20,583

Total Other Assets	19,535,430	44,882,449

Total Assets	$35,079,698	$73,705,176

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable – trade	$566,707	$473,964
Accrued expenses	414,209	1,053,290
Deferred revenue	41,226	164,086
Current portion of capitalized lease	949,664	8,824
Current portion of long-term debt	1,811,533	2,822,222

Total current liabilities	3,783,339	4,522,386

Long-term Debt
Deferred income taxes	200,000	550,000
Liabilities to be disposed of	99,144	—
Capitalized lease	28,455	23,916
Long-term debt	17,202,105	23,285,244

Total long-term debt	17,529,704	23,859,160

Minority Interest Liability	646,032	3,660,741

Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized; 32,500 (2006) and -0- (2007) issued and outstanding	325,000	—

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 12,165,441 (2006) and 16,930,653 (2007) shares issued and outstanding	1,265	1,693
Paid-in capital	15,235,465	41,350,099
Retained earnings	(2,441,107)	311,097

Total stockholders’ equity	12,795,623	41,662,889

Total Liabilities and Stockholders’ Equity	$35,079,698	$73,705,176

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three Months Ended		Six Months Ended
	June 30,
	As Restated		As Restated
	2006	2007	2006	2007
Revenues
Sales of alcoholic beverages	$1,707,216	$4,685,972	$3,362,230	$7,846,230
Sales of food and merchandise	245,257	534,161	518,455	891,778
Service revenue	1,055,611	3,412,112	1,905,589	5,150,992
Management fees and other income	980,199	884,731	2,041,181	2,015,372

Total revenue	3,988,283	9,516,976	7,827,455	15,904,372

Operating Expenses
Cost of goods sold	608,865	1,290,154	1,171,978	2,173,770
Salaries and wages	1,131,834	2,120,578	2,298,954	3,495,144
Other general and administrative
Taxes and permits	74,029	344,864	159,931	594,509
Charge card and bank fees	55,535	96,010	116,652	161,701
Rent	152,956	976,025	300,029	1,515,170
Legal and professional	76,200	225,334	149,845	372,963
Advertising and marketing	112,168	390,540	223,565	647,923
Other	689,409	1,354,927	1,379,313	2,590,408
Depreciation & amortization	159,409	284,019	323,074	505,764

Total operating expenses	3,060,405	7,082,451	6,123,341	12,057,352

Income from operations	927,878	2,434,525	1,704,114	3,847,020

Other income (expenses)
Interest expense	(336,630)	(582,014)	(681,676)	(1,118,686)
Interest income	3,421	142,429	7,162	290,218
Unrealized gain (loss) on marketable securities	(7,580)	553	4,700	8,934
Gain on sale of assets	62,208	11,067	44,184	190,256

Total Other Income (Expenses)	(278,581)	(427,965)	(625,630)	(629,278)

Income from continuing operations before income taxes	649,297	2,006,560	1,078,484	3,217,742

Income tax expense – current	—	—	—	—
Income tax expense – deferred	—	200,000	—	350,000

Total income taxes	—	200,000	—	350,000

Minority interest	(36,436)	(59,572)	(44,980)	(92,816)

Net income from continuing operations	612,861	1,746,988	1,033,504	2,774,926

Discontinued operations
Loss from operations of discontinued operating segment	(95,362)	(7,638)	(130,735)	(22,723)
Income tax	—	—	—	—

Loss from discontinued operations	(95,362)	(7,638)	(130,735)	(22,723)

Net Income	517,499	1,739,350	902,769	2,752,203
Preferred stock dividends	(208,945)	—	(447,256)	—

Net income applicable to common shareholders	$308,553	$1,739,350	$455,513	$2,752,203

Earnings per share:
Basic income per common share
Income from continuing operations	$0.07	$0.11	$0.12	$0.17
(Loss) from discontinued operations	(0.01)	(0.00)	(0.02)	(0.00)
Preferred stock dividend	(0.02)	—	(0.05)	—

Net income applicable to common shareholders	$0.04	$0.11	$0.05	$0.17

Fully diluted income per common share
Net income from continuing operations	$0.07	$0.10	$0.12	$0.17
(Loss) from discontinued operations	(0.01)	(0.00)	(0.02)	(0.00)
Preferred stock dividend	(0.02)	—	(0.05)	—

Net income applicable to common shareholder	$0.04	$0.10	$0.05	$0.17

Weighted average shares outstanding	8,686,680	16,901,668	8,671,624	15,745,199
Fully diluted weighted average shares outstanding	8,686,680	17,144,056	8,671,624	15,996,567

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Statement of Stockholder’s Equity

For the Six Months Ended June 30, 2007

Unaudited

			Additional Paid-in Capital		Total Stockholders’ Equity
	Common Stock			Retained
	Shares	Amount		Earnings
Balances, December 31, 2006	12,645,441	$1,265	$15,235,465	$(2,441,107)	$12,795,623
Sale of common stock for cash	3,246,773	324	21,200,890		21,201,214
Conversion of preferred stock to common stock	88,798	9	324,991		325,000
Offering costs			(124,347)		(124,347)
Cashless warrants	162,212	17	(17)
Common stock issued for General Partnership interest	200,000	20	1,836,980		1,837,000
Common stock issued for limited partnership interest	38,235	3	326,906		326,909
Common stock issued for common stock of Kentucky Restaurant Concepts, Inc.	800,000	80	4,391,920		4,392,000
Cancel common stock for part payment on sale of Epicurean Enterprises, LLC	(300,000)	(30)	(2,369,970)		(2,370,000)
Issue warrants for services			61,372		61,372
Issue common stock for services	49,195	5	465,909		465,914
Net income for the six months ended, June 30, 2007	—	—	—	2,752,203	2,752,203

Balances, June 30, 2007	16,930,653	$1,693	$41,350,099	$311,096	$41,662,888

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flow

For the Six Months Ended,

Unaudited

	June 30,
	2006	2007
Net income	$902,768	$2,752,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	548,405	563,740
(Increase) decrease in other receivables	—	(39,293)
(Increase) decrease in inventory	32,916	(26,993)
(Increase) decrease in prepaid expenses	150,546	(14,765)
(Increase) decrease in other current assets	—	18,950
(Gain) loss on disposition of assets	(44,184)	(179,189)
Unrealized (gain) loss on marketable securities	(4,700)	(8,934)
Increase (decrease) in trade accounts payable	(116,737)	(189,407)
Increase (decrease) in income taxes payable	—	(52,245)
Increase (decrease) in deferred taxes payable	—	350,000
Increase (decrease) in deferred revenue	6,293	14,861
Increase (decrease) in accrued expenses	(288,441)	271,111

Net cash provided by operating activities	1,237,436	3,460,040

Investing Activities
Investments	(11,038)	(19,467)
Goodwill	—	(16,806,245)
Purchases of equipment and leasehold improvements	(91,220)	(9,290,417)
Costs of licenses	—	(1,529,572)
Deposits	1,565	1,041
Proceeds from disposition of assets	434,897	200,000

Net cash provided (used) by investing activities	334,179	(27,444,660)

Financing Activities
Cost of loan fees	(14,883)	(66,000)
Deferred offering costs	—	(42,043)
Payments on notes receivable	99,555	—
Payment on capitalized lease	(26,772)	(939,261)
Proceeds from mortgage payable	3,836,000	7,500,792
Payments on mortgage payable	(3,323,770)	(894,090)
Loan from related party	—	—
Preferred stock dividend	(413,774)	—
Acquisition cash	—	442,529
Discontinued operations cash	—	(3,456)
Redemption of preferred stock	(1,574,923)	—
Proceeds of common stock	— .	21,170,771

Net cash provided (used) by financing activities	(1,418,567)	27,169,242

Net increase in cash	153,048	3,184,622

Cash beginning of period	547,937	2,011,178

Cash end of period	$700,985	$5,195,800

Interest Paid	$593,951	$1,031,095

Supplemental disclosure of non-cash investing and financing activities:
Amortization of preferred stock offering costs	$33,481	$—

Common stock issued for services	$0	$465,914

Preferred stock converted to common stock	$0	$325,000

Purchased general partnership interests for common stock	$0	$1,837,000

Purchase common stock of wholly owned subsidiary for common stock	$0	$4,392,000

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

For the six months ended, June 30, 2007

Unaudited

1 Summary of Significant Accounting Policies

Nature of Business

VCG Holdings, Corp. (“VCG” or “the Company”) is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. As of June 30, 2007, the Company owns and operates fourteen adult clubs and an upscale dance club located in the suburbs of Indianapolis, Indiana; Denver, Colorado (four clubs and one dance club); East St. Louis , Illinois (five clubs), Colorado Springs, CO, Raleigh, NC, Louisville, KY and Minneapolis, MN.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2006 and June 30, 2007, and the results of operations and cash flows for the periods ended June 30, 2006 and 2007.

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

2. Acquisitions and Discontinued Operations

In January 2007, VCG sold its ownership interest of Epicurean Enterprises, LLC “EEP”. VCG transferred some of the building improvements presently attached or are part of the building into VCG Real Estate Holdings, Inc. “VCGRE” and other equipment, inventory related to the Penthouse name, and the Penthouse license agreement to VCG or subsidiaries’ as needed for operations. The board had elected to sell the operations and related partnership, and rent the building on a twenty year lease to an unrelated third party.

The terms of the sale are $200,000 cash and 300,000 shares of VCG stock that was held by an unrelated third party for a total sales price of $2,570,000. VGG had a carrying basis in the partnership of $2,390,811 and a gain on the transaction of $179,189.

The following reconciles on a summarized basis the results of operations for the six months ending June 30, 2006 previously presented with those presented herein adjusted for the effects of the discontinued operation discussed above:

	As previously reported	Discontinued Operations of EEP	As presented herein
Revenues	$8,512,833	$(685,379)	$7,827,455
Operating expenses	6,940,033	(816,692)	6,123,341

Income from operations	1,572,801	131,313	1,704,114
Other income (expense)	(625,053)	(578)	(625,630)
Income tax expense	—	—	—
Minority interest expense	(44,980)	—	(44,980)

Income from continuing operations	902,768	130,735	1,033,504
Loss from discontinued operations	—	(130,735)	(130,735)

Net income	$902,768	$—	$902,769

The following reconciles on a summarized basis the results of operations for the three months ended June 30, 2006 previously presented with those presented herein adjusted for the effects of the discontinued operation discussed above:

	As previously reported	Discontinued Operations of EEP	As presented herein
Revenues	$4,311,900	$(323,616)	$3,988,283
Operating expenses	3,479,962	(419,557)	3,060,405

Income from operations	831,938	95,940	927,878
Other income (expense)	(278,004)	(597)	(278,581)
Income tax expense	—	—	—
Minority interest expense	(36,436)	—	(36,436)

Income from continuing operations	517,498	95,362	612,861
Loss from discontinued operations	—	(95,362)	(95,362)

Net income	$517,498	$—	$517,499

On October 2, 2006, the Company acquired assets of Consolidated Restaurants Limited, LLC a Colorado limited liability company. The acquisition of Consolidated Restaurants Limited, LLC was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as VCG CO Springs, Inc. The following pro forma financial information includes the consolidated results of operations as if Consolidated Restaurants Limited, LLC had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On December 31, 2006, the Company acquired the general partnership interest and a 91% limited partnership interest in Denver Restaurant Concepts, LP. The acquisition of Denver Restaurant Concepts, LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Denver Restaurant Concepts, LP. The following pro forma financial information includes the consolidated results of operations as if Denver Restaurant Concepts, LP had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On January 1, 2007, the Company acquired 100% of the outstanding common stock in Kentucky Restaurant Concepts, Inc. and the management agreement from Restaurant Concepts of Kentucky, LP. The acquisition of Kentucky Restaurant Concepts, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Kentucky Restaurant Concepts, Inc. The following pro forma financial information includes the consolidated results of operations as if Kentucky Restaurant Concepts, Inc. had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On January 31, 2007, the Company acquired the general partnership interest and a 87% limited partnership interest in RCC LP. The acquisition of RCC LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as RCC LP. The following pro forma financial information includes the consolidated results of operations as if RCC LP had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On January 31, 2007, the Company acquired the general partnership interest and a 82% limited partnership interest in Cardinal Management LP. The acquisition of Cardinal Management LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Cardinal Management LP. The following pro forma financial information includes the consolidated results of operations as if Cardinal Management LP had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On February 28, 2007, the Company acquired the general partnership interest and a 99% limited partnership interest in MRC, LP. The acquisition of MRC, LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as MRC, LP. The following pro forma financial information includes the consolidated results of operations as if MRC, LP had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On February 28, 2007, the Company acquired the general partnership interest and a 89% limited partnership interest in IRC, LP. The acquisition of IRC, LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as IRC, LP. The following pro forma financial information includes the consolidated results of operations as if IRC, LP had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On April 1, 2007, the Company acquired the majority of the assets of Regale, Inc., Raleigh, North Carolina. The acquisition of Regale, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Raleigh Restaurant Concepts, Inc. The following pro forma financial information includes the consolidated results of operations as if Regale, Inc. had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On May 30, 2007, the Company acquired the majority of the assets, including the common stock of Classic Affairs, Inc., Minneapolis, Minnesota. The acquisition of Classic Affairs, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Classic Affairs, Inc. and the assets are held in VCG MN, Inc. VCG MN, Inc. is a wholly owned subsidiary of the Company and Classic Affairs, Inc. is a wholly owned subsidiary of VCG MN, Inc. The following pro forma financial information includes the consolidated results of operations as if Classic Affairs, Inc. had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

The following combines the pro forma information for the above acquisitions and includes the information for each for the applicable periods:

	Six months Ended June 30, 2006	Six months Ended June 30, 2007
Revenue	$21,080,697	$20,708,720
Net income from continuing operations	4,921,891	4,897,246
Net income	$3,782,456	$3,995,568
Earnings per share
Income from continuing operations	$0.37	$0.31
Loss from discontinued	—	—
Net income	$0.29	$0.25
Weighted average shares	13,251,055	15,996,567

	Three months Ended June 30, 2006	Three months Ended June 30, 2007
Revenue	$10,866,461	$10,556,634
Net income from continuing operations	2,703,730	2,423,265
Net income	$1,949,418	$2,019,693
Earnings per share
Income from continuing operations	$0.20	$0.15
Loss from discontinued	—	—
Net income	$0.15	$0.13
Weighted average shares	13,251,055	15,996,567

3 Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31, 2006	June 30, 2007
Land	$556,225	$1,044,539
Buildings	7,614,133	11,018,243
Leasehold Improvements	3,417,645	8,836,374
Equipment	1,518,655	2,356,968
Signs	185,957	261,390
Furniture and fixtures	740,383	2,785,869

	14,032,998	26,303,383
Less accumulated depreciation and amortization	2,007,371	4,301,179

Net property, plant, and equipment	$12,025,627	$22,002,204

Depreciation and amortization expense was $323,074 and $505,764 for the six months ended June 30, 2006 and 2007, respectively.

4 Transactions with Related Parties

The day to day management of all the Company’s nightclubs is conducted through the Company’s wholly-owned subsidiary International Entertainment Consultants, Inc. (“IEC”). In addition to managing the clubs owned by the Company, IEC manages clubs owned by Mr. Lowrie until March 1, 2007. IEC charges those clubs a management fee which is based on an allocation of the Company’s common expenses incurred in maintaining its regional and corporate club management functions. Such fees are included in other income and were $1,320,689 and $478,282 for the six months ended June 30, 2006 and 2007, respectively, and were $650,430 and $-0- for the three months ended June 30, 2006 and 2007, respectively.

5 Redeemable Preferred Stock

During the three months ended June 30, 2007, the Company converted 32,500 shares of its Series A Preferred Stock for 88,798 shares of common stock at $3.66 per share, or an aggregate of $325,000. At June 30, 2007, there are no shares of Series A Preferred Stock outstanding.

The redeemable preferred stock offering costs of $297,034 were being amortized over the holding period before the call or put option. The amortization of the offering costs of $0 and $33,481 for the six months ended June 30, 2007 and 2006, respectively, is included in the preferred stock dividends.

6. Long-Term Debt

In June 2006, VCG entered into an additional line of credit agreement with a bank. The new line of credit is $5,000,000 and has an interest rate of 8.5%, and is due June 28, 2008. The note is secured by VCG’s assets, common stock of VCG owned by Lowrie Management LLLP, and guaranteed by Troy H Lowrie.

7. 4th Street Partnership, LLLP Private Placement

The Company offered ownership interests in 4th Street Partnership LLLP in a private placement. The private placement is now closed and there was a total 99.9% ownership that sold for $3,000,000. The partnership purchased the land and building the houses the club in Minneapolis, Minnesota. The assets of the partnership are included in these financial statements.

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

The following table sets forth certain information about each segment’s financial information for the six months ended June 30, 2006 and 2007.

	June 30,
	2006	2007
Business segment sales
Night clubs	$6,506,766	$15,426,090
Management	1,320,689	478,282

	$7,827,455	$15,904,372

Business segment operating income
Night clubs	$1,691,834	$3,484,656
Management	12,280	362,364

	$1,704,114	$3,847,020

Business segment assets
Night clubs	$26,080,367	$72,899,574
Management	667,489	805,602

	$26,747,856	$73,705,176

Business segment liabilities
Night clubs	$15,249,214	$28,036,038
Management	515,569	345,508

	$15,764,783	$28,381,546

The following table sets forth certain information about each segment’s financial information for the three months ended June 30, 2006 and 2007.

	June 30,
	2006	2007
Business segment sales
Night clubs	$3,337,853	$9,472,828
Management	650,430	44,148

	$3,988,283	$9,516,976

Business segment operating income
Night clubs	$912,824	$2,393,200
Management	15,054	41,325

	$927,878	$2,434,525

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth hereunder, Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), presents significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources that occurred during the six month period that ended June 30, 2006 and 2007. Likewise, the MD&A should be read in conjunction with the financial statements appearing elsewhere in this Form 10-QSB (this “Report”). In conjunction with this Report, the MD&A discussed in Form 10-KSB for the year ended December 31, 2006 and filed with the Securities and Exchange Commission (“SEC”) on March 31, 2007, should be referred to when reading this Report.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act: Statements made in this Report that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. These risks could affect certain of our nightclubs, while certain other risks could affect all of the Company’s nightclubs and/or other business segments.

Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, are based on the exercise of business judgment as well as assumptions made by, and information currently available to us. When used in this MD&A, the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and other words of similar import, are intended to help identify forward-looking statements. One should not place undue reliance on these forward-looking statements. Such statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results could differ materially from those anticipated in these forward-looking statements. Although, we believe that our expectations are based on reasonable assumptions; however, we cannot give any assurance, whatsoever, that our expectations will materialize.

Forward looking statements made herein are based on our current expectations that could involve a number of risks and uncertainties and therefore, such expectations should not be considered guarantees of future performance. Certain of those risk factors that could cause actual results to differ materially, include, without limitation, the following:

•	Dependence on key management personnel.

•	Competitors with greater financial resources.

•	The impact of competitive pricing.

•	The timing of openings of competitors’ clubs.

•	The ability of management to execute acquisition and expansion plans and motivate personnel in the execution of such plans.

•	Interruptions or cancellation of existing contracts.

•	Adverse publicity related to the company.

•	Changes in the laws governing the operation of adult entertainment businesses.

•	An inability to arrange additional debt or equity financing.

•	Adverse claims relating to our use of trademarks and/or tradenames.

•	The adoption of new, or changes in, accounting principles.

•	The costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002.

Actual results may differ materially from those set forth in forward-looking statements as a result of certain of those factors set forth above, including such factors disclosed under “Risk Factors,” or any factors as may be included elsewhere in this Report. More information about factors that potentially could affect our financial results is included in the Company’s filings with the SEC; however, we are under no obligation, nor do we intend to update, revise or otherwise publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

General Overview

It is our desire to provide all parties who may read this MD&A an understanding of the Company’s past performance, its financial condition and its prospects of going forward in the future. Accordingly, we will discuss and provide our analysis of the following:

•	Overview of the business.

•	Critical accounting policies.

•	Results of operations.

•	Overview of business segments.

•	Liquidity and capital resources.

•	New accounting pronouncements.

The Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April 2002. The Company is engaged in owning and operating nightclubs which provide quality live adult entertainment, food and beverage services. Currently, we operate fourteen adult entertainment nightclubs and one upscale dance club (collectively referred to as the “Clubs”). Three of the Clubs offer full service restaurants with fine dining and have VIP facilities for its members. Fourteen Clubs serve alcoholic beverages.

We believe maximum profitability and sustained growth in the industry can only be obtained from owning and operating upscale adult entertainment nightclubs. Our current strategy is to acquire and upgrade existing adult nightclubs. Likewise, it is our intent to develop and build upscale nightclubs in areas that are not market saturated and are open to well-managed upscale clubs.

The Company owns International Entertainment Consultants, Inc. (“IEC”), which provides management services to our nightclubs and, on a fee basis, to non-owned affiliated nightclubs. IEC was originally formed in 1980; at the time of acquisition in October 2003, IEC was owned by Troy H. Lowrie, our Chairman of the Board and Chief Executive Officer.

In June 2002, the Company formed VCG Real Estate Holding Corporation, a wholly owned subsidiary, that purchased the land and buildings which house four of our Clubs.

Management has substantial experience in owning and operating successful adult entertainment nightclubs and thereby, our management has gained an in-depth knowledge of the industry in which the Company does business.

Since the Company began its operations, we have acquired the following Clubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	The Platinum Club in East Saint Louis, Illinois (acquired 2002)

•	Centerfold Showclub in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Phoenix, Arizona (opened 2004 and sold in January 2007)

•	Tabu (Dance club) in Denver, Colorado (opened June 2005)

•	PT’s® Appaloosa in Colorado Springs, Colorado (acquired October 2006)

•	PT’s® Showclub in Denver, Colorado (acquired December 2006)

•	PT’s® Showclub in Louisville, Kentucky (acquired January 2007)

•	Roxy’s in East Saint Louis, Illinois (acquired February 2007)

•	PT’s® Showclub in East Saint Louis, Illinois (acquired February 2007)

•	PT’s® Sports Cabaret St. Louis in East Saint Louis, Illinois (acquired March 2007)

•	Penthouse Club St. Louis in East Saint Louis, Illinois (acquired March 2007)

•	The Men’s Club® in Raleigh, North Carolina (acquired April 2007)

•	Schiek’s Palace Royal in Minneapolis, Minnesota (acquired May 2007)

The majority of the Clubs operate under the branded names PT’s, Diamond Cabaret and The Penthouse Club, which are pursuant to non-exclusive licensing agreements.

The aggregate cost of acquisition for the fourteen operating clubs was approximately $70 million.

The day to day management of the Clubs is conducted through IEC. IEC provides the Clubs with management and supervisory personnel to oversee operations, hire and contract for all operating personnel, establish Club policies and procedures, compliance monitoring, purchasing, accounting and other administrative services, and prepares financial, operating reports, and income tax returns. IEC charges the Clubs a management fee based on the Company’s common expenses incurred in maintaining these functions.

We classify the Company’s operations into two reportable segments; the operations of the Clubs and the management of non-owned adult night clubs. Financial information on our reportable segments is presented in Note 8 of the Notes to Consolidated Financial Statements. In general, we operate the management segment, not with a view to generate an operating profit from the operations of that segment alone, but rather with the view that the fees generated from that segment offsets certain expenses we incur in maintaining our regional and corporate staff and thereby, it assists us in achieving certain economies of scale in the management of the Clubs.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of the “Notes to the Consolidated Financial Statements,” which is included in our Annual Report, Form 10-KSB for the year ended December 31, 2006. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by us. Further, such accounting policies and estimates can be materially affected by changes from period to period in economic factors or conditions that are outside our control. As a result, our accounting policies and estimates are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, future business plans and projected financial results and the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as may be appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations – Critical Accounting Policies”, which is a part of our Annual report found on Form 10-KSB for the year ended December 31, 2006.

Results of Operations - Second Quarter ended June 30, 2006 Compared to June 30, 2007

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the six months and three months ended June 30, 2006 and 2007:

	Six months ending June 30,		Percentage change
	2006	2007
Revenues
Sales of alcoholic beverages	3,362,230	7,846,230	133.4%
Sales of food and merchandise	518,455	891,778	72.0%
Service revenue	1,905,589	5,150,992	170.3%
Other	2,041,181	2,015,372	(1.3)%

Total revenue	7,827,455	15,904,372	103.2%

Operating Expenses
Cost of goods sold	1,171,978	2,173,770	85.5%
Salaries and wages	2,298,954	3,495,144	52.0%
Management fee	—	—	*
Other general and administrative
Taxes and permits	159,931	594,509	271.7%
Charge card and bank fees	116,652	161,701	38.6%
Rent	300,029	1,515,170	405.0%
Legal and professional	149,845	372,963	148.9%
Advertising and marketing	223,565	647,923	189.8%
Other	1,379,313	2,590,408	87.8%
Depreciation & amortization	323,074	505,764	56.5%

Total operating expenses	6,123,341	12,057,352	96.9%

Income from operations	1,704,114	3,847,020	125.7%

Other income (expenses)
Interest expense	(681,676)	(1,118,686)	64.1%
Gain on sale of assets	44,184	190,256	*
Unrealized gain on marketable securities	4,700	8,934	*
Other	—	—	* %
Interest income	7,162	290,218	3,952.2%

Total Other Income (Expenses)	(625,630)	(629,278)	0.6%

Income continuing operations before income taxes	1,078,484	3,217,742	198.4%
Income tax expense – current	—	—	*
Income tax expense – deferred	—	350,000	*

Total income taxes	—	350,000	*

Minority interest	(44,980)	(92,816)	*

Income continuing operations	$1,033,504	$2,774,926	168.5%

* - not meaningful

	Three months ended June 30,		Percentage change
	2006	2007
Revenues
Sales of alcoholic beverages	1,707,216	4,685,972	174.5%
Sales of food and merchandise	245,257	534,161	117.8%
Service revenue	1,055,611	3,412,112	223.2%
Other	980,199	884,731	(9.7)%

Total revenue	3,988,283	9,516,976	138.6%

Operating Expenses
Cost of goods sold	608,865	1,290,154	111.9%
Salaries and wages	1,131,834	2,120,578	87.4%
Management fee	—	—	*
Other general and administrative
Taxes and permits	74,029	344,864	365.8%
Charge card and bank fees	55,535	96,010	72.9%
Rent	152,956	976,025	538.1%
Legal and professional	76,200	225,334	195.7%
Advertising and marketing	112,168	390,540	248.2%
Other	689,409	1,354,927	96.5%
Depreciation & amortization	159,409	284,019	78.2%

Total operating expenses	3,060,405	7,082,451	131.4%

Income from operations	927,878	2,434,525	162.4%

Other income (expenses)
Interest expense	(336,630)	(582,014)	72.9%
Gain on sale of assets	62,208	11,067	*
Unrealized (loss) on marketable securities	(7,580)	553	*
Other	—	—	*
Interest income	3,421	142,429	4,063.4%

Total Other Income (Expenses)	(278,581)	(427,965)	53.6%

Income continuing operations before income taxes	649,297	2,006,560	209.0%
Income tax expense – current	—	—	*
Income tax expense – deferred	—	200,000	*

Total income taxes	—	200,000	*

Minority interest	(36,436)	(59,572)	*

Income continuing operations	$612,861	$1,746,988	185.1%

* - not meaningful

Revenues

Revenue sources generated by the Clubs include: (i) the sale of alcoholic beverages; (ii) the sale of food and merchandise; (iii) service revenues, which include fees paid by entertainers to the Clubs for the opportunity to perform at the Clubs; (iv) fees charged for admission to the Clubs; (v) ATM fees; and (vi) other ancillary revenues (collectively referred to as “Total Revenues”). Total Revenues increased 138% to approximately $9.5 million for the second quarter of 2007, compared with a year ago, and increased approximately 103% to $15.9 million for the first six months of 2007, compared with the first six months of 2006. The increase in Total Revenues was a result of adding seven stores that we acquired during the first six months of 2007. In comparing those Clubs that were owned by the Company in both 2006 and 2007, Total Revenues were down as much as 14% and up as high as 11% during the period. Overall the same Clubs were up approximately 5%.

Following is a chart showing those Clubs that were owned in 2006 and 2007 and the corresponding increase or decrease in Total Revenues for the six months ending June 30, 2007:

Club	2006	2007	Net Chg YTD	% INC(Dec)
Penthouse Denver	$1,359,800	$1,325,887	$33,913	2%
Glenarm	2,554,142	2,421,112	133,030	5%
Centerfold	886,403	777,599	108,804	12%
Platinum	733,558	764,107	(30,549)	-4%
Indy	1,309,806	1,207,774	102,032	8%

TOTAL	$6,843,709	$6,496,479	$347,230	5%

Other ancillary revenues primarily consist of management fees charged by IEC. Such revenues were down approximately 1.3% for the six months ending June 30, 2007, compared to June 30, 2006. The decrease was mainly a result of the change in management fee revenue, fees collected from valets, and other services.

Cost of Goods Sold

The cost of sales for alcohol, food, and merchandise for the first six months and second quarter of 2007 decreased by 5% and 7%, respectively, compared to the same periods a year ago. The decreases were primarily due to the mix of types of Clubs, ie, we have a larger amount of revenue provided from lower income margin sales. Likewise, the cost of sales for these components will vary from Club to Club as a result of certain factors, which include, without limitation, the variety of food, type of merchandise offered, as well as the brands of alcohol offered. As a percentage of associated revenues (sales of alcoholic beverages, food and merchandise), cost of sales decreased by approximately 1% for the first six months of 2007, compared to the same period for 2006, and decreased approximately 2% for the second quarter of 2007, compared to a year ago.

Salaries

Salary and wage expenses increased by approximately 52% to $3.5 million for the first six months of 2007 and by approximately 87% to $2.1 million for the second quarter of 2007, compared to the same periods in 2006. The increase was a result of acquiring additional Clubs. As a percentage of Total Revenue, salary and wage expense decreased for the first six months of 2007 by approximately 8%, compared to the same period a year ago, and approximately 6% for the second quarter of 2007, compared to the same period a year ago. The decreases as a percentage of Total Revenue were attributed to economies of scale recognized for those Clubs that were acquired during the first six months of 2007.

Other General and Administrative Expenses

Taxes and permits increased by $434,578 or approximately 272% for the first six months of 2007 and increased by $270,835 or approximately 366% for second quarter of 2007, compared to the same periods in 2006. The increases in taxes and permits were primarily a result of new acquisitions. As a percentage of Total Revenue, taxes and permits increased approximately 2% for the first six months of 2007 and second quarter of 2007.

Rent increased by approximately $1.2 million or approximately 405% for the first six months of 2007 and increased by $823,069 or approximately 538% for the second quarter of 2007, compared to the same periods in 2006. The increase in rent occurred due to the large “percentage” rents paid in two of the St. Louis Clubs. As a percentage of Total Revenue, rent increased approximately 6% for the first six months and second quarter of 2007.

Legal and professional expenses increased by $223,118 or approximately 149% for the first six months of 2007 and increased $149,134 or approximately 196% for the second quarter of 2007, compared to the same periods for 2006. As a percentage of Total Revenue, legal and professional expenses have remained constant at 2% for the second quarter and first six months and second quarter of 2007, compared to the same periods in 2006. The increase of legal and professional expenses for the first six months and second quarter of 2007 is primarily related to the acquisition of new clubs.

Advertising and marketing expenses increased $424,358 or approximately 190% for the first six months of 2007 and increased $278,372 or approximately 248% for the second quarter of 2007, compared to the same periods in 2006. As a percentage of Total Revenue, advertising and marketing expense increased by 1% for the first six months and second quarter of 2007, compared to the same periods in 2006.

Other general and administrative (“G&A”) increased by approximately $1.2 million or approximately 88% for the first six months of 2007 and increased by $665,518 or approximately 97% for the second quarter of 2007, compared to the same periods in 2006. The increase is primarily a result of an increase in operations as reflected in the growth of our revenues and acquisition of seven Clubs. As a percentage of Total Revenue, other G&A decreased by approximately 2% and 3% for the first six months and second quarter of 2007, respectively.

Depreciation and Amortization

Depreciation and amortization increased by $183,690 or approximately 57% for the first six months of 2007 and increased by $124,610 or approximately 78% for the second quarter 2007, compared to the same periods in 2006. This increase is directly related to the acquisition of seven Clubs. As a percentage of Total Revenue, depreciation and amortization decreased by approximately 1% for the first six months and second quarter of 2007.

Interest Expense

Interest expense increased by $437,019 or approximately 64% during the fist six months of 2007 and increased by $245,384 or approximately 73% for the second quarter 2007, compared to the same periods in 2006. The increase in interest expense is a result of financing the seven club acquisitions with debt. As a percentage of Total Revenue, interest expense decreased by approximately 1% for the first six months of 2007 and decreased by approximately 2% for the second quarter of 2007.

Interest Income

Interest income increased by $283,056 for the first six months of 2007 and increased by $139,008 for the second quarter of 2007, compared to the same periods in 2006. The increase in income is primarily a result of increased cash flow based on the acquisitions of Clubs.

Gain on Sale of Assets

We recognized a gain of approximately $180,000 for the sale of our Phoenix Club. Likewise, we sold additional miscellaneous assets that amounted to approximately $20,000. The majority of the gain was recognized during the first quarter of 2007.

Deferred Income Taxes

Deferred income taxes represent the estimate of income taxes due on difference between book net income and income tax for the period reduced by the remaining net operating loss carry-forward and income tax credits earned for the six months ending June 30, 2007. The deferred income tax expense for the first six months of 2007 was $350,000.

Net income from Continuing Operations

As a result of the factors discussed above, net income increased to $2.8 million for the first six months of 2007, compared with $455,513 for the same period in 2006 and increased to $1.7 million for the second quarter of 2007, compared with $314,553 for the same period in 2006.

Net Income Applicable to Common Shareholders and Earnings Per Share

For the first six months and second quarter of 2007, we did not pay or accrue dividends of any kind. Therefore, net income applicable to common shareholders for the first six months and second quarter of 2007, is approximately $2.8 million and $1.7 million, respectively. Compared to the first six months of 2006, we paid and accrued dividends of $447,256 that included $33,481 of amortization of preferred stock offering costs on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net income applicable to common shareholders of $455,513 for the first six months of 2006. For the second quarter of 2006, we paid or accrued dividends of $202,974 that included $10,100 of amortization of preferred stock offering costs on the outstanding shares of our Series A Preferred Stock. Those dividends resulted in a net income applicable to common shareholders of $314,553 for the second quarter of 2006. At June 30, 2007, there was no preferred stock issued and outstanding.

Business Segments and Results

The following table sets forth certain information about each segment’s financial information for the six months ended June 30, 2006 and 2007.

	June 30,
	2006	2007
Business segment sales
Night clubs	$6,506,766	$15,426,090
Management	1,320,689	478,282

	$7,827,455	$15,904,372

Business segment operating income
Night clubs	$1,691,834	$3,484,656
Management	12,280	362,364

	$1,704,114	$3,847,020

Business segment assets
Night clubs	$26,080,367	$72,899,574
Management	667,489	805,602

	$26,747,856	$73,705,176

Business segment liabilities
Night clubs	$15,249,214	$28,036,038
Management	515,569	345,508

	$15,764,783	$28,381,546

The following table sets forth certain information about each segment’s financial information for the three months ended June 30, 2006 and 2007.

	June 30,
	2006	2007
Business segment sales
Night clubs	$3,337,853	$9,472,828
Management	650,430	44,148

	$3,988,283	$9,516,976

Business segment operating income
Night clubs	$912,824	$2,393,200
Management	15,054	41,325

	$927,878	$2,434,525

The day to day management of all nightclubs is conducted through, our wholly-owned subsidiary, International Entertainment Consultants, Inc. (“IEC”). All nightclubs managed by IEC are charged for direct expenses and a proportionate share of IEC’s general operating and administrative expenses. IEC provides management and supervisory personnel to oversee operations, hires and contracts for all operating personnel, establishes club policies and procedures, compliance monitoring, purchasing, financial and operating reports, income tax preparation, accounting services and other administrative needs. The management fees income and related expenses related to the Company’s owned nightclubs have been eliminated.

Liquidity and Capital Resources

The level of current assets and liabilities necessary for nightclub operations does not materially fluctuate and is very predictable, and we anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next twelve months. However, we have acquired eight during the period beginning December 31, 2006, existing nightclub operations for a total cost of approximately $53 million. We funded these acquisitions primarily through issuances of our common stock (approximately $28 million) and assumptions of indebtedness (approximately $25 million). The acquisition of additional clubs will require us to obtain additional debt or equity capital. There can be no assurance that such capital will continue to be available upon terms that are acceptable to us, if such financing is available at all. An inability to obtain such additional financing could have an adverse effect on our strategy of growth through the acquisition of clubs, the upgrade of existing clubs and the development and construction of clubs in areas that are not market saturated and already receptive to well-managed upscale clubs.

Working Capital

At June 30, 2007 and December 31, 2006, the Company had cash and cash equivalents of approximately $5.2 million and $2.0 million and total current assets of approximately $6.8 million and $3.5 million, respectively. Our current assets exceeded our current liabilities by approximately $2.3 million at June 30, 2007, compared to the current liabilities exceeding our current assets by approximately $300,000 at December 31, 2006.

Capital Resources

We had stockholders’ equity of approximately $41.6 million on June 30, 2007 and approximately $12.8 million at December 31, 2006. The change is the result of the income recognized during the first six months of 2007, sale of common stock, conversion of preferred stock, and acquisition of nightclubs for common stock.

The net cash provided by operating activities was approximately $3.5 million for the first six months of 2007 and $1.2 million for the first six months of 2006. The increase in the cash flow provided by operations was due to the increase in our net income for those periods and reduced by the cash flows used to decrease accounts payables.

Net cash used by investing activities for the first six months of 2007 was approximately $27.4 million, whereby such use of cash was primarily for the purchase of seven Clubs. There was a small amount of proceeds we received for the disposition of assets of $200,000. The net cash provided by investing activities for the first six months of 2006 was $334,179, whereby we used $91,220 for the purchase of equipment and leasehold improvements and $11,063 for investments. We received proceeds from the disposition of assets of $434,897.

Net cash provided by financing activities for the first six months of 2007 was approximately $27.1 million. The majority of the proceeds provided by financing activities were received from the sale of common stock, resulting in $21.2 million. Likewise, we received approximately $7.5 million from mortgage payments and $442,529 in acquisition cash. We used $894,090 to make mortgage payments and $939,261 for capital lease payments. The net cash used from financing activities for the first six months of 2006 was $1,418,567. The majority of the proceeds received were approximately $3.8 million, which was a result of mortgage payments made to us. The majority of the cash used was approximately $3.3 million and $1.6 million, whereby such cash was used for mortgage payments and redemption of preferred stock, respectively.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date inflation has not had a material impact on our operations.

Item 3.	Controls and Procedures

As of June 30, 2007, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act, and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal two quarters that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Other than as set forth below, we are not a party to any pending legal proceedings or aware of any pending legal proceedings against us that individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial conditions.

On or around July 24, 2007 VCG Holding Corp, among other persons (the “Defendant”), were named in a lawsuit filed in District Court, 191 Judicial District, of Dallas County, Texas (the “Compliant”). The Compliant styled Thee Dollhouse Productions N.C., Inc. and Michael Joseph Peter (the “Plaintiff”) v. David Fairchild, Hospitality Licensing Corporation D/B/A the Men’s Club, and VCG Holding Corp, Cause No. DC070738, was filed by the Plaintiff. The Complaint alleges Tortious Interference based on the conduct of the Defendants during a transaction that resulted in VCG Holding Corp purchasing Regale. The Complaint alleges that the Defendants had knowledge of the existence of the Raleigh-Dollhouse Agreement, that was valid and enforceable, and that VCG’s transaction with Regale spearheaded by Fairchild, would cause a breach by, and result in liability against, Regale. The Complaint alleges that the Defendants have caused Thee Dollhouse to sustain damages in the amounts of 6% of weekly gross receipts and 24.5% of operating profits.

The foregoing litigation is in an early stage, and therefore, we are unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly, there has not been any recorded liability of any judgment or settlement that may result from the resolution of these matters. Though we believe that the outcome of this Compliant will not have a material impact on our business, results of operations, financial position, or liquidity, we intend to defend our Company vigorously in the foregoing action.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit
31.1	Certification of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Brent Lewis, Chief Financial Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.3	Certification of Donald W. Prosser, Chief Accounting Officer and Assistant Chief Financial Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification Statement of Brent Lewis, Chief Financial Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.3	Certification Statement of Donald W. Prosser, Chief Accounting Officer and Assistant Chief Financial Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.
(Registrant)

Date: August 14, 2007	By:	/s/ Troy H. Lowrie
Troy H. Lowrie,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Brent Lewis
Brent Lewis,
Chief Financial Officer

Date: August 14, 2007	By:	/s/ Donald W. Prosser
Donald W. Prosser,
Chief Accounting Officer and Assistant Chief Financial Officer
(Principal Accounting Officer)