Form 10QSB
period 2007-09-30
VCG HOLDING CORP
filed 2007-11-19
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2007

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT

For The Transition Period from            to             ..

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

As of September 30, 2007, there were 16,890,653 shares of the issuer’s common stock, $.0001 par value, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐  No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I- FINANCIAL INFORMATION

Item 1.                    Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	December 31,	September 30,
	2006	2007
Assets
Current Assets
Cash & cash equivalents	$2,011,178	$2,731,437
Investments	259,652	308,834
Other receivables	250,458	461,382
Inventories	450,784	662,652
Prepaid expenses	274,325	274,049
Income taxes receivable	272,244	272,244
Total Current Assets	3,518,641	4,710,598
Property, Plant and Equipment
Property, plant and equipment	14,032,998	31,153,242
Less accumulated depreciation	2,007,371	(7,034,055)
Net property, plant and equipment	12,025,627	24,119,187
Other Assets
Other receivables — long-term	78,205	—
Deposits	961,129	1,487,355
License costs	15,169,928	2,392,675
Loan fees, net	126,944	106,105
Goodwill	75,628	50,300,198
Plans and drawings	2,591,068	75,628
Deferred offering costs	32,528	37,011
Covenant not to compete	—	10,000
Total Other Assets	19,535,430	54,408,972
Total Assets	$35,079,698	$83,238,757
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$566,707	$628,089
Accrued expenses	414,209	1,085,448
Deferred revenue	41,226	162,662
Current portion of capitalized lease	949,664	—
Current portion of long-term debt	1,811,533	11,259,552
Total current liabilities	3,783,339	13,135,751
Long-term Debt
Deferred income taxes	200,000	656,000
Liabilities to be disposed of	99,144	—
Capitalized lease	28,455	—
Long-term debt	17,202,105	19,876,557
Total long-term debt	17,529,704	20,532,557
Minority Interest Liability	646,032	4,635,178
Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized; 32,500 (2006) and -0- (2007) issued and outstanding	325,000	—
Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 12,165,441 (2006) and 16,890,653 (2007) shares issued and outstanding Common Stock	1,265	1,693
Paid-in capital	15,235,465	41,741,405
Treasury stock	—	(257,732)
Retained earnings	(2,441,107)	3,449,905
Total stockholders’ equity	12,795,623	44,935,271
Total Liabilities and Stockholders’ Equity	$35,079,698	$83,238,757

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,
	2006	2007	2006	2007
Revenues
Sales of alcoholic beverages	1,885,517	5,350,924	5,671,405	13,197,154
Sales of food and merchandise	222,752	645,183	781,749	1,536,961
Service revenue	1,006,506	4,251,364	2,942,246	9,402,356
Management fees and other income	1,026,215	651,916	3,258,424	2,667,288
Total revenue	4,140,990	10,899,387	12,653,824	26,803,759
Operating Expenses
Cost of goods sold	584,716	1,438,290	1,888,801	3,612,060
Salaries and wages	1,200,900	2,091,462	3,703,059	5,586,606
Other general and administrative
Taxes and permits	98,504	430,582	306,284	1,025,091
Charge card and bank fees	62,399	146,461	186,219	308,162
Rent	160,974	1,061,935	608,887	2,577,105
Legal and professional	42,666	102,213	205,080	475,176
Advertising and marketing	124,883	486,171	370,115	1,134,094
Other	806,775	790,610	2,321,472	3,381,018
Depreciation & amortization	214,440	339,889	646,373	845,653
Total operating expenses	3,296,257	6,887,613	10,236,290	18,944,965
Income from operations	844,733	4,011,774	2,417,534	7,858,794
Other income (expenses)
Interest expense	(354,594)	(707,758)	(1,035,693)	(1,826,444)
Interest income	5,412	30,311	12,574	320,529
Unrealized gain (loss) on marketable securities	(2,500)	(8,934)	2,200	—
Gain on sale of assets	—	—	44,184	190,256
Total Other Income (Expenses)	(351,682)	(686,381)	(976,735)	(1,315,659)
Income from continuing operations before income taxes	493,051	3,325,393	1,440,799	6,543,135
Income tax expense — current	—	—	—	—
Income tax expense — deferred	—	(106,000)	—	(456,000)
Total income taxes	—	(106,000)	—	(456,000)
Minority interest	(39,879)	(80,584)	(84,859)	(173,400)
Net income from continuing operations	453,172	3,138,809	1,355,940	5,913,735
Discontinued operations
Loss from operations of discontinued operating segment	—	(22,723)	—	(22,723)
Income tax	—	—	—	—
Loss from discontinued operations	—	(22,723)	—	(22,723)
Net Income	453,172	3,116,086	1,355,940	5,891,012
Preferred stock dividends	(204,733)	—	(651,988)	—
Net income (loss) applicable to common shareholders	248,439	3,116,086	703,952	5,891,012
Earnings (loss) per share:
Basic income per common share
Income from continuing operations	0.05	0.19	0.16	0.44
(Loss) from discontinued operations	—	—	—	—
Preferred stock dividend	(0.02)	—	(0.08)	—
Net income applicable to common shareholders	0.03	0.19	0.08	0.44
Fully diluted income per common share
Net income from continuing operations	0.05	0.19	0.16	0.44
(Loss) from discontinued operations	—	—	—	—
Preferred stock dividend	(0.02)	—	(0.08)	—
Net income applicable to common shareholder	0.03	0.19	0.08	0.44
Weighted average shares outstanding	8,800,243	16,970,404	8,714,497	13,357,204
Fully diluted weighted average shares outstanding	8,800,243	16,976,747	8,714,497	13,359,318

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Statement of Stockholder’s Equity

For the Nine Months Ended September 30, 2007

Unaudited

			Additional Paid-in Capital	Treasury Stock	Retained	Total Stockholders’ Equity
	Common Stock				(Deficit) Earnings
	Shares	Amount
Balances, December 31, 2006	12,645,441	1,265	15,235,465		(2,441,107)	12,795,623
Sale of common stock for cash	3,246,772	324	21,200,890			21,201,214
Conversation of preferred stock to common stock	88,798	9	324,991			325,000
Offering costs			(124,347)			(124,347)
Cashless warrants	162,212	17	(17)			—
Common stock issued for General Partnership interest	200,000	20	2,228,286			2,228,306
Common stock issued for limited partnership interest	38,235	3	326,906			326,909
Common stock issued for common stock of Kentucky Restaurant Concepts, Inc.	800,000	80	4,391,920			4,392,000
Cancel common stock for part payment on sale of Epicurean Enterprises, LLC	(300,000)	(30)	(2,369,970)			(2,370,000)
Issue warrants for services			61,372			61,372
Issue common stock for services	49,195	5	465,909			465,914
Repurchase of common stock (Treasury Stock)	(40,000)			(257,732)		(257,732)
Net income for the nine months ended, September 30, 2007	—	1,693	—		5,891,012	5,891,012
Balances, September 30, 2007	16,890,653	1,693	41,741,405	(257,732)	3,449,905	44,935,271

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statement of Cash Flow

For the Nine Months Ended September 30, 2007

Unaudited

	September 30,
	2006	2007
Net income	$1,355,940	$5,891,012
Adjustments to reconcile net income to net cash provided by operating activities:
Stocks and warrants issued for services		527,286
Depreciation and amortization	799,982	845,643
(Increase) decrease in other receivables	61,197	(210,924)
(Increase) decrease in inventory	17,580	(211,868)
(Increase) decrease in prepaid expenses	98,397	276
(Increase) decrease in other current assets	—
(Gain) loss on disposition of assets	(44,184)	(179,189)
Unrealized (gain) loss on marketable securities	(2,200)	—
Increase (decrease) in trade accounts payable	(100,574)	61,382
Increase (decrease) in deferred taxes payable	—	456,000
Increase (decrease) in deferred revenue	9,848	121,436
Increase (decrease) in accrued expenses	(286,096)	572,095
Net cash provided by operating activities	1,909,890	7,873,149
Investing Activities
Investments	10,299	(49,182)
Goodwill	—	(27,683,055)
Purchases of equipment and leasehold improvements		(15,330,014)
Costs of licenses		198,393
Deposits	(105,171)	(526,226)
Covenant not to compete		(10,000)
Proceeds from disposition of assets	434,897	200,000
Net cash used by investing activities	183,974	(43,200,084)
Financing Activities
Cost of loan fees	(14,883)	20,839
Deferred offering costs	—	(128,830)
Payments on notes receivable	99,555	78,205
Payment on capitalized lease	(40,837)	(978,119)
Proceeds from mortgage payable	6,232,086	—
Payments on mortgage payable	(6,264,735)	—
Loan from related party	—	12,122,471
Minority Interest	—	3,989,146
Purchase of treasury stock	—	(257,732)
Preferred stock dividend	(601,552)	—
Redemption of preferred stock	(1,253,167)	—
Proceeds from additional paid in capital	—	21,201,214
Net cash provided (used) by financing activities	(1,843,533)	36,047,194
Net increase in cash	250,331	720,259
Cash beginning of period	547,937	2,011,178
Cash end of period	$798,268	$2,731,437
Interest paid	$887,974	$1,826,444
Supplemental disclosure of non-cash investing and financing activities:
Amortization of preferred stock offering costs	$50,436	$124,347
Common stock issued for services	$165,833	$527,286
Preferred stock converted to common stock	$254,811	$325,000
Purchased general partnership interests for common stock	$300,000	$2,555,192
Purchase common stock of wholly owned subsidiary for common stock	$30,300	$4,392,000
Cancelled common stock for payment of Epicurean		$(2,370,000)

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes To Consolidated Financial Statements

For the Nine months ended September 30, 2007

Unaudited

1.  Summary of Significant Accounting Policies

Nature of Business

VCG Holding Corp. (“VCG or the “Company”) is an owner, operator and consolidator of adult nightclubs throughout the United States.  The Company currently owns 18 adult nightclubs and one upscale dance lounge.  The nightclubs are located in Indianapolis, IN., St. Louis, MO., Denver and Colorado Springs, CO., Ft. Worth, TX., Raleigh, NC., Minneapolis, MN., Louisville, KY., and Portland, ME.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2006 and September 30, 2007, and the results of operations and cash flows for the periods ended September 30, 2006 and 2007.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  All significant inter-company balances and transactions are eliminated in the consolidation.

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

The terms of the sale are $200,000 cash and 300,000 shares of VCG stock that was held by an unrelated third party for a total sales price of $2,570,000.  VCG had a carrying basis in the partnership of $2,390,811 and a gain on the transaction of $179,189.

The following reconciles on a summarized basis the results of operations for the nine months ended September 30, 2006, previously presented with those presented herein adjusted for the effects of the discontinued operation discussed above:

	As	Discontinued	As
	previously	Operations of	presented
	reported	EEP	herein
Revenues	$12,653,824	$(978,875)	$11,674,949
Operating expenses	10,236,290	(1,230,127)	9,006,163
Income from operations	2,417,534	251,252	2,668,786
Other income (expense)	(976,735)	(22)	(976,757)
Income tax expense	—	—	—
Minority interest expense	(84,859)	—	(84,859)
Income from continuing operations	1,355,940	251,230	1,607,170
Loss from discontinued operations	—	(251,230)	(251,230)
Net income	$1,355,940	$—	$1,355,940

The following reconciles on a summarized basis the results of operations for the three months ended September 30, 2006, previously presented with those presented herein adjusted for the effects of the discontinued operation discussed above:

	As	Discontinued	As
	previously	Operations of	presented
	reported	EEP	herein
Revenues	$4,140,991	$(293,496)	$3,847,495
Operating expenses	3,296,257	(413,435)	2,882,822
Income from operations	844,734	119,939	964,673
Other income (expense)	(351,682)	556	(351,126)
Income tax expense	—	—	—
Minority interest expense	(39,879)	—	(39,879)
Income from continuing operations	453,173	120,495	573,668
Loss from discontinued operations	—	(120,495)	(120,495)
Net income	$453,173	$—	$453,173

On October 2, 2006, the Company acquired assets of Consolidated Restaurants Limited, LLC, a Colorado Limited Liability Company.  The acquisition of Consolidated Restaurants Limited, LLC was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as VCG CO Springs, Inc. The following pro forma financial information includes the consolidated results of operations as if Consolidated Restaurants Limited, LLC had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On December 31, 2006, the Company acquired the general partnership interest and a 97% limited partnership interest in Denver Restaurant Concepts, LP.  The acquisition of Denver Restaurant Concepts, LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition.  The operations are included as Denver Restaurant Concepts, LP.  The following pro forma financial information includes the consolidated results of operations as if Denver Restaurant Concepts, LP. Had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

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

On January 31, 2007, the Company acquired assets the general partnership interest and a 87% limited partnership interest in RCC LP. The acquisition of RCC LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition.  The operations are included as RCC LP. The following pro forma financial information includes the consolidated results of operations as if RCC LP. had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On January 31, 2007, the Company acquired the general partnership interest and an 82% limited partnership interest in Cardinal Management LP.  The acquisition of Cardinal Management LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition.  The operations are included as Cardinal Management LP. The following pro forma financial information includes the consolidated results of operations as if Cardinal Management LP had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

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

On May 30, 2007, the Company acquired 100% of the common stock, including the common stock of Classic Affairs, Inc., Minneapolis, Minnesota.  The acquisition of Classic Affairs, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition.  The following pro forma financial information includes the consolidated results of operations as if Classic Affairs, Inc. had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On September 14, 2007, the Company acquired 100% of the issued and outstanding stock of KENKEV, Inc., which owns and operates “Platinum Plus” located in Portland, Maine. The acquisition of KENKEV, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as KENKEV II, Inc. The following pro forma financial information includes the consolidated results of operations as if KENKEV II had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On September 17, 2007, the Company acquired 100% of the issued and outstanding membership units of Golden Productions JGC Fort Worth, LLC., which owns and operates “Jaguar’s Gold Club of Ft. Worth” located in Ft. Worth, Texas. The acquisition of Golden Productions JGC Fort Worth, LLC. was accounted for by the purchase method of accounting, therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Golden Productions JGC Fort Worth, LLC. The following pro forma financial information includes the consolidated results of operations as if Golden Productions JGC Fort Worth, LLC had occurred at January 1, 2006 and do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

The following combines the pro forma information for the above acquisitions and includes the information for each for the applicable periods:

Proformas

	Nine months	Nine months
	Ended	Ended
	September 30, 2006	September 30, 2007
Revenue	17,695,021	36,561,263
Net income from continuing operations	3,418,257	9,772,675
Net income	3,418,257	9,772,675
Earnings per share
Income from continuing operations	0.36	0.73
Loss from discontinued	0	0
Net income	0.36	0.73
Weighted average shares (diluted)	9,558,977	13,359,318

	Three months	Three months
	Ended	Ended
	September 30, 2006	September 30, 2007
Revenue	$5,898,340	$12,187,088
Net income from continuing operations	$1,139,419	$3,257,558
Net income	$1,139,419	$3,257,558
Earnings per share
Income from continuing operations	$0.12	$0.19
Loss from discontinued	0	0
Net income	$0.12	$0.19
Weighted average shares (diluted)	9,644,723	16,976,747

3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,	September 30,
	2006	2007
Land	$556,225	$1,055,539
Buildings	7,614,133	12,873,088
Leasehold Improvements	3,417,645	10,256,661
Equipment	1,518,655	3,265,398
Signs	185,957	373,428
Furniture and fixtures	740,383	3,329,128
	$14,032,998	$31,153,242.00
Less accumulated depreciation and amortization	(2,007,371)	(7,034,055)
Net property, plant and equipment	$12,025,627	$24,119,187

Depreciation and amortization expense was $646,373 and $845,653 for the nine months ended September 30, 2006 and 2007, respectively.

4.  Transactions with Related Parties

The day to day management of all the Company’s nightclubs is conducted through the Company’s wholly-owned subsidiary International Entertainment Consultants, Inc. (“IEC”).  In addition to managing the clubs owned by the Company, IEC managed clubs owned by Mr. Lowrie until March 1, 2007.  IEC charges those clubs a management fee which is based on an allocation of the Company’s common expenses incurred in maintaining its regional and corporate club management functions.  Such fees are included in other income and were $1,918,294 and $2,023,949 for the nine months ended September 30, 2006 and 2007, respectively, and were $65,430 and $-0- for the three months ended September 30, 2006 and 2007, respectively.

5.  Redeemable Preferred Stock

During the three months ended June 30, 2007, the Company converted 32,500 shares of its Series A Preferred Stock for 88,798 shares of common stock at $3.66 per share, or an aggregate of $325,000.  At September 30, 2007, there are no shares of Series A Preferred Stock outstanding.

The redeemable preferred stock offering costs of $297,034 were being amortized over the holding period before the call or put option.  The amortization of the offering costs of $0 and $0 for the nine months ended September 30, 2007 and 2006, respectively, is included in the preferred stock dividends.

6.  Long-Term Debt

In June 2006, VCG entered into an additional line of credit agreement with a bank.  The new line of credit is $5,000,000 and has an interest rate of 8.5%, and is due June 28, 2008.  The note is secured by VCG’s assets, common stock of VCG owned by Lowrie Management LLLP, and guaranteed by Troy H. Lowrie.

In September 2007, VCG entered into an additional line of credit agreement with a bank. The new line of credit is $1,600,000 and has an interest rate of 8.25%, and is due January 30, 2008. The note is cross collateralized with other notes.

7.  4th Street Partnership, LLLP Private Placement

The Company offered ownership interests in 4th Street Partnership, LLLP in a private placement.  The private placement is now closed and there was a total 99.9% ownership that sold for $3,000,000.  The partnership purchased the land and building that houses the club in Minneapolis, Minnesota.  The assets of the partnership are included in these financial statements.

8.  Segment Information

The following information is presented in accordance with SFAS No 131, “Disclosures about Segments of an Enterprise and Related Information”.  The Company is engaged in owning and operating adult nightclubs and the management of adult nightclubs.  The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs.  There are no major distinctions in geographical areas served, as all operations are in the United States.  The Company measures segment profit as income from operations.  The assets and liabilities are those controlled by each reportable segment. The Company eliminates all inter company revenues and expenses before the measurement of the segments.

The following table sets forth certain information about each segment’s financial information for the nine months ended September 30, 2006 and 2007.

	September 30,
	2006	2007
Business segment sales
Nightclubs	$10,735,530	$24,779,810
Management	1,918,294	2,023,949
	$12,653,824	$26,803,759

Business segment operating income
Nightclubs	$2,405,421	$7,486,132
Management	12,113	372,662
	$2,417,534	$7,858,794

Business segment assets
Nightclubs	$26,102,226	$82,552,766
Management	623,760	685,991
	$26,725,986	$83,238,757

Business segment liabilities
Nightclubs	$14,112,991	$33,443,426
Management	467,106	224,882
	$14,580,097	$33,668,308

The following table sets forth certain information about each segment’s financial information for the three months ended September 30, 2006 and 2007.

	September 30,
	2006	2007
Business segment sales
Nightclubs	$3,543,386	$10,310,110
Management	597,605	589,277
	$4,140,991	$10,899,387

Business segment operating income
Nightclubs	$844,900	$4,010,759
Management	(167)	1,015
	$844,733	$4,011,774

9.  Subsequent Event

On October 30, 2007 the Company purchased 100% of the stock of Kenja II Corp. Pursuant to the terms of the agreement, the Company paid $6.8mm in cash consideration for the stock. The purchase of the stock included all the necessary assets, tangible as well as intangible, to operate the night club.  The acquisition was funded with $2.0 million in available cash and through issuance of promissory notes. The transaction closed on October 30, 2007, whereby the Company took over operations on October 29, 2007.

On October 31, 2007 the Company purchased 100% of the stock of Manana Productions, Inc. for cash consideration of approximately $6.8 million. The Company will fund the operations with lines of credit. The purchase included a 25 year lease of the current facility and other tangible and intangible assets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth hereunder, Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), presents significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources that occurred during the nine months that ended September 30, 2006 and 2007. Likewise, the MD&A should be read in conjunction with the financial statements appearing elsewhere in this Form 10-QSB (this “Report”). In conjunction with this Report, the MD&A discussed in Form 10-KSB for the year ended December 31, 2006 and filed with The Securities and Exchange Commission (“SEC”) on March 31, 2007, should be referred to when reading this Report.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act: Statements made in this Report that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. These risks could affect certain nightclubs, while certain other risks could affect all of the Company’s nightclubs and/or other business segments.

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

General Overview

It is our desire to provide all parties who may read this MD&A an understanding of the Company’s past performance, its financial condition and its prospects of going forward in the future. Accordingly, we will discuss and provide our analysis of the following:

•      Overview of the business.

•      Critical accounting policies.

•      Results of operations.

•      Overview of business segments.

•      Liquidity and capital resources.

•      New accounting pronouncements.

The Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April, 2002. The Company is engaged in owning and operating nightclubs which provide quality live adult entertainment, food and beverage services. Currently, we operate seventeen adult entertainment nightclubs and one upscale dance club (collectively referred to as the “Clubs”). Three of the Clubs offer full service restaurants with fine dining and have VIP facilities for its members. Fourteen Clubs serve alcoholic beverages.

We believe maximum profitability and sustained growth in the industry can only be obtained from owning and operating upscale adult entertainment nightclubs. Our current strategy is to acquire and upgrade existing adult nightclubs. Likewise, it is our intent to develop and build upscale nightclubs in areas that are not market saturated and are open to well-managed upscale clubs.

The Company owns International Entertainment Consultants, Inc. (“IEC”), which provides management services to our nightclubs and, on a fee basis, to non-owned affiliated nightclubs. IEC was originally formed in 1980; at the time of acquisition in October, 2003, IEC was owned by Troy H. Lowrie, our Chairman of the Board and Chief Executive Officer.

In June, 2002, the Company formed VCG Real Estate Holdings, Inc., a wholly owned subsidiary, that purchased the land and buildings which house four of our Clubs.

Management has substantial experience in owning and operating successful adult entertainment nightclubs and thereby, our management has gained an in-depth knowledge of the industry in which the Company does business.

Since the Company began its operations, we have acquired the following Clubs:

•      PT’s Brooklyn in East Saint Louis, Illinois (acquired 2002)

•      PT’s Nude in Denver, Colorado (acquired 2004)

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

•      PT’s® Showclub in East Saint Louis, Illinois (acquired February 2007)

•      PT’s® Sports Cabaret St. Louis in East Saint Louis, Illinois (acquired March 2007)

•      Penthouse Club St. Louis in East Saint Louis, Illinois (acquired March 2007)

•      The Men’s Club® in Raleigh, North Carolina (acquired April 2007)

•      Schiek’s Palace Royale in Minneapolis, Minnesota (acquired May 2007)

•      Platinum Plus in Portland, Maine (acquired September 2007)

•      Jaguar’s Gold Club in Ft. Worth, Texas (acquired September 2007)

The majority of the Clubs operate under the branded names PT’s, Diamond Cabaret and The Penthouse Club, which are pursuant to non-exclusive licensing agreements.

The aggregate cost of acquisition for the eighteen operating clubs was approximately 78.0 million.

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

We classify the Company’s operations into two reportable segments; the operations of the Clubs and the management of non-owned adult nightclubs. Financial information on our reportable segments is presented in Note 8 of the Notes to Consolidated Financial Statements. In general, we operate the management segment, not with a view to generate an operating profit from the operations of that segment alone, but rather with the view that the fees generated from that segment offsets certain expenses we incur in maintaining our regional and corporate staff and thereby, it assists us in achieving certain economies of scale in the management of the Clubs.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of the “Notes to the Consolidated Financial Statements,” which is included in our Annual Report, Form 10-KSB for the year ended December 31, 2006. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by us. Further, such accounting policies and estimates can be materially affected by changes from period to period in economic factors or conditions that are outside our control. As a result, our accounting policies and estimates are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, future business plans and projected financial results and the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as may be appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations — Critical Accounting Policies”, which is a part of our Annual report found on Form 10-KSB for the year ended December 31, 2006.

Results of Operations - Third Quarter ended September 30, 2006 Compared to September 30, 2007

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the nine months and three months ended September 30, 2006 and 2007:

	Nine months ending September 30,		Percentage change
	2006	2007
Revenues
Sales of alcoholic beverages	5,671,405	13,197,154	132.7%
Sales of food and merchandise	781,749	1,536,961	96.6%
Service revenue	2,942,246	9,402,356	219.6%
Other	3,258,424	2,667,288	(18.1)%
Total revenue	12,653,824	26,803,759	111.8%
Operating Expenses
Cost of goods sold	1,888,801	3,612,060	91.2%
Salaries and wages	3,703,059	5,586,606	50.9%
Management fee	—	—	*
Other general and administrative	—	—	*
Taxes and permits	306,284	1,025,091	234.7%
Charge card and bank fees	186,219	308,162	65.5%
Rent	608,887	2,577,105	323.2%
Legal and professional	205,080	475,176	131.7%
Advertising and marketing	370,115	1,134,094	206.4%
Other	2,321,472	3,381,018	45.6%
Depreciation & amortization	646,373	845,653	30.8%
Total operating expenses	10,236,290	18,944,965	93.4%
Income from operations	2,417,534	7,858,794	189.7%
Other income (expenses)
Interest expense	(1,035,693)	(1,826,444)	76.3%
Gain on sale of assets	44,184	190,256	*
Unrealized gain on marketable securities	2,200	—	*
Interest income	12,574	320,529	2,449.1%
Total Other Income (Expenses)	(976,735)	(1,315,659)	34.7%
Income continuing operations before income taxes	1,440,799	6,543,135	354.1%
Income tax expense — current	—	—	*
Income tax expense — deferred	—	(456,000)	*
Total income taxes	—	(456,000)	*
Minority interest	(84,859)	(173,400)	*
Income continuing operations	$1,355,940	$5,913,735	336.1%

* - not meaningful

	Three months ending September 30,		Percentage change
	2006	2007
Revenues
Sales of alcoholic beverages	1,885,517	5,350,924	183.8%
Sales of food and merchandise	222,752	645,183	189.6%
Service revenue	1,006,506	4,251,364	322.4%
Other	1,026,215	651,916	(36.5)%
Total revenue	4,140,990	10,899,387	163.2%
Operating Expenses
Cost of goods sold	584,716	1,438,290	146.0%
Salaries and wages	1,200,900	2,091,462	74.2%
Management fee	—	—	*
Other general and administrative
Taxes and permits	98,504	430,582	48.7%
Charge card and bank fees	62,399	146,461	134.7%
Rent	160,974	1,061,935	559.7%
Legal and professional	42,666	102,213	139.6%
Advertising and marketing	124,883	486,171	289.3%
Other	806,775	790,610	(2.0)%
Depreciation & amortization	214,440	339,889	58.5%
Total operating expenses	3,296,257	6,887,613	108.9%
Income from operations	844,733	4,011,774	374.9%
Other income (expenses)
Interest expense	(354,594)	(707,758)	87.6%
Gain on sale of assets	—	—	*
Unrealized (loss) on marketable securities	(2,500)	(8,934)	*
Interest income	5,412	30,311	460.1%
Total Other Income (Expenses)	(351,682)	(686,381)	95.2%
Income continuing operations before income taxes	493,051	3,325,393	574.5%
Income tax expense — current	—	—	*
Income tax expense — deferred	—	350,000	*
Total income taxes	—	350,000	*
Minority interest	(39,879)	(80,584)	*
Income continuing operations	$453,172	$3,594,809	693.3%

* - not meaningful

Revenues

Revenue sources generated by the Clubs include: (i) the sale of alcoholic beverages; (ii) food and merchandise; (iii) service revenues, which include fees paid by entertainers to the Clubs for the opportunity to perform at the Clubs; (iv) fees charged for admission to the Clubs; (v) ATM fees; and (vi) other ancillary revenues (collectively referred to as “Total Revenues”). Total Revenues increased 163% to approximately $10.9 million for the third quarter of 2007, compared with a year ago, and increased approximately 112% to $26.8 million for nine months of 2007, compared with nine months of 2006. The increase in Total Revenues was a result of the Company’s continued success in being able to acquire quality clubs

Cost of Goods Sold

Cost of sales consists of alcohol, food, and merchandise. Cost of sales increased by approximately 91% and 146%, for the third quarter and nine months ending 2007, compared to the same periods a year ago. The upsurge was primarily driven by a substantial increase in sales volume from our clubs acquired in the first and second quarters of this year.

Salaries

Salary and wage expense consist of all labor costs incurred throughout the entire organization.   Labor costs increased by approximately 74% for the third quarter 2007 and approximately 50% for the nine months of 2007, when compared to the same periods in 2006.

Other General and Administrative Expenses

Taxes and permits increased by approximately 98% for the third quarter 2007 and increased by approximately 234% for nine months ending 2007, compared to the same periods in 2006. The increases in taxes and permits were primarily a result of new acquisitions.

Rent, increased approximately 559% for the third quarter of 2007 and by 323% for the nine months ending 2007, compared to the same periods in 2006.

Legal and professional expenses increased by approximately 140% for the third quarter of 2007 and 132% for the nine months ending 2007, when compared to the same periods for 2006.

Advertising and marketing expenses increased by approximately 289% for the third quarter and increased by approximately 206% for the nine months ending 2007, compared to the same periods in 2006.

Other general and administrative (“G&A”) expenses decreased approximately 2% in the third quarter and increased by approximately 45% for the nine months ending 2007, compared to the same periods in 2006.

Depreciation and Amortization

Depreciation and amortization increased by 58% the third quarter 2007 and increased by 30% for the nine months ending 2007 compared to the same periods in 2006. This increase is related to the acquisition of certain clubs.

Interest Expense

Interest expense increased approximately 99% during the third quarter 2007 and increased by approximately 76% for the nine months ending 2007, compared to the same periods in 2006.  The increase in interest expense is a primary result of financing club acquisitions with debt.

Interest Income

Interest income increased by approx. $25,000 for the third quarter of 2007 and increased by $308,000 for the nine months ending 2007, compared to the same periods in 2006.  The increase in income is primarily a result of increased cash flow based on the acquisitions of clubs.

Deferred Income Taxes

Deferred income taxes represent the estimate of income taxes due based on the difference between book net income and income tax for the period reduced by the remaining net operating loss carry-forward and income tax credits earned for the nine months ending September 30, 2007.  The deferred income tax expense for the third quarter 2007 was $106,000 and $456,000 for the nine months ending 2007.

Net income from Continuing Operations

As a result of the factors discussed above, net income increased to $3.1 million for the third quarter 2007, compared with $248,439 for the same period in 2006 and increased to $5.9 million for the nine months ending of 2007, compared with $703,952 for the same period in 2006.

Net Income Applicable to Common Shareholders and Earnings Per Share

For the third quarter and nine months of 2007, we did not pay or accrue dividends of any kind.  Therefore, net income applicable to common shareholders for the third quarter and nine months ending 2007, is approximately $3.1 million and $5.9 million, respectively.

Business Segments and Results

The following table sets forth certain information about each segment’s financial information for the nine months ending September 30, 2006 and 2007.

	September 30,
	2006	2007
Business segment sales
Nightclubs	$10,735,530	$24,779,810
Management	1,918,294	2,023,949
	$12,653,824	$26,803,759

Business segment operating income
Nightclubs	$2,405,421	$7,486,132
Management	12,113	372,662
	$2,417,534	$7,858,794

Business segment assets
Nightclubs	$26,102,226	$82,552,766
Management	623,760	685,991
	$26,725,986	$83,238,757

Business segment liabilities
Nightclubs	$14,112,991	$33,443,426
Management	467,106	224,882
	$14,580,097	$33,668,308

The following table sets forth certain information about each segment’s financial information for the three months ended September 30, 2006 and 2007.

	September 30,
	2006	2007
Business segment sales
Nightclubs	$3,543,385	$10,310,110
Management	597,605	589,277
	$4,140,990	$10,899,387

Business segment operating income
Nightclubs	$844,900	$4,010,759
Management	(167)	1,015
	$844,733	$4,011,774

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

Liquidity and Capital Resources

The level of current assets and liabilities necessary for nightclub operations does not materially fluctuate and is very predictable, and we anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next twelve months.  However, we have acquired twelve nightclubs during the period beginning December 31, 2006, for a total cost of approximately $78 million.  We funded these acquisitions primarily through issuances of our common stock (approximately $28 million), assumption of indebtedness (approximately $25 million), internal funds, and issuance of notes.  The acquisition of additional clubs will require us to obtain additional debt or equity capital.  There can be no assurance that such capital will continue to be available upon terms that are acceptable to us, if such financing is available at all.  An inability to obtain such additional financing could have an adverse effect on our strategy of growth through the acquisition of clubs, the upgrade of existing clubs and the development and construction of clubs in areas that are not market saturated and already receptive to well-managed upscale clubs.

Working Capital

At September 30, 2007 and December 31, 2006, the Company had cash and cash equivalents of approximately $2.7 million and $2.0 million and total current assets of approximately $4.7 million and $3.5 million, respectively.  Our current liabilities exceeded our current assets by approximately $8.4 million at September 30, 2007, compared to the current liabilities exceeding our current assets by approximately $300,000 at December 31, 2006.

Capital Resources

We had stockholders’ equity of approximately $44.9 million on September 30, 2007 and approximately $12.8 million at December 31, 2006.  The change is the result of income recognized during the first nine months of 2007, sale of common stock, conversion of preferred stock, and acquisition of nightclubs for common stock.

The net cash provided by operating activities was approximately $7.8 million for the nine months ending 2007 and $1.7 million for the first six months of 2006. The increase in the cash flow provided by operations was due to the increase in our net income for those periods and reduced by the cash flows used to decrease accounts payables.

Net cash used by investing activities for the nine months ending 2007 was approximately $43.2 million, whereby such use of cash was primarily for the purchase of Clubs.  There was a small amount of proceeds we received for the disposition of assets of $200,000.

Net cash provided by financing activities for the nine months ending 2007 was approximately $21.2 million.  The majority of the proceeds provided by financing activities were received from the sale of common stock, resulting in $21.2 million.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date, inflation has not had a material impact on our operations.

Item 3.    Controls and Procedures

As of September 30, 2007, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal three quarters that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II — OTHER INFORMATION

Item 1.                    Legal Proceedings

Other than as set forth below, we are not a party to any pending legal proceedings or aware of any pending legal proceedings against us that individually or in the aggregate, would have a material adverse affect on our business, results of operations or financial conditions.

On or around July 24, 2007 VCG Holding Corp., among other persons (the “Defendant”), were named in a lawsuit filed in District Court, 191 Judicial District, of Dallas County, Texas (the “Complainant”).  The Complainant styled Thee Dollhouse Productions N.C., Inc. and Michael Joseph Peter (the “Plaintiff”) v. David Fairchild, Hospitality Licensing Corporation D/B/A The Men’s Club, and VCG Holding Corp., Cause No. DC070738, was filed by the Plaintiff.  The case was later removed to the United States District Court for the Northern District of Texas, Dallas Division and in assigned case no. 3-07-CV1455-L.  Plaintiff’s complaint alleges Tortuous Interference based on the conduct of the Defendants during a transaction that resulted in VCG Holding Corp. purchasing Regale.  The Complainant alleges that the Defendants had knowledge of the existence of the Raleigh-Dollhouse Agreement, that was valid and enforceable, and that VCG’s transaction with Regale, spearheaded by Fairchild, would cause a breach by, and result in, liability against Regale.  Complainant alleges that the Defendants have caused Thee Dollhouse to sustain damages in the amounts of 6% of weekly gross receipts and 24.5% of operating profits.

The foregoing litigation is in an early stage, and therefore, we are unable to predict the outcome or reasonably estimate any range of loss, if any, that may result and accordingly.  There has not been any recorded liability of any judgment or settlement that may result from the resolution of these matters.  Though we believe that the outcome of this Compliant will not have a material impact on our business, results of operations, financial position, or liquidity, we intend to defend our Company vigorously in the foregoing action.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                    Default Upon Senior Securities

None

Item 4.                    Submission of Matters to a Vote of Security Holders

None

Item 5.                    Other Information

None

Item 6.                    Exhibits

Exhibit No.	Exhibit

31.1	Certification of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Brent Lewis, Chief Accounting Officer and Chief Financial Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification Statement of Brent Lewis, Chief Accounting Officer and Chief Financial Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.
(Registrant)

Date: November 18, 2007	By:	/s/ Troy H. Lowrie

Troy H. Lowrie, Chairman of the Board

and Chief Executive Officer

(Principal Executive Officer)

Date: November 18, 2007	By:	/s/ Brent Lewis
Brent Lewis,
Chief Accounting Officer and
Chief Financial Officer