Form 10KSB
period 2007-12-31
VCG HOLDING CORP
filed 2008-04-15
CIK 1172852

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Issuer’s revenues for fiscal year ended December 31, 2007 were $40,548,889.

The aggregate market value of the voting stock held by non-affiliates as of April 10, 2008 was $62,866,630.

The number of shares outstanding of the issuer’s common stock as of April 10, 2008 was 17,851,248.

Documents incorporated by reference: The information required by Part III is incorporated herein by reference from registrant’s definitive proxy statement for the 2008 annual meeting of shareholders, which will be filed with the SEC within 120 days after the close of the 2007 fiscal year.

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

Company Overview

The Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April, 2002. The Company is engaged in owning and operating nightclubs which provide quality live adult entertainment, food and beverage services. Currently, we operate eighteen adult entertainment nightclubs and one upscale dance club (collectively referred to as the “Clubs”). Three of the Clubs offer full service restaurants with fine dining and have VIP facilities for its members. Sixteen Clubs serve alcoholic beverages.

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

In June, 2002, the Company formed VCG Real Estate Holding Corporation, a wholly owned subsidiary, that purchased the land and buildings which house four of our Clubs.

Management has substantial experience in owning and operating successful adult entertainment nightclubs and thereby, our management has gained an in-depth knowledge of the industry in which the Company does business.

Since we began operations, we have acquired the following nightclubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	PT’s® Brooklyn in East Saint Louis, Illinois (acquired 2002)

•	PT’s® All Nude in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Phoenix, Arizona (opened 2004 and sold in January, 2007)

•	Tabu (Dance Club) in Denver, Colorado (opened June, 2005)

•	PT’s® Appaloosa in Colorado Springs, Colorado (acquired October, 2006)

•	PT’s® Showclub in Denver, Colorado (acquired December, 2006)

•	PT’s® Showclub in Louisville, Kentucky (acquired January, 2007)

•	Roxy’s in East Saint Louis, Illinois (acquired February, 2007)

•	PT’s® Showclub in East Saint Louis, Illinois (acquired February, 2007)

•	PT’s® Sports Cabaret St. Louis in East Saint Louis, Illinois (acquired March, 2007)

•	Penthouse Club St. Louis in East Saint Louis, Illinois (acquired March, 2007)

•	The Men’s Club® in Raleigh, North Carolina (acquired April, 2007)

•	Schiek’s Palace Royale in Minneapolis, Minnesota (acquired May, 2007)

•	Platinum Plus in Portland, Maine (acquired September, 2007)

•	Jaguar’s Gold Club in Ft. Worth, Texas (acquired September, 2007)

•	Platinum Plus in Miami, Florida (acquired October, 2007)

•	LaBoheme Gentlemen’s Club in Denver, Colorado (acquired December, 2007)

The majority of the clubs operate under the branded names PT’s®, Diamond Cabaret and The Penthouse Club under non-exclusive licensing agreements.

The aggregate cost of acquisitions for the eighteen operating nightclubs and one upscale dance lounge was approximately $91.5 million.

The day to day management of the Clubs is conducted through IEC. IEC provides the Clubs with management and supervisory personnel to oversee operations, hire and contract for all operating personnel, establish Club policies and procedures, compliance monitoring, purchasing, accounting and other administrative services, and prepares financial, operating reports, and income tax returns. IEC charges the Clubs a management fee based on the Company’s common expenses that are incurred in maintaining these functions.

We classify the Company’s operations into two reportable segments; the operations of the Clubs and the management of non-owned adult nightclubs. Financial information on our reportable segments is presented in Note 13 of the Notes to Consolidated Financial Statements. In general, we operate the management segment, not with a view to generate an operating profit from the operations of that segment alone, but rather with the view that the fees generated from that segment offsets certain expenses we incur in maintaining our regional and corporate staff and thereby, it assists us in achieving certain economies of scale in the management of the Clubs.

Our nightclubs are distinguished by the following features:

•

Facilities—The facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. The facilities have state of the art sound systems, lighting and professional stage design. Three owned nightclubs have VIP Rooms, this is a more elegantly appointed and spacious room accessible only to those who purchase annual memberships.

•

Professional On-Site Management—The facilities are managed by persons who are experienced in the restaurant/hospitality industry. The club managers are responsible for maintaining the overall quality of the nightclubs. In addition, there are also regional managers who oversee each nightclub. Each of the nine regional managers have 17 to 25 years of experience in the industry and have been employed by IEC for at least 19 years.

•

Food and Beverage Operations—In the clubs with a full service restaurant, the food and beverage operations meet the standard of business entertaining provided by an upscale restaurant. Experienced chef and bar managers are responsible for training, supervising, staffing and operating the food and beverage operations at each nightclub.

•

Entertainment—All clubs provide attractive, talented and courteous female performers. The highest standards are maintained for appearance, attitude, demeanor, dress and personality. The entertainment encourages repeat visits and increases the average length of a patron’s stay.

Employees and Independent Contractors

As of December 31, 2007, we had approximately 723 employees, of which 72 are management personnel and the others are service, beverage and administrative personnel.

Our employees are not members of a union and we have never suffered a work stoppage. As is customary in the industry, the entertainers in the nightclubs are not employees. They are independent contractors who work at our nightclubs on a non-exclusive basis and pay us a fee for providing the facilities for them to perform.

Compliance Policies and Controls

IEC has developed comprehensive policies aimed at assuring that the operation of each club is conducted in conformance with local, state and federal laws and that are designed to assure our clients a quality and enjoyable experience.

Operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. IEC has also developed and implemented internal operating and accounting controls to track cash, credit card transactions and food and beverage inventory. These controls also help to maintain the accuracy of our operating and accounting records. In particular, IEC has developed sophisticated software programs to capture operating information and generate reports for efficient management and control of the nightclub. Analysis of the information provided enables IEC to detect a typical variance from expected operating results based on historical activity.

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

We extensively utilize a marketing program developed by IEC. Specifically, the clubs are marketed as a safe and upscale environment for adult entertainment. The marketing strategy is to attract new customers, to increase the frequency of visits by existing customers and establish a higher level of name recognition. The marketing program includes advertising in travel and hospitality magazines, print advertising, billboards with distinctive graphics and taxi cab reader boards. The target market is the business-convention traveler, local professionals and business people. In addition, IEC conducts various promotion activities throughout the year to keep the clubs’ names before the public. In order to be good corporate citizens, the clubs actively sponsor and participate in local charitable events and make contributions to local charities.

Our Business Strategy and Growth Plan

The demographic market for adult entertainment nightclubs is substantial as nightclubs appeal to men and women of all age groups. Within this market, there are two general categories of nightclubs, each having distinct differences in entertainment quality, atmosphere and food service. On the higher-end of the spectrum are the upper-scale nightclubs, also termed “gentlemen’s clubs.” These clubs are characterized by their large facilities featuring a variety of performers and entertainment on any given night. The entertainment and activities include sports and events on big screens and state of the art television monitors, billiard tables, VIP rooms and specialty acts. Their target market/audience is a more affluent clientele of businessmen and professionals, including women and couples, for whom gentlemen’s clubs are increasingly becoming a viable and attractive entertainment option. In addition, they are no longer limited to providing evening entertainment as daytime operations are also growing, particularly during the lunch hour. Food is prepared by on-site chefs and the menus, if not full service, typically offer a wide variety of entrees and appetizers. Other types of adult nightclubs are what is referred to as “strip clubs” which typically have small facilities and a less professional and attractive ambience. These clubs generally cater to a different clientele, have limited or no food service and make up a majority of the clubs in the industry.

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

Competition

The adult nightclub industry is very competitive with respect to price, location and quality of the facility, entertainment, wait service and food and beverages. We have many competitors in the metropolitan areas in which we are located and/or intend to expand. Some competitors have substantially greater financial resources and a longer history of operations than the nightclubs currently owned or managed by us. Changes in customer preferences, economic conditions, demographic trends and the location, number of and quality of competing nightclubs could adversely affect our business, as could a shortage of experienced local management and hourly employees. We believe our nightclubs enjoy a high level of repeat business and customer loyalty due to our upscale restaurant atmosphere, food quality, premium entertainment, perceived price-value relationship and efficient service.

Government Regulations

Our nightclubs are subject to ever changing local, state and federal regulation. Our business is regulated by local zoning, local and state liquor licensing, local ordinances and state and federal, time, place and manner restrictions. In the states in which we currently operate, liquor licenses renew annually, and are considered to be a “privileged” license that could be subject to suspension or revocation. The adult entertainment provided by our nightclubs has elements of speech and expression and, therefore, enjoys some protection under the First Amendment to the United States Constitution. However, the protection is limited to the expression, and not conduct. While our nightclubs are generally well established in their respective markets, there can be no assurance that local, state and/or federal licensing and other regulations will permit our nightclubs to remain in operation or be profitable in the future.

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

The PT’s® name and logo are trademarks registered with the United States Patent and Trademark Office (USPTO). The Diamond Cabaret name has also been registered with the USPTO. We have been granted a license from Lowrie Management LLLP to use the trademarks for a fee. The fee was established in 2006 and approved by the independent members of our Board of Directors.

Executive Officers

Name	Age	Position
Troy H. Lowrie	42	Chairman of the Board and Chief Executive Officer
Micheal L. Ocello	48	Director and President
Brent J. Lewis	51	Chief Financial and Accounting Officer (until 3/31/08)
Donald W. Prosser	57	Interim Chief Financial and Accounting Officer (effective 4/3/08)
Mary E. Bowles-Cook	54	Secretary

Set forth below are descriptions of the backgrounds of our Executive Officers and their principal occupations for the past five years:

Troy H. Lowrie has been Chairman of the Board of the Directors since April, 2002 and Chief Executive Officer since November, 2002. Mr. Lowrie has been President of Lowrie Investment Management Inc., the General Partner of Lowrie Management LLLP, a Colorado Limited Liability Limited Partnership, which owns and operates adult entertainment nightclubs, since 1996. Mr. Lowrie had been an owner and President of International Entertainment Consultants, Inc., a company engaged in the business of managing adult entertainment nightclubs (IEC), from 1982 to October 2003, when it was acquired by VCG Holding. Mr. Lowrie has served as President of two other publicly traded companies: from 1992 to 1996, Western Country Clubs, Inc., a public company specializing in large country and western bars with live music; and from 1996 to 1998, New Millennium Media, Inc., a public company which sells rotating print advertising equipment and full movement video billboards. Mr. Lowrie has a M.A. in Finance from the University of Denver (1988) and a B.A. in Business from Fort Lewis College (1986).

Micheal L. Ocello has been a Director and President and Chief Operating Officer of VCG since April, 2002. Mr. Ocello has been President of Unique Entertainment Consultants, Inc., of St. Louis, Missouri, a management company that specializes in the management of nightclubs, since 1995. Mr. Ocello has been affiliated with IEC since 1982. He is currently the President of VCG’s IEC subsidiary. Over his career, Mr. Ocello has by ownership or management been affiliated with an excess of twenty five adult entertainment nightclubs including all PT’s® Showclubs; Diamond Cabaret, St. Louis; Gold Club, and Shotgun Willies, Denver; The Platinum Club, St. Louis; and Olympic Gardens, Las Vegas. He is President of the Association of Club Executives (ACE National, the National Trade Association for the Adult Nightclub Industry), President of the Illinois Club Owners Association, Vice Chairman of Missouri’s Small Business Regulatory Fairness Board and past Vice President and Board Member of the Free Speech Coalition. Mr. Ocello attended the University of Missouri, Kansas City from 1977 to 1978 and the United States Military Academy at West Point from 1979 to 1981. In 2006, Mr. Ocello was elected to the Mehlville Board of Education and currently serves as the Board Secretary.

Brent J. Lewis, Chief Financial and Accounting Officer, joined VCG in July 2007 and left the Company effective March 31, 2008. Mr. Lewis served as CFO of Ingersoll Products Co., and W. Holding Co., LLC from 2003 to 2006. He served as CFO, Compliance and Legal for C,S,P,L, Ltd. in Brussels, Belgium. Previously, Mr. Lewis served as CFO of his own financial management consulting services firm which provided CFO and Controllership services on a contract basis. Mr. Lewis has a B.S. in Accounting from Northern Arizona University.

Donald W. Prosser, CPA was named Interim Chief Financial and Accounting Officer effective April 3, 2008. He served as our Chief Financial Officer from November 2002 and Treasurer since 2003, until August 2007 when he became Assistant CFO. He then focused his efforts on providing financial support for VCG acquisitions and preparation of Company tax returns. Mr. Prosser was an owner and operator of a nightclub in Denver, Colorado from 1994 to 1999, when that nightclub was sold to VCG Holding. Mr. Prosser has served as CFO and director of three other publicly traded companies: from 1997 to 1999, Chartwell International, Inc., a publisher of high school athletic information and recruiting services; from 1999 to 2000, Anything Internet Corporation, a computer equipment and internet services provider; and from 2001 to 2002, Net Commerce, Inc., an Internet services provider. Mr. Prosser has a M.A. in Taxation (1975) and a B.A. in Accounting and History from Western State College of Colorado (1973). Mr. Prosser is licensed as a Certified Public Accountant in the State of Colorado.

Mary E. Bowles-Cook has been Secretary of VCG since April, 2002. Ms. Bowles-Cook worked for International Entertainment Consultants, Inc. from 1981 to 1985 in administration and continues to serve as Secretary of the company. She worked for Titello & Associates, Inc. from 1985 to 2002 and for International Entertainment Consultants, Inc. from 2002 to present. Ms. Bowles-Cook was Secretary-Treasurer of Western Country Clubs, Inc., a public company where she was responsible for administration. She received a B.S. Degree in Business Administration and Management from Regis University in 1999 and an Associate Degree in Business Administration from Arapahoe Community College in 1996.

Available Information

Our principal executive offices are located at VCG Holding Corp., 390 Union Blvd., Suite 540, Lakewood, Colorado 80228; our telephone number is (303)934-2424. We maintain a website at www.vcgh.com (Information on our website does not comprise a part of this report). We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”), which requires that we file reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website on the Internet at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including VCG Holding, which file electronically with the SEC. In addition, our Exchange Act filings may be inspected and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

Risk Factors

•	We have had limited operations which makes our future operating results difficult to predict.

We were incorporated as a Colorado corporation in 1998 and began operating adult entertainment nightclubs in 2002. Since 2002, we have acquired eighteen nightclubs and one dance club. Subsequently in 2007, we disposed of one of the acquired nightclubs at a loss and sold the developed and built club, which we broke even.

We have a limited operating history and face the risk and uncertainties of other early-stage companies. As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls. Our budgeted expense levels are based in part on our expectations concerning future revenues. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our services would decrease our revenues and could have an immediate and material adverse effect on our business, results of operations and financial condition. To the extent that expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

•	Our business operations are subject to regulatory uncertainties which may affect our ability to acquire additional nightclubs, remain in operation or be profitable.

Adult entertainment nightclubs are subject to ever changing local, state and federal regulation. Our business is regulated by local zoning, local and state liquor licensing, local ordinances and state and federal, time, place and manner restrictions. In the states in which we currently operate, liquor licenses renew annually, and are considered to be a “privileged” license that could be subject to suspension or revocation. The adult entertainment provided by our nightclubs has elements of speech and expression and, therefore, enjoys some protection under the First Amendment to the United States Constitution. However, the protection is limited to the expression, and not the conduct of an entertainer. While our nightclubs are generally well established in their respective markets, there can be no assurance that local, state and/or federal licensing and other regulations will permit our nightclubs to remain in operation or profitable in the future. Further, if we are involved in costly administrative or legal proceedings to revive our licenses, it may result in negative publicity and decreased revenue.

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

Hiring qualified management will be difficult due to the limited number of qualified professionals in the work force in general. We have in the past experienced difficulty in recruiting qualified personnel and there can be no assurance that we will be successful in attracting and retaining additional members of management if the business begins to grow. Failure to attract and retain personnel, particularly management personnel, would materially continue to harm our business, financial condition and results of operations.

•	If we are unable to effectively promote our brand and establish a leading position in the marketplace, our business may fail.

We believe that the importance of brand recognition will increase over time. In order to gain brand recognition, we believe we must increase our marketing and advertising budgets to create and maintain brand name loyalty thru the promotion of and development of our affiliation with the PT’s®, Diamond Cabaret, and The Penthouse Club names. We do not know whether these efforts will lead to greater brand recognition. If we are unable to effectively promote our brand and establish a leading position in the marketplace, our operations will suffer.

•	We must meet the NASDAQ Stock Market continued listing requirements or we risk delisting.

Our common stock is currently listed for trading on The NASDAQ Stock Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting of our securities, which would have an adverse effect on our business. We recently moved from the American Stock Exchange to NASDAQ on December 28, 2007. While on AMEX the Company received a warning letter on March 26, 2007 indicating that we were not in compliance with certain AMEX continued listing standards. We resolved the issue related to the listing of additional shares of common shares issued in 2006 and 2007. If our common stock is de-listed from NASDAQ, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our shareholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

•	Our acquisitions of companies may result in disruptions in business and diversion of management’s attention.

We may make acquisitions of complementary nightclubs, restaurants or related operations. Any acquisitions will require the integration of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Such acquisitions may disrupt our operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and partners. We may also have to choose to incur debt or issue equity securities to pay for any future acquisitions. These issuances could be substantially dilutive to stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired business, products or persons with existing operations, we may not receive the benefits of the acquisitions, and our revenues and stock trading price may decrease.

•	Our business plan and proposed strategy has not been independently evaluated.

We have not obtained any independent evaluation of our business plan and proposed business strategy. There can be no assurance that our nightclubs or proposed strategy will generate sufficient revenues to maintain profitability.

•	We may be subject to uninsured risks which if realized could expose us to liabilities, which we may not be able to pay.

We maintain insurance in amounts we consider adequate for personal injury and property damage to which our nightclubs may be subject. When available at reasonable rates, we maintain personal injury liquor liability insurance. We currently have such personal injury liquor liability coverage in place. However, there can be no assurance that we will not be exposed to potential liabilities in excess of the coverage provided by insurance, including, but not limited to, liabilities which may be imposed pursuant to state “dram shop” statutes or common law theories of liability. In general, “dram shop” statutes provide that a person injured by an intoxicated person has the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others.

•	We could use the issuance of additional shares of our authorized stock to deter a change in control.

As of April 10, 2008, we have 17,851,248 shares of common stock outstanding, out of a total of 50,000,000 shares of common stock authorized and zero shares of Series A preferred stock, out of a total of 1,000,000 shares authorized for future issuance under our Articles of Incorporation. This does not include 106,612 shares of common stock reserved for issuance under our 2002 Stock Option and Stock Bonus Plan, 8,210 shares of common stock reserved for issuance under our 2003 Stock Option and Stock Bonus Plan, and 1,000,000 shares of common stock reserved for issuance under our 2004 Stock Option and Appreciation Rights Plan.

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

Since our inception, we have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. In 2006, preferred stock dividends on our outstanding preferred stock of $878,843 were paid. The Board of Directors has elected not to pay dividends in the future, effective November 24, 2006. We expect that future earnings applicable to the common shareholders, if any, will be used for working capital and to finance growth.

•	Future sales of our common stock may depress our stock price.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of April 10, 2007, we have 50,000,000 authorized shares of which 17,851,248 shares of common stock are issued and outstanding.

•	There is a limited public trading market for our common stock.

Our stock is currently traded on the NASDAQ under the trading symbol of “VCGH”. There is a limited public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time.

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

Our Bylaws provide for the indemnification of our Officers and Directors. We may be required to advance costs incurred by an Officer or Director and to pay judgments, fines and expenses incurred by an Officer or Director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our Officers and Directors are involved by reason of being or having been an Officer or Director of our Company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business, thereby affecting our ability to maintain profitability.

•

As a public company, our business is subject to numerous reporting requirements that are currently evolving and could substantially increase our operating expenses and divert management’s attention from the operation of our business.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and NASDAQ have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, the requirements have taxed a significant amount of management’s and the Board’s time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly independent directors, or qualified executive officers.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their annual reports on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing the Company’s financial statements must attest to and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2008. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of December 31, 2008 and future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

Corporate Office

Our corporate office is located at 390 Union Boulevard, Suite 540, Lakewood, Colorado 80228, where we share an approximately 4,196 square foot facility with IEC, our wholly-owned subsidiary which currently manages all nightclubs that we own and all other nightclubs owned or controlled by our Chairman, Troy H. Lowrie. All nightclubs managed by IEC pay their proportionate share of IEC’s general operating and administrative expenses. We pay a monthly rent of approximately $5,900 to an unaffiliated third party. The lease term on this facility expires on November 1, 2009. We anticipate that this arrangement will continue at least through the end of the lease and we have the option to continue month to month at the prevailing market rate. We believe that our existing facility is adequate to support our existing operations and if needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Our Nightclubs

Each of our adult entertainment nightclub businesses are held in separately-owned subsidiary corporations, limited liability companies or limited partnerships and the related real estate and leases are held by a wholly-owned subsidiary corporation, VCG Real Estate Holding Corp (“VCGRE”), as follows:

Name of the Club	Club Ownership	Operated by VCG affiliates since	Location, Square Footage	Building Owned by VCGRE
PT’s® Brooklyn	Platinum of Illinois, Incorporated(1)	5/1/2002	Brooklyn, IL. 9,000 square feet	Yes
PT’s® Showclub	Indy Restaurant Concepts, Inc.(2)	6/30/2002	Indianapolis, IN. 9,200 square ft.	Yes
PT’s® All Nude	VCG Restaurant Concepts, Inc.(3)	6/30/2004	Denver, CO. 8,000 square feet	No(3)
The Penthouse Club	Glendale Restaurant Concepts, LP(4)	6/30/2004	Denver, CO. 9,600 square feet	No(4)
The Appaloosa Club	VCG CO Springs, Inc.(5)	10/2/2006	Colorado Springs, CO. 9,500 square feet	No(5)
The Diamond Cabaret	Glenarm Restaurant, LLC(6)	10/8/2004	Denver, CO. 36,000 square feet	No(6)
The Phoenix Club	Epicurean Enterprises, LLC(7)	11/2/2004	Phoenix, AZ. 14,000 square feet	Yes
The PT’s® Show Club	Denver Restaurant Concepts, LP(8)	12/29/2006	Denver, CO. 12,000 square feet	No(8)
Roxy’s	RCC LP(9)	2/1/2007	Brooklyn, IL. 4,400 square feet	No(9)
PT’s® Showclub	Kentucky Restaurant Concepts, Inc.(10)	2/5/2007	Louisville, KY. 23,000 square feet	No(10)
PT’s® Showclub	Cardinal Management LP(11)	3/1/2007	Centreville, IL. 5,700 square feet	No(11)
PT’s® Sports Cabaret	MRC LP(12)	3/20/2007	Sauget, IL. 9,700 square feet	No(12)
The Penthouse Club	IRC LP(13)	3/21/2007	Sauget, IL. 10,000 square feet	No(13)
The Mens Club	Raleigh Restaurant Concepts, Inc.(14)	4/16/2007	Raleigh, NC. 21,200 square feet	No(14)
Schieks Palace Royale	Classic Affairs, Inc.(15)	5/31/2007	Minneapolis, MN. 11,600 square feet	No(15)
Platinum Plus	KenKev II, Inc.(16)	9/14/2007	Portland, ME. 13,000 square feet	No(16)
Jaguar’s Gold Club	Golden Productions JGC Fort Worth LLC(17)	10/26/2007	Fort Worth, TX. 10,000 square feet	Yes(17)
Platinum Plus	Kenja II, Inc.(18)	10/29/2007	Miami, FL. 7,600 square feet	No(18)
LaBoheme Gentlemen’s Club	Stout Restaurant Concepts, Inc.(19)	12/21/2007	Denver, CO. 6,200 square feet	No(19)

(1)	An Illinois Corporation and wholly-owned subsidiary of VCG.
(2)	An Indiana Corporation and wholly-owned subsidiary of VCG. VCGRE leases the remainder of the 28,000 square foot building to an unaffiliated third party.
(3)	A Colorado Corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $14,500 per month. The lease term expires on January 31, 2010 and has an additional five year option until 2015.
(4)	A Colorado Limited Partnership and 93% owned subsidiary of VCG, including the 1% general partnership interest. The building is leased from Lowrie Management LLLP, controlled by our Chairman, Troy H. Lowrie, for $12,000 per month. The lease term expires September 2014 and has three options to extend that expire July 2029.

(5)	A Colorado Corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $10,000 per month. The lease term expires on October 1, 2016 and has two options to extend that expire October 2026.
(6)	A Colorado Limited Liability Company and 90% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $40,000 per month. The lease term expires in October 2015 and has three options to extend that expire October 2029.
(7)	An Arizona Limited Liability Company and wholly-owned subsidiary of VCG.
(8)	A Colorado Limited Partnership and 97% owned subsidiary of VCG. The building is leased from Lowrie Management LLLP, controlled by our Chairman, Troy H. Lowrie, for $15,000 per month. The lease term expires December 2014 and has three options to extend that expire December 2029.
(9)	A Illinois Limited Partnership and 87 % subsidiary of VCG. The building is leased from an unaffiliated third party for $5,000 per month. The lease term expires February 1, 2017 and has two options to extend that expire February 1, 2027.
(10)	A Kentucky Corporation and 100% owned subsidiary of VCG. The building is leased from Lowrie Management LLLP, controlled by our Chairman, Troy H. Lowrie, for $7,500 per month. The lease term expires December 31, 2017 and has three five year options to extend that expire December 31, 2032.
(11)	An Illinois Limited Partnership and 82% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $5,000 per month. The lease term expires on February 1, 2017 and has two options to extend that expire February 1, 2027.
(12)	An Illinois Limited Partnership and 99% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $20,000 per month. The lease term expires on March 1, 2017 and has two options to extend that expire March 1, 2027.
(13)	An Illinois Limited Partnership and 89% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $25,000 per month. The lease term expires on March 1, 2017 and has two options to extend that expire March 1, 2027.
(14)	A North Carolina Corporation and wholly-owned subsidiary of VCG. The building and parking areas are leased from an unaffiliated third party for $25,750 per month. The building lease term expires on January 31, 2007 and has twelve consecutive renewal terms of five years that expire on January 31, 2062. The parking area lease expires January 31, 2012 and has twelve consecutive renewal terms of five years that expire on January 31, 2062.
(15)	A Minnesota Corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $6,000 per month. The lease term expires on July 1, 2027 and has three options to extend that expire July 1, 2042.
(16)	A Maine Corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $14,750 per month. The lease term expires on September 30, 2032 and has two options to extend that expire September 30, 2042.
(17)	A Texas Limited Liability Company and wholly-owned subsidiary of VCG. The building is owned by VCGRE but the land is leased from an unaffiliated third party for $20,000 per month. The lease term expires on September 30, 2012 and has four options to extend that expire September 30, 2032.
(18)	A Florida Corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $10,000 per month. The lease term expires on November 1, 2032 and has two options to extend that expire November 1, 2042.
(19)	A Colorado Corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $17,000 per month. The lease term expires on August 31, 2016.

Item 3.	Legal Proceedings

On or around July 24, 2007 VCG Holding Corp., among other persons (the “Defendant”), were named in a lawsuit filed in District Court, 191 Judicial District, of Dallas County, Texas (the “Complainant”). The Complainant styled Thee Dollhouse Productions N.C., Inc. and Michael Joseph Peter (the “Plaintiff”) v. David Fairchild, Hospitality Licensing Corporation D/B/A The Men’s Club, and VCG Holding Corp., Cause No. DC070738, was filed by the Plaintiff. The case was later removed to the United States District Court for the Northern District of Texas, Dallas Division and in assigned case no. 3-07-CV1455-L. Plaintiff’s complaint alleges Tortuous Interference based on the conduct of the Defendants during a transaction that resulted in VCG Holding Corp. purchasing Regale. The Complainant alleges that the Defendants had knowledge of the existence of the Raleigh-Dollhouse Agreement, that was valid and enforceable, and that VCG’s transaction with Regale, spearheaded by Fairchild, would cause a breach by, and result in, liability against Regale. Complainant alleges that the Defendants have caused Thee Dollhouse to sustain damages in the amounts of 6% of weekly gross receipts and 24.5% of operating profits. This case is presently in the post discovery phase, with only nominal discovery remaining to be completed. Trial is anticipated during the third or fourth quarter of 2008. Management has vigorously opposed the Plaintiffs contentions and has actively litigated and defended the Company’s actions in this matter. While no guarantees may be made regarding the results of any litigation, management remains confident in its position in this matter.

On December 7, 2007, VCG was named a party to a lawsuit filed by a former employee Eric Zajkowski, individually and on behalf of others similar situated. Plaintiff’s initial complaint alleged that Schieks had improperly withheld gratuities from employees. VCG has asserted a Counter-Claim against Plaintiff. Plaintiff’s subsequently amended their Complaint, to add additional parties and claims. Plaintiff’s claims all relate to allegations that VCG allegedly failed to pay wages and benefits due to Plaintiffs. While Plaintiffs allegedly seek class certification of its claims, no Motion for class certification has been filed as of this date. VCG is vigorously defending itself from the Plaintiffs claims. However this case is in the earliest stages and the parties have not engaged in any substantive discovery and therefore management is unable to comment on the merit of Plaintiffs claims.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

As of December 28, 2007, our common stock, $0.0001 par value per share, has been trading on NASDAQ under the trading symbol of “VCGH”. Prior to December 28, 2007, our stock traded on the American Stock Exchange beginning on June 15, 2004, under the trading symbol “PTT”. Prior to that, our common stock was quoted on the OTC Bulletin Board. The market for our common stock is limited and volatile. The following table sets forth the range of high and low bid quotations or high and low closing prices, as applicable, for our common stock for each of the periods indicated as reported by the AMEX and NASDAQ. The AMEX and NASDAQ prices listed below may not represent actual transaction prices:

	High	Low
2006
First Quarter	$1.50	$0.90
Second Quarter	$1.54	$0.90
Third Quarter	$2.65	$1.10
Fourth Quarter	$5.35	$2.00
2007
First Quarter	$9.22	$8.50
Second Quarter	$8.87	$8.26
Third Quarter	$7.40	$6.87
Fourth Quarter	$11.07	$10.23

On April 10, 2008, the closing bid price of our common stock was $5.35.

Holders

As of March 31, 2008, there were approximately 2,992 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the fourth quarter, 2007.

Repurchases of Equity Securities of the Issuer

There were 40,000 shares of common stock repurchased for $257,732.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-KSB. This Annual Report on Form 10-KSB, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-KSB that are not statements of historical facts are forward-looking statements. These forward looking statements made herein are based on our current expectations, involve a number of risks and uncertainties and should not be considered as guarantees of future performance. The factors that could cause actual results to differ materially include without limitation:

•	Dependence on key management personnel;

•	Competitors with greater financial resources;

•	The impact of competitive pricing;

•	The timing of openings of competitors’ clubs;

•	The ability of management to execute acquisition and expansion plans and motivate personnel in the execution of such plans;

•	Interruptions or cancellation of existing contracts;

•	Adverse publicity related to the company, or the industry;

•	Changes in the laws governing the operation of adult entertainment businesses;

•	An inability to arrange additional debt or equity financing;

•	Adverse claims relating to our use of trademarks and/or trade names;

•	The adoption of new, or changes in, accounting principles;

•	The costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002;

•	Economic downturn.

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

General

It is our desire to provide all parties who may read this MD&A an understanding of the Company’s past performance, its financial condition and its prospects of going forward in the future. Accordingly, we will discuss and provide our analysis of the following:

•	Overview of the business;

•	Critical accounting policies;

•	Results of operations;

•	Overview of business segments;

•	Liquidity, capital resources and outlook for 2008;

•	New accounting pronouncements.

The Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April, 2002. The Company is engaged in owning and operating nightclubs which provide quality live adult entertainment, food and beverage services. Currently, we operate eighteen adult entertainment nightclubs and one upscale dance club (collectively referred to as the “Clubs”). Three of the Clubs offer full service restaurants with fine dining and have VIP facilities for its members. Sixteen Clubs serve alcoholic beverages.

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

In June, 2002, the Company formed VCG Real Estate Holding Corporation, a wholly owned subsidiary, that purchased the land and buildings which house four of our Clubs.

Management has substantial experience in owning and operating successful adult entertainment nightclubs and thereby, our management has gained an in-depth knowledge of the industry in which the Company does business.

Since the Company began its operations, we have acquired the following Clubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	PT’s® Brooklyn in East Saint Louis, Illinois (acquired 2002)

•	PT’s® All Nude in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Phoenix, Arizona (opened 2004 and sold in January, 2007)

•	Tabu (Dance club) in Denver, Colorado (opened June, 2005)

•	PT’s® Appaloosa in Colorado Springs, Colorado (acquired October, 2006)

•	PT’s® Showclub in Denver, Colorado (acquired December, 2006)

•	PT’s® Showclub in Louisville, Kentucky (acquired January, 2007)

•	Roxy’s in East Saint Louis, Illinois (acquired February, 2007)

•	PT’s® Showclub in East Saint Louis, Illinois (acquired February, 2007)

•	PT’s® Sports Cabaret St. Louis in East Saint Louis, Illinois (acquired March, 2007)

•	Penthouse Club St. Louis in East Saint Louis, Illinois (acquired March, 2007)

•	The Men’s Club® in Raleigh, North Carolina (acquired April, 2007)

•	Schieks Palace Royale in Minneapolis, Minnesota (acquired May, 2007)

•	Platinum Plus in Portland, Maine (acquired September, 2007)

•	Jaguar’s Gold Club in Ft. Worth, Texas (acquired September, 2007)

•	Platinum Plus in Miami, Florida (acquired October, 2007)

•	LaBoheme Gentlemen’s Club in Denver, Colorado (acquired December, 2007)

The majority of the Clubs operate under the branded names PT’s®, Diamond Cabaret and The Penthouse Club, which are pursuant to non-exclusive licensing agreements.

The aggregate cost of acquisition for the eighteen operating clubs was approximately $91.5 million.

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

Principles of Consolidation

The consolidated financial statements include the accounts of VCG Holding and its subsidiaries: Platinum of Illinois, Incorporated (POI); Indy Restaurant Concepts, Inc. (INDY), VCG Real Estate Holdings, Inc. (VCGRE), Glendale Restaurant Concepts, LP (GRC), International Entertainment Consultants, Inc. (IEC), VCG Restaurants Denver, Inc. (VCGD), Glenarm Restaurants LLC (GRL) ) for all periods presented , Denver Restaurant Concepts LP (DRC) from date of acquisition (December 31, 2006), VCG CO Springs, Inc. (VCGCO) from date of acquisition (October 2, 2006) and Kentucky Restaurant Concepts Inc. (KRC) from date of acquisition (January 1, 2007), RCC LP (RCC) from the date of acquisition (February 1, 2007), Cardinal Management LP (CMLP) from the date of acquisition (February 1, 2007), MRC LP (MRC), and IRC LP (IRC) from the date of acquisition (March 1, 2007), Raleigh Restaurant Concepts, Inc. (RRC) from the date of inception (April 16, 2007), Classic Affairs, Inc. (Classic) from the date of acquisition (May 30, 2007), KenKev II, Inc. (KENKEV) from date of acquisition (September 14, 2007), Golden Productions JGC Fort Worth LLC (JGC Fort Worth) from the date of acquisition (September 17, 2007), Kenja II, Inc. (Kenja) from the date of acquisition (October 29, 2007), Stout Restaurant Concepts, Inc. (Stout) and Bradshaw Hotel Inc. from the date of inception (December 21, 2007). All significant inter-company balances and transactions are eliminated in the consolidation. We are reporting our consolidated operations under the guidance of ARB 51, as amended by FASB 94 for consolidated companies.

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

Goodwill

We adopted the Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets” on April 30, 2002. Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. The adoption of this statement did not have a material affect on our financial position or results of operations as no adjustment was needed at December 31, 2006 and 2007.

Licenses

Under the guidance of SFAS 142, other Intangible Assets are no longer subject to amortization over its estimated useful life. Rather, Liquor and Entertainment Licenses, as they have no estimated useful life, will be subject to at least an annual assessment for impairment by applying a fair value base test. This clarification to the adoption of our accounting policy under of this statement did not have a material effect on the financial position or results of operations of the Company. We reallocated a portion of the Goodwill previously carried as Goodwill to Licenses ($500,000) in 2006.

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

Impaired Assets

SFAS No. 143, “Accounting for Asset Requirement Obligations” requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations.

Results of Operations

The nature of our operations and the locations in which we operate, create certain challenges and risks to us. These challenges and risks are discussed in Item I of this Annual Report. However, certain of these factors are especially important to this discussion and in understanding our results of operations, financial condition and cash flows, and the reason why historical financial results may not be indicative of our future operating performance.

Consolidated Results of Operations

Key selected financial and operating data for the years ended December 31, 2006 and 2007 are as follows. All references to the earnings per share are on a diluted basis. The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment, in the next section “Business Segments and Results”.

	December 31,		Percent Change
	2006	2007	2006 vs. 2007
Revenues
Sale of alcoholic beverages	$6,849,528	$19,248,427	181.0%
Sale of food and merchandise	945,340	2,281,834	141.4%
Service revenue	3,618,038	13,996,896	286.9%
Other	4,701,675	5,021,732	6.8%

Total Revenue	16,114,581	40,548,889	151.6%

Operating Expenses
Cost of goods sold	2,259,896	5,413,555	139.5%
Salaries and wages	4,730,095	8,899,047	88.1%
Other general and administrative
Taxes and licenses	347,531	1,527,004	339.4%
Charge cards and bank fees	228,765	479,787	109.7%
Rent	832,240	3,863,282	364.2%
Professional fees	1,121,235	2,167,832	93.3%
Advertising and marketing	471,703	1,859,239	294.2%
Insurance	711,181	1,041,794	46.5%
Other	1,470,803	4,434,349	201.5%
Depreciation & amortization	664,399	1,029,621	55.0%

Total operating expenses	12,837,848	30,715,510	139.3%

Income from operations	3,276,733	9,833,379	200.1%

Interest Expense	(1,494,658)	(2,439,983)	63.2%
Interest Income	17,638	325,574	*
Bad debt	(24,583)	(42,467)	*
Income tax provision	(200,000)	(1,250,000)	*
Minority interest expense	99,324	250,892	*
Income (loss) from continuing operations	1,520,363	6,274,718	*
Discontinued component income (loss)	(404,687)	(22,723)	*
Net Income	$1,115,676	$6,251,995	*

Earnings (loss) per share
Income (loss) from continuing operations	$0.17	$0.38	*
Income (loss) from discontinued component	$(0.04)	$—	*
Preferred stock dividend	$(0.10)	$—	*

Net (loss) Income applicable to common shareholder	$0.03	$0.38	*

*	Not meaningful

Revenues

Our revenues from our nightclubs include revenues from the sale of alcoholic beverages, food and merchandise, and service revenues, which include the fees entertainers pay us to be allowed to perform at our clubs and fees we charge for admission to our clubs. Those revenues increased from $16,114,581 for the year ended December 31, 2006 to $40,548,889 for the year ended December 31, 2007. The increase for the year ended

December 31, 2007 of $24,434,308 and included an increase from same stores of $647,832 (seven clubs owned in 2006) or 4.0%. Most of the 2007 resulted from acquisition store revenues. We acquired eleven operations during 2007 and that revenue accounted for 145.67% of the 2007 increase. The revenue changes at our “existing clubs” (i.e., the clubs open for the same period throughout both 2006 and 2007) ranged from a increase of 2.17% to an increase of 25.13%. The 2007 same store revenue increase $647,832, an increase of 4.02%. We have reviewed the performance of each of the clubs to determine the reasons for the increase or decrease in revenue for 2007.

The following is a summary of our findings and our view of the trend forward:

•

PT’s® Brooklyn, St Louis. During prior years the club was affected by a bridge closure that connects St. Louis with the club. The bridge reopened in mid 2006 and we changed the name of the club to Pt’s Brooklyn in the latter part of 2005. We have seen the customer base continue to increase in 2007 and the club had an increase in revenue in 2007 compared to 2006.

•

PT’s® Showclub, Indy. This club has been in operation for 18 years and has had a consistent customer base and revenue stream. The increase in revenue was slightly more then our expectations. We continue to implement programs that will increase customer base and revenue sources.

•

PT’s® All Nude, Denver. This was an established club when we took over management and ownership. The club reopened with a substantial renovation and new approach. We remodeled the club, changed the hours of operations, targeted a college age customer base and all of these steps have improved the club’s performance. We have received the results that we were expecting and the club has leveled out into a mature revenue flow.

•	The Penthouse Club, Denver. The revenue in 2007 had increased from 2006 and met our expectations. We continue to work on ways to draw more customers and generate additional revenue at this location.

•

The Diamond Cabaret and Tabu Nightclub, Denver. When we purchased this club it was a well-established club in the heart of downtown Denver. The Denver convention center has doubled its size and the city has several new hotels in the area with more development to come. We remodeled the Club completed in mid 2007. In addition we remodeled the steakhouse and have been working on the concept for the food operations. The revenue was flat for 2007 but the trend and program changes have began to bring the club in line with our expectations and we feel that the club will continue the same trend for 2008.

•

PT’s® Appaloosa, Colorado Springs. We purchased this club in October 2006. The club was an established club and we believed that if we remodeled and established our management team in the club it could perform above the operating results of the prior ownership. We have been happy with results in 2007 and expect that the club will meet our expectations for 2008.

•

Other revenues, which are comprised principally of the management fees that IEC charges for the management of the clubs that we do not own, ATM fees and other ancillary revenue increased by $320,057 for the year ended December 31, 2007. During 2007 the amount of net management fee decreased to $643,859 in 2007 from $2,667,321. We now manage only clubs that own and most of the revenue earned by IEC is eliminated from our revenue. The other fees increased by $2,343,519 for the year ended December 31, 2007 reflects mainly from the acquisitions. We have increases in ATM fees due to the greater use of the ATMS in new clubs and the new fee structure put in place in 2006. In addition, we have new programs related to our VIP rooms, more sales of VIP memberships, selling day passes to the VIP rooms, and suite fees in the form of wristbands that give guests greater use of the clubs amenities.

Cost of Goods Sold

For the year ended December 31, 2007, cost of goods sold, which represents the costs of the alcohol, food and merchandise we sell, increased by 139.5% in comparison to the 176.21% increase in the combined revenues from the sales of alcohol, food and merchandise. The relationship of our cost of sales to our revenues from the sale of alcohol, food and merchandise varies from club to club depending on various factors, including the variety of food offered, whether the club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” nightclubs will have a greater variety of food offered, a boutique and higher percentage of wine and champagne sales. This will generally produce a lower overall margin on the club’s revenues.

Salaries and Wages

Salary and wage expenses increased by 88% for the year ended December 31, 2007 as compared to the same period in 2006. The 2007 expense represents 21.9% as a percentage of total revenue as compared to 2006 percentage of total revenues of 29.4%. The 2007 percent of revenue is in line with our budgeted salaries expense.

Other General and Administrative Expenses

Rent increased $3,031,042 or 364% for the year ended December 31, 2007 as compared to the same period for fiscal 2006. This increase is primarily due to the addition of eleven clubs acquired in 2007.

Legal and professional expenses increased by $1,046,597 or 93% for the year ended December 31, 2007 as compared to the same period fiscal for 2006. The increase for the year ended December 31, 2007 was primarily due to increased professional fees at all clubs and higher director fees. Incremental legal and professional expenses for new clubs acquired in 2007 totaled approximately $500,000.

Advertising and marketing expenses increased $1,387,536, representing a 294% increase for the year ended December 31, 2007, over the same period in fiscal 2006. The eleven clubs acquired in 2007 account for $1,000,000 of this increase and the clubs owned prior to January 1, 2007 account for the remaining $387,000.

Other general and administrative expenses increased by $2,963,546 or 201% for the year ended December 31, 2007 as compared to the same period for fiscal 2006. The eleven new clubs account for $1,900,000 of $2,900,000 increase.

Depreciation and Amortization

Depreciation and amortization increased by $365,222 or 55% for the year ended December 31, 2007 as compared to the same period for 2006. New clubs account for $535,000, while the older clubs have assets that are becoming fully depreciated.

Interest Expense

Interest expense increased $945,325 or 63%, during the year ended December 31, 2007 as compared to the same period for 2006. We increased borrowings for acquisition, capital expenditures, and the redemption of preferred stock during 2007. The interest expense represents $0.15 per share for the year ended December 31, 2007 and $0.16 for the year ended 2006. In addition, the non-cash charges to interest, which include the amortization of loan fees related to the borrowings, was $433,504 for the year ended December 31, 2006 and $197,781, for the year ended December 31, 2007.

Interest Income

Interest income increased $325,574 or 1,746% for the year ended December 31, 2007. The new clubs purchased in 2007 account for $302,000 of the increase.

Bad Debt

We had bad debt in the amount of $24,583 for the year ended December 31, 2006 as compared to $42,467 for the year ended December 31, 2007, related due to a credit card fraud on Kenja II, Inc.’s books.

Discontinued Operations

As discussed in Note 6 of Notes to Consolidated Financial Statements, we sold our interests in Epicurean Enterprises LLC (EEL) in January, 2007 for $2,570,000. As a result, in the fourth quarter of fiscal 2006 we reclassified EEL’s assets as assets to be disposed of, its liabilities as liabilities of discontinued operations, and its results of operations as operations of discontinued component costs representing the operating losses incurred of $399,617 for the year ended December 31, 2006 and $22,723 for December 31, 2007. The accompanying consolidated statement of income for the year ended December 31, 2006 has been adjusted to reclassify the operations of EEL as discontinued operations. The sale of EEL for approximately $2.5 million closely approximates our cost in the operation and we have not included an impairment loss for the disposal of this operation.

Net income

Net income was $6,251,995 for the year ended December 31, 2007 as compared with $1,115,676 for the same period in 2006. The income for year ended December 31, 2006 included $200,000 of deferred income taxes expense as compared to $1,250,000 for the year December 31, 2007. We fully utilized our net operating loss carry forward during 2007 and reduced our capital loss carry forward from $1.4 million at December 31, 2006 to approximately $20,000 at December 31, 2007. We expect to pay income taxes during 2008.

Net Income Applicable to Common Stockholders and Earnings Per Share

For the year ended December 31, 2007, we paid or accrued no dividends on our Series A Preferred Stock. This resulted in a net income applicable to common shareholders of $6,251,995, for the year ended December 31, 2007 as compared to net income applicable to common shareholders of $236,833 for the year ended December 31, 2006 that included a paid or accrued dividend of $878,843, that included $136,034 of amortization of preferred stock offering costs on the outstanding shares of our Series A Preferred Stock. As of December 31, 2006, there were 32,500 shares of Series A Preferred Stock outstanding and no outstanding shares of our Series A Preferred Stock at December 31, 2007. We originally issued 947,000 shares of Series A Preferred Stock but during the fourth quarter of 2006, we had 772,466 shares converted to common stock at $2.50 per share or 3,089,864 shares of common stock. Each share was entitled to an annual dividend of 10% on the basis of the $10.00 per share price at which the shares were sold. The rate of dividend to be paid was canceled by the Board of Directors effective November 25, 2006. We have had “puts” of the Series A Preferred Stock in 2006 of 120,080 shares or $1,200,082 was paid in cash to redeem the shares. The outstanding Series A Preferred Stock at December 31, 2006 were converted in January, 2007 for $3.66 per share or 88,798 shares of common stock.

Business Segments and Results

The following table sets forth certain information about each segment’s financial information for the years ended December 31, 2007 and 2006:

	December 31,
	2006	2007
Business segment sales:
Nightclubs	$13,447,260	$39,905,030
Management	2,667,321	643,859

	$16,114,581	$40,548,889

Business segment operating income:
Nightclubs	$3,206,415	$9,407,435
Management	70,318	425,944

	$3,276,733	$9,833,379

Business segment assets:
Nightclubs	$34,314,212	$93,360,879
Management	765,486	836,677

	$35,079,698	$94,197,556

Business segment liabilities:
Nightclubs	$21,412,035	$37,823,123
Management	547,040	309,926

	$21,959,075	$38,133,049

The day to day management of all nightclubs is conducted through our wholly-owned subsidiary, International Entertainment Consultants, Inc. (“IEC”). All nightclubs managed by IEC are charged for direct expenses and a proportionate share of IEC’s general operating and administrative expenses. IEC provides management and supervisory personnel to oversee operations, hires and contracts for all operating personnel, establishes club policies and procedures, compliance monitoring, purchasing, financial and operating reports, income tax preparation, accounting services and other administrative needs. The management fee income and related expenses are related to the company owned nightclubs and have been eliminated.

Liquidity and Capital Resources

The level of current assets and liabilities for the nightclub operations does not materially fluctuate and is very predictable, and we anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next twelve months, the primary source of our liquidity, since we began our operations in April, 2002. We have acquired eighteen existing nightclub operations, eleven of which we acquired in the 2007, for a total cost of approximately $91.5 million. We funded these acquisitions primarily through issuances of our common and preferred stock (approximately $53 million) and assumptions of indebtedness (approximately $36 million). We have sold two clubs and closed one since we began our operations and are pursuing additional acquisitions. We presently have the cash to purchase the club under contract and being completed April 14, 2008. We are in the process of negotiating a line of credit, getting commitments for financing on our other acquisitions, and with current cash flow believe we are in position to execute our plan for acquisitions in each of fiscal 2008 and fiscal 2009. The acquisition of additional clubs beyond the present plan will require us to obtain additional debt and/or equity capital. There can be no assurance that such capital will continue to be available upon terms that are acceptable to us, if such financing is available at all. An inability to obtain such additional financing could have an effect on our strategy of growth through the acquisition of clubs, the upgrade of existing clubs and the development of clubs in areas that are not market saturated and already receptive to well-managed upscale clubs.

Working Capital

At December 31, 2007 and December 31, 2006, the Company had cash and cash equivalents of $2,980,000 and $2,011,000 respectively, and total current assets of $5,050,000 and $3,520,000, respectively. Our current liabilities exceeded our current assets by $6,857,000 and $265,000 at December 31, 2007 and December 31, 2006 respectively. Of the current liabilities at December 31, 2007, $928,000 is due to Lowrie Management LLLP and another $8,060,000 of current liabilities are guaranteed by Mr. Lowrie and secured by assets owned by Mr. Lowrie.

As of December 31, 2007, we have no available lines of credit facilities. We have began the process of negotiating for a major line of credit that will fit with our acquisition model. In addition we have started the process of extending our current loans and lines of credit. We have two lines of credits with our lead bank that are renewable on an annual basis ($6,600,000) and have no reason to believe that the loans will not be renewed when they come due in the second half of 2008. We also have $500,000 due to three individuals due in the fourth quarter of 2008 and will begin negotiation with these individuals in the second quarter but we can pay them out of operating cash flow if necessary.

In November, 2004, we placed $1,250,000 of convertible subordinated notes. The notes are convertible into shares of our common stock at a conversion price of $2.00 per share. As of December 31, 2006 the balance of $532,626 of the notes had been converted into 266,313 shares of common stock. While the conversion of the notes did not provide us with additional capital, such conversion eliminated the related interest expense and improved our debt to equity ratio. In addition, the purchasers of the notes were issued an aggregate of 156,250 warrants exercisable for five years at an exercise price of $3.00 per share, and an aggregate of 156,250 warrants exercisable for five years at an exercise price of $4.00 per share. The exercise of any of the warrants would provide us with additional capital. As of December 31, 2007, there were 120,066 shares of the $3.00 per share warrants and 102,358 shares of the $4.00 per share warrants exercised, with 30,512 of the shares being exercised cash-less. The total cash provided from these exercises of warrants of $662,838. In fiscal 2006, there were 8,750 shares of the $3.00 per share warrants and 5,625 shares of the $4.00 per share warrants exercised for a total of $48,750.

Certain purchasers of the convertible subordinated notes obtained the right to invest an additional $1,500,000 through the purchase of additional Convertible Subordinated Notes having terms similar to those issued in November 2004, but having a conversion price that reflects a premium to the average closing prices for our common stock calculated during the twenty business days immediately prior to the date of any subscription agreement. As of December 31, 2006, no additional convertible subordinated notes have been issued pursuant to this right and these rights expired in 2007.

As of December 31, 2006, we had outstanding 32,500 shares of Series A Preferred Stock as compared to no shares of our Series A Preferred Stock at December 31, 2007. The Series A Preferred Stock was redeemable (i) at the option of the holders at $10.00 per share upon 90 days written notice at any time one year after its issuance, or (ii) by us at $10.00 per share immediately upon written notice to the holders after one year. In addition, the Series A Preferred Stock is convertible at the option of the holders into shares of common stock at a conversion price equal to the greater of $2.50 or 75% of the 20 day moving average of the market price of our common stock on the date of conversion. Until November 24, 2006 we paid a 10% per annum annual dividend rate on the Series A Preferred Stock. The Board of Directors did not renew the dividend for 2007 effective November 25, 2006. During 2006, we had a net of 87,580 shares of Series A Preferred Stock redeemed and 772,466 shares of Series A Preferred Stock were converted into 3,089,864 shares of common stock at $2.50 per share. The balances of the 32,500 shares of Series A Preferred Stock were converted into 88,798 shares of common stock at $3.66 per share in January, 2007.

In January 2007 we sold 3,000,000 shares in a private placement for $21,300,000 that we used for the acquisition of clubs during 2007. We obtained a line of credit from a bank of $5,000,000 we obtained a line of credit of $6,000,000 of which $500,000 was paid down in 2007, from a private company, and $3,323,677 from individuals, including friends and family of Mr. Lowrie. All of these funds were used for acquisition during 2007. We issued 1,048,166 shares of our common stock for purchase payments on acquisitions of $6,775,705.

On October 29, 2007 Mr. Lowrie exchanged $10,000,000 of debt owed to a partnership controlled by Mr. Lowrie in exchange for 750,000 shares of our Common Stock. All of the notes described below were included along with a note for the purchase of Glendale Restaurant Concepts, LP were used in the restructure and exchange of the $10,000,000 in debt. The balance of the debt owed to Lowrie Management LLLP at December 31, 2007 is $5,660,372.

On December 31, 2006, we purchased the limited partnership interest of Denver Restaurant Concepts LP (DRC) owned by Lowrie Management LLLP for a promissory note of $5,500,000 to amortize over ten years; the due date will be December 31, 2016 with an interest rate of 8.5%. The note is secured by the partnership interest we own in DRC.

On March 1, 2007, we purchased the limited partnership interest of IRC LP owned by Lowrie Management LLLP for a promissory note of $4,200,000 to amortize over ten years; the due date will be March 31, 2017 with an interest rate of 8.5%. The note is secured by the partnership interest we own in IRC.

On March 1, 2007, we purchased the limited partnership interest of MRC LP owned by Lowrie Management LLLP for a promissory note of $3,200,000 to amortize over ten years; the due date will be March 31, 2017 with an interest rate of 8.5%. The note is secured by the partnership interest we own in MRC.

Capital Resources

We had stockholders’ equity of $56,064,507 at December 31, 2007 and $12,795,623 at December 31, 2006. The change is the result of the income during the year, proceeds from the sale of shares of common stock, common stock issued for services, conversion of debt, preferred stock to common stock, deferred offering costs, cashless warrant exercise and the repurchase of Common Stock and cancellation of Common Stock as part of the sale of an asset.

The net cash provided by operating activities was $9,353,110 for the year ended December 31, 2007 and $2,574,376 for the year ended December 31, 2006. The increase in the cash flow provided by operations was principally due to the increase in our net income for those periods, as well as the 2007 increase in Accrued Expenses and Deferred Income Tax Payable.

The net cash used by investing activities for the year ended December 31, 2007 was $42,500,104; $372,606 for the purchase of assets held for sale, $42,710,714 was for the investment in the acquisition of eleven clubs, $4,561 for deposits, and offset by $587,777 provided by sale of assets and investments. The net investing cash outflows for the year ended December 31, 2007 were financed from cash flows from operations, new financing, and sale of common stock. The net cash used by investing activities for the year ended December 31, 2006 was $951,862; $249,276 for the purchase of investments, from the use of $682,604 for equipment and leaseholds at the clubs in Denver and Colorado Springs, $256,820 for licenses and deposits, $800,000 purchase of goodwill, and offset by $1,032,500 in cash received from sale of ten percent interest of GRL, sale of equipment, and the sale of a note receivable. These net cash outflows were financed principally from cash flows from operations.

Net cash provided by financing activities for the year ended December 31, 2007 was $34,115,823. These financing cash inflows included $22,235,011 from the sale of Common Stock, cash received as part of acquisitions of $1,109,214, and proceeds from new debt of $13,730,612. We used $1,811,533 to repay debt, $978,119 to make payments on capital leases, and $169,362 loan and offering costs. The net cash used by financing activities for the year ended December 31, 2006 was $159,273. We obtained $7,336,000 from the issuance of new debt, $99,555 payments received on a note receivable, $71,086 cash received from the acquisition of DRC and $663,062 provided by the issuance of common stock. Cash of $6,095,000 was applied to the reduction of debt, $22,608 to loan fee on financing, $166,426 to make payments on capital leases, $1,200,802 redemption of preferred stock, $49,886 discontinued operations and $742,809 to make preferred stock dividend payments.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
	Total	2008	2009-2010	2011-2012	Thereafter
Contractual Obligations
Long-term Debt	$30,820,072	$9,333,687	$15,008,652	$5,170,967	$1,306,765
Capital Leases	$33,294	$12,123	$21,171	$—	$—
Operating Leases	$76,923,160	$2,993,862	$5,363,515	$5,259,525	$63,606,258

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date, inflation has not had a material impact on our operations.

New Accounting Pronouncements

SFAS No. 158 “Employers” Accounting for Defined Benefit Pension and Other Post-retirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not maintain a defined benefit pension plan and offers no other post-retirement benefits. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not believe such adoption will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115 (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect the impact of adoption to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS No. 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use for the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

VCG Holding Corp.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of VCG Holding Corp. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The Company is not required to have, nor were we engaged to perform on audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of VCG Holding Corp. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado	Causey Demgen & Moore Inc.

April 14, 2008

VCG Holding Corp.

Consolidated Balance Sheets

	December 31,
	2006	2007
Assets
Current Assets
Cash & cash equivalents	$2,011,178	$2,980,007
Investments	259,652	—
Assets held for sale	—	372,606
Other receivables	250,458	181,632
Inventories	450,784	964,595
Prepaid expenses	274,325	276,002
Income taxes receivable	272,244	272,244

Total Current Assets	3,518,641	5,047,086

Property, plant and equipment, net	12,025,627	24,517,181
Deposits	78,205	82,766
Loan Fees, net	126,944	389,604
Deferred offering costs	32,528	37,011
Assets to be disposed	2,591,068	—
Covenant not to compete	—	111,000
Intangible assets	16,706,685	64,012,908

Total Assets	$35,079,698	$94,197,556

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable—trade	$566,707	$764,182
Accrued expenses	414,209	1,646,531
Deferred revenue	41,226	150,266
Current portion of capitalized leases	949,664	9,342
Current portion of long-term debt	1,811,533	9,333,687

Total current liabilities	3,783,339	11,904,008

Long-term Liabilities
Deferred income tax	200,000	1,060,777
Liabilities to be disposed of	99,144	—
Capitalized leases	28,455	19,112
Long-term debt	17,202,105	21,486,385

Total long-term liabilities	17,529,704	22,566,274

Minority Interest Liability	646,032	3,662,767

Redeemable Preferred Stock
Preferred stock $.0001 par value; 1,000,000 shares authorized; 32,500 (2006) and -0- (2007) shares issued and outstanding	325,000	—

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 12,645,441 (2006) and 17,723,975 (2007) shares issued and outstanding	1,265	1,772
Paid-in capital	15,235,465	52,251,847
Retained earnings (deficit)	(2,441,107)	3,810,888

Total stockholders’ equity	12,795,623	56,064,507

Total Liabilities and Stockholders’ Equity	$35,079,698	$94,197,556

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

For the years ended

	December 31,
	2006	2007
Revenues
Sales of alcoholic beverages	$6,849,528	$19,248,427
Sales of food and merchandise	945,340	2,281,834
Service revenue	3,618,038	13,996,896
Management fees and other income	4,701,675	5,021,732

Total revenue	16,114,581	40,548,889

Operating Expenses
Cost of goods sold	2,259,896	5,413,555
Salaries and wages	4,730,095	8,899,047
Other general and administrative
Taxes and permits	347,531	1,527,004
Charge card and bank fees	228,765	479,787
Rent	832,240	3,863,282
Professional fees	1,121,235	2,167,832
Advertising and marketing	471,703	1,859,239
Insurance	711,181	1,041,794
Other	1,470,803	4,434,349
Depreciation & amortization	664,399	1,029,621

Total operating expenses	12,837,848	30,715,510

Income from operations	3,276,733	9,833,379

Other income (expenses)
Interest expense	(1,494,658)	(2,439,983)
Interest income	17,638	325,574
Gain on sale of assets	44,184	99,107
Unrealized gain on sale of marketable securities	328	—
Bad debt expense	(24,538)	(42,467)

Total Other Income (Expenses)	(1,457,046)	(2,057,769)

Income from continuing operations before income taxes	1,819,687	7,775,610

Income tax expense—current	—	—
Income tax expense—deferred	200,000	1,250,000

Total income taxes	200,000	1,250,000

Minority interest expense	(99,324)	(250,892)

Income from continuing operations	1,520,363	6,274,718

(Loss) from discontinued operations, net of tax	(404,687)	(22,723)

Net income	1,115,676	6,251,995
Preferred stock dividends	(878,843)	—

Net income applicable to common stockholders	$236,833	$6,251,995

Earnings per share
Basic income per common share
Income from continuing operations	$0.17	$0.38
Loss from discontinued operations	$(0.04)	$—
Preferred stock dividends	$(0.10)	$—

Net income applicable to common shareholders	$0.03	$0.38

Fully diluted income per common share
Income from continuing operations	$0.16	$0.37
Loss from discontinued operations	$(0.04)	$—
Preferred stock dividends	$(0.09)	$—

Net income applicable to common shareholders	$0.03	$0.37

Weighted average shares outstanding	9,128,985	16,500,973
Fully diluted weighted average shares outstanding	9,338,570	16,993,340

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2006 and 2007

			Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances, December 31, 2005	8,656,569	$867	$5,720,661	$(2,677,940)	$3,043,588
Sale of common stock for cash	254,677	25	663,037	—	663,062
Shares issued for general partnership interest	50,000	5	249,995	—	250,000
Issuance of warrants for services	—	—	20,458	—	20,458
Conversion of senior debt to common stock	266,314	27	532,599	—	532,626
Deferred offering costs	—	—	(58,721)	—	(58,721)
Exercise of cashless warrants	44,017	4	(4)	—	—
Issuance of common stock for preferred stock offering costs	123,667	12	136,022	—	136,034
Conversion of preferred stock to common stock	3,089,864	309	7,724,351	—	7,724,660
Issuance of common stock for services	160,333	16	247,067	—	247,083
Preferred stock dividend	—	—	—	(878,843)	(878,843)
Income for year ended December 31, 2006	—	—	—	1,115,676	1,115,676

Balances, December 31, 2006	12,645,441	$1,265	$15,235,465	$(2,441,107)	$12,795,623
Sale of common stock for cash	3,000,000	300	21,299,700	—	21,300,000
Conversion of warrants to common stock	330,094	33	934,978	—	935,011
Common stock issued for general partnership interests	200,000	20	2,113,573	—	2,113,593
Common stock issued for limited partnership interests	38,235	3	326,909	—	326,912
Common stock issued for Kentucky Restaurant Concepts	800,000	80	4,179,120	—	4,179,200
Cancel common stock for part payment on sale of Epicurean Enterprises	(300,000)	(30)	(2,369,970)	—	(2,370,000)
Issuance of warrants for services	—	—	122,744	—	122,744
Conversion of senior debt to common stock	750,000	75	9,999,925	—	10,000,000
Deferred offering costs	—	—	(124,347)	—	(124,347)
Exercise of cashless warrants	162,212	17	(17)	—	—
Common stock issued for Raleigh Restaurant Concepts	9,931	1	99,999	—	100,000
Conversion of preferred stock to common stock	88,798	9	324,991	—	325,000
Issuance of common stock for services	39,264	3	366,509	—	366,512
Repurchase of common stock	(40,000)	(4)	(257,732)	—	(257,736)
Income for year ended December 31, 2007	—	—	—	6,251,995	6,251,995

Balances, December 31, 2007	17,723,975	$1,772	$52,251,847	$3,810,888	$56,064,507

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Cash Flows

For the years ended

	December 31,
	2006	2007
Operating Activities:
Net income	$1,115,676	$6,251,995
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation expense	267,541	366,512
Depreciation and amortization	1,118,650	1,029,621
Decrease in other receivables	29,775	68,826
(Increase) in inventory	(49,523)	(513,811)
Decrease (increase) in prepaid expenses	95,240	(1,677)
(Unrealized gain) loss on sale of marketable securities	(328)	328
(Gain) loss on sale of assets	(44,184)	(99,107)
Increase (decrease) in trade accounts payable	(17,113)	113,284
Increase in deferred revenue	11,476	109,040
Increase in deferred income taxes	200,000	860,777
Increase (decrease) in accrued expenses	(152,834)	1,167,322

Net cash provided by operating activities	2,574,376	9,353,110

Investing Activities:
Investments	(249,276)	259,652
Assets held for sale	—	(372,606)
Purchase of fixed assets	(682,604)	(10,464,592)
Purchase of goodwill	(800,000)	(30,002,517)
Deposits	4,338	(4,561)
Purchase of licenses	(256,820)	(2,243,605)
Proceeds from sale of assets	1,032,500	328,125

Net cash used by investing activities	(951,862)	(42,500,104)

Financing Activities:
Offering costs	(41,995)	(4,483)
Cost of loan fees	(22,608)	(164,879)
Proceeds received on other receivables	99,555	—
Payments on capitalized lease	(166,246)	(978,119)
Proceeds from mortgage and notes payable	7,335,999	13,730,612
Payments on mortgage and notes payable	(6,095,000)	(1,811,533)
Loans to Related Party	(9,629)	—
Acquisition cash	71,086	1,109,214
Discontinued operations cash	(49,886)	—
Dividends paid on preferred stock	(742,809)	—
Redemption of preferred stock	(1,200,802)	—
Issuance of common stock	663,062	22,235,011

Net cash provided (used) by financing activities	(159,273)	34,115,823

Net increase in cash	1,463,241	968,829
Cash beginning of year	547,937	2,011,178

Cash end of year	$2,011,178	$2,980,007

Taxes paid in cash	—	—
Interest paid in cash	1,061,154	2,204,548
Supplemental disclosure of non-cash investing and financing activities:
Converted convertible senior debt to common stock	532,626	10,000,000
Preferred stock converted to common stock	7,724,660	325,000
Purchased general partnership interests for common stock	250,000	2,113,593
Paid offering costs in common stock	58,721	124,347

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Notes To Consolidated Financial Statements

1) Organization

The Company was organized on May 16, 1989 for the purpose of engaging in any lawful business, but it was management’s plan to seek a business combination. On November 1, 1995, the Company was administratively dissolved by the Colorado Secretary of State due to non renewal of the required corporate report. Effective January 8, 1998, the Company re-incorporated for the purpose of carrying on the business of the old corporation. Until January 8, 1998, the Company was a wholly owned subsidiary of Vanden Capital Group, Inc.

The Company re-incorporated as a Colorado corporation in December, 1998. In April, 2002 the Company came under new management and is in the business of acquiring, owning and operating nightclubs which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment to affluent patrons. The Company owns and operates eighteen nightclubs and one dance club in Indianapolis, IN, E. St. Louis, IL, Denver and Colorado Springs, CO, Ft. Worth, TX, Raleigh, NC, Minneapolis, MN, Louisville, KY, Portland, ME, and Miami, FL.

2) Summary of Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of VCG Holding and its subsidiaries: Platinum of Illinois, Incorporated (POI); Indy Restaurant Concepts, Inc. (INDY), VCG Real Estate Holdings, Inc. (VCGRE), Glendale Restaurant Concepts, LP (GRC), International Entertainment Consultants, Inc. (IEC), VCG Restaurants Denver, Inc. (VCGD), Glenarm Restaurant LLC (GRL) ) for all periods presented , Denver Restaurant Concepts LP (DRC) from date of acquisition (December 31, 2006), VCG CO Springs, Inc. (VCGCO) from date of acquisition (October 2, 2006) and Kentucky Restaurant Concepts LP (KRC) from date of acquisition (January 1, 2007), RCC LP (RCC) from the date of acquisition (February 1, 2007), Cardinal Management LP (CMLP) from the date of acquisition (February 1, 2007), MRC LP (MRC), and IRC LP (IRC) from the date of acquisition (March 1, 2007), Raleigh Restaurant Concepts, Inc. (RRC) from the date of inception (April 16, 2007), Classic Affairs, Inc. (Classic) from the date of acquisition (May 30, 2007), KenKev II, Inc. (KENKEV) from date of acquisition (September 14, 2007), Golden Productions JGC Fort Worth LLC (JGC Fort Worth) from the date of acquisition (September 17, 2007), Kenja II, Inc. (Kenja) from the date of acquisition (October 29, 2007), Stout Restaurant Concepts, Inc. (Stout) and Bradshaw Hotel Inc. from the date of inception (December 21, 2007). All significant inter-company balances and transactions are eliminated in the consolidation. We are reporting our consolidated operations under the guidance of ARB 51, as amended by FASB 94 for consolidated companies.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

Consolidated VIE’s

Consolidation of Variable Interest Entities

During 2003, the FASB issued and then revised Interpretation No. 46, “Consolidation of Variable Interest Entities,” (FIN 46(R)) to expand existing accounting guidance about when a company should include in its consolidated financial statements the assets, liabilities and activities of another entity. Effective January 1, 2003, we adopted FIN 46(R), which causes us to consolidate all variable interest entities (VIEs) where we conclude we are the primary beneficiary. In addition, we deconsolidated one entity in 2003 where we determined that we were not the primary beneficiary.

In general, a VIE is any legal structure used for business purposes that either (a) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (b) has a group of equity owners that are unable to make significant decisions about its activities, or (c) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46(R) requires a VIE to be consolidated by a company if that company is obligated to absorb a majority of the risk of loss from the VIEs residual returns, or both (the company required to consolidate is called the primary beneficiary). It also requires deconsolidation of a VIE if a company is not the primary beneficiary of the VIE. The interpretation also requires disclosures about VIEs that a company does not consolidate, but in which it has a significant variable interest, and about any potential VIE when a company is unable to obtain the information necessary to confirm if an entity is a VIE or determine if a company is the primary beneficiary.

The Company during 2007 became the 1% general partner of a limited liability limited partnership that owns a building in Minneapolis, MN that is rent by one of the nightclubs of the Company. We have consolidated the assets on the consolidated balance and included equity of the partnership as a minority interest liability on the consolidated balance.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

The following table summarizes the balance sheet effect of consolidating the VIE’s the we are the primary beneficiary of as December 31, 2007:

	VIE	Consolidated
Assets
Cash and cash equivalents	$76,386	$2,980,007
Accounts receivable, net	—	181,633
Inventories, net	—	964,595
Deferred income taxes	—	—
Other current assets	—	920,852

Total current assets	76,386	5,047,087
Property, plant and equipment, net	2,969,052	24,517,181
Intangibles	—	64,012,908
Other long-term assets	18,265	620,381

Total assets	$3,063,703	$94,197,557

Liabilities and shareholders’ equity
Current portion of long-term debt and capital leases	$—	$9,343,029
Accounts payable	—	764,182
Other current liabilities	92,000	1,796,798

Total current liabilities	$92,000	$11,904,009
Long-term debt and capital leases	—	21,505,497
Deferred income taxes	—	1,060,777
Minority interest liability	—	3,662,767
Shareholders’ equity	2,971,703	56,064,507

Total liabilities and shareholders’ equity	$3,063,703	$94,197,557

Reclassifications

Certain amounts in the year ended December 31, 2006 or as of December 31, 2006 have been reclassified to conform to current year’s presentation.

Net Income per Common Share

Net Income per share is computed by dividing net income by the weighted average number of shares outstanding during the years.

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

Use of Estimates in the Preparation of Financial Statements

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting periods. Accordingly, actual results could differ from those estimates.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments

Investments are short-term in nature and include certificates of deposit and stock fund investments.

Inventories

Inventories, consisting principally of liquor and food products, are stated at the lower of cost or market (first-in, first-out method).

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Cost of property renovations or improvements are capitalized; costs of property maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets, as follows:

Buildings and improvements	40 years
Leasehold improvements	7-25 years
Equipment, furniture and signs	5-7 years

Other Receivables

The Company considers other receivables to be fully collectible; accordingly, no allowance for doubtful accounts is required. If accounts become uncollectible, they will be charged to income when that determination is made.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company’s excess cash is deposited in liquid low-risk interest bearing accounts within high quality national financial institutions. At December 31, 2007 and 2006, and at various times during the years, the balance at both of the financial institutions exceeded the FDIC limits.

Advertising Costs

The Company expenses the cost of advertising as incurred. Advertising expenses were $471,703 and $1,859,239 for the years ended December 31, 2006 and 2007, respectively.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and payable and debt. The carrying values of cash and cash equivalents and accounts receivable and payable approximate fair value. The

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

Company believes the fair values and the carrying value of the Company’s debt would not be materially different due to the instruments’ interest rates approximating market rates for similar borrowings at December 31, 2006 and 2007.

Revenue Recognition

The Company recognizes all revenues at point-of-sale upon receipt of cash, check or charge card sale. VIP Room memberships are amortized into revenue over the one year period of membership.

Stock Options

Effective May 1, 2002, the Company adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123 establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees.”

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

Goodwill and Other Intangible Assets

The Company adopted SFAS Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets” on April 30, 2002. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under the guidance of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. At December 31, 2007 the Company has determined there is no impairment.

Licenses

SFAS Nos. 141 and 142 “Business Combinations” and “Goodwill and other Intangible Assets” requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under the guidance of SFAS 142, other Intangible Assets are no longer subject to amortization over its estimated useful life. Rather, Liquor and Entertainment Licenses as they have no estimated useful life are subject to at least an annual assessment for impairment by applying a fair value base test.

Impaired Assets

SFAS No. 143, “Accounting for Asset Retirement Obligations” requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

Accounting Pronouncements

In June, 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN. 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. Fin 48 is effective for fiscal years beginning after December 15, 2005. Adoption of FIN 48 did not have a material impact on the Company’s financial statements.

SFAS 158 “Employers” Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of SFAS 87, 88, 106, and 132(R).” This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not maintain a defined benefit pension plan and offers no other post retirement benefits.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not believe such adoption will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115 (“SFAS No. 159”), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS No. 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We do not expect the impact of adoption to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141 R”). SFAS 141 R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expressed the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use for the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of income and cash flows.

3) Acquisitions

On October 2, 2006, the Company acquired assets of Consolidated Restaurants Limited, LLC, a Colorado Limited Liability Company. The acquisition of Consolidated Restaurants Limited, LLC was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as VCG CO Springs, Inc. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was $1,400,000.00.

All of the assets acquired were purchased by a wholly owned subsidiary of the Company, VCG CO Springs and operates PT’s® Showclub Colorado Springs, Colorado. The purchase price was allocated as follows:

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

On December 31, 2006, VCG purchased the general partnership interest of Denver Restaurants Concepts LP. (“DRC”) in consideration for the issuance of 50,000 shares of the Company’s restricted common stock from Troy H. Lowrie, the Chairman of the Board and Chief Executive Officer of the Company, valued at $250,000 ($5.00 per share). In addition, VCG purchased 92 percent limited partnership interest in DRC for $5,500,000 on a promissory note from an affiliate of Mr. Lowrie. The purchase price and adjustments to the historical book values of Denver Restaurants Concepts LP are as follows:

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

The total amount allocated to licenses not amortized for tax purposes is $204,629.

The total amount of goodwill amortizable for tax purposes over fifteen years is $5,221,341.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

On January 1, 2007, the Company acquired 100% of the outstanding common stock in Kentucky Restaurant Concepts, Inc. and the management agreement from Restaurant Concepts of Kentucky, LP. The acquisition of Kentucky Restaurant Concepts, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Kentucky Restaurant Concepts, Inc. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was $300,000.00. Additionally, Kentucky Restaurant Concepts, Inc. was the general partner of Restaurant Concepts of Kentucky, LP that owned the management contract on the operations of the club. VCG Holding Corp purchased the entire limited partnership for 800,000 shares of restricted common stock valued at $4,179,200 ($5.23 per share).

Book value of cash and other current assets	$117,717
Book value of inventory acquired	9,678
Book value of property and equipment	232,842
Book value of deposits	14,500
Less, liabilities assumed	(80,839)

Book value	$293,898
Excess costs over book value assigned to goodwill	3,985,302
Excess costs over book value assigned to licenses	200,000

Purchase price	$4,479,200

The total amount allocated to licenses not amortized for tax purposes is $200,000.

The total amount of goodwill amortizable for tax purposes over fifteen years is $3,985,302.

On January 31, 2007, the Company acquired assets of the 1% general partnership interest in RCC, LP from Illinois Acquisitions, Inc. In addition the company acquired a 61% limited partnership interest from Lowrie Management, LLLP, a 6% limited partnership interest from LTD Investment Group and a 20% limited partnership interest from IS Investments, Inc., in RCC LP. The remaining 12% limited partnership interest is held by an unrelated third party. The acquisition of RCC LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as RCC, LP. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was $800,000, and 50,000 shares of restricted common stock valued at $484,500 ($9.69 per share) from VCG Holding Corp. to Lowrie Management, LLLP, and a $84,000 cash payment to LTD Investment Group, and 38,235 shares of VCG common stock valued at $370,269 ($9.69 per share) to IS Investments, Inc.

Book value of cash and other current assets	$176,681
Book value of inventory acquired	9,482
Book value of property and equipment	55,825
Less, liabilities assumed	(32,695)

Book value	$209,293
Less Minority Interest	(25,115)
Excess costs over book value assigned to goodwill	1,197,408
Excess costs over book value assigned to licenses	200,000

Purchase price	$1,581,586

The total amount allocated to licenses not amortized for tax purposes is $200,000.

The total amount of goodwill amortizable for tax purposes over fifteen years is $1,197,408.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

On January 31, 2007, the Company acquired the 1% general partnership interest from Illinois Acquisitions, Inc., a 56.5% limited partnership interest from Lowrie Management, LLLP, and a 15.52% limited partnership interest from unrelated third parties in Cardinal Management LP. The remaining 17% limited partnership interest is held by an unrelated third party. The acquisition of Cardinal Management LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Cardinal Management, LP. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was $300,000 to Lowrie Management, LLLP, and 50,000 shares of restricted common stock valued at $429,100 ($8.59 per share) from VCG Holding Corp. to Illinois Acquisitions, Inc., and $153,000 cash paid to the unrelated third parties.

Book value of cash and other current assets	$162,299
Book value of inventory acquired	8,979
Book value of property and equipment	117,450
Less, liabilities assumed	(39,340)
Book value of goodwill	38,255

Book value	$287,643
Less Minority Interest	(48,899)
Excess costs over book value assigned to goodwill	443,356
Excess costs over book value assigned to licenses	200,000

Purchase price	$882,100

The total amount allocated to licenses not amortized for tax purposes is $200,000.

The total amount of goodwill amortizable for tax purposes over fifteen years is $481,611.

On February 28, 2007, the Company acquired the 1% general partnership interest in MRC, LP from Illinois Acquisitions, Inc., and a 99% limited partnership interest in MRC, LP from Lowrie Management, LLLP. The acquisition of MRC, LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as MRC, LP. Under purchase accounting, the purchase price was allocated to the assets acquired based on their fair values. Consideration for the purchase was $3,200,000 to be paid per the terms of a promissory note and security agreement from Lowrie Management LLLP, and 50,000 shares of restricted common stock from VCG valued at $458,900 ($9.18 per share).

Book value of cash and other current assets	$75,545
Book value of inventory acquired	15,786
Book value of property and equipment	192,307
Book value of deposits	2,669
Less, liabilities assumed	(94,429)

Book value	$191,878
Excess costs over book value assigned to goodwill	3,267,022
Excess costs over book value assigned to licenses	200,000

Purchase price	$3,658,900

The total amount allocated to licenses not amortized for tax purposes is $200,000.

The total amount of goodwill amortizable for tax purposes over fifteen years is $3,267,022.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

On February 28, 2007, the Company acquired the 1% general partnership interest in IRC, LP from Illinois Acquisitions, Inc., an 89% limited partnership interest in IRC, LP from Lowrie Management, LLLP, and a 2% limited partnership interest from Ltd. Investment Group, LLC. The remaining 10% limited partnership interest is held by an unrelated third party. The acquisition of IRC, LP was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as IRC, LP. Consideration for the purchase was 50,000 shares of restricted common stock from VCG valued at $437,800 ($8.76 per share), $90,000 cash payment to Ltd. Investment Group, LLC and a $4,200,000 promissory note from Lowrie Management, LLLP.

Book value of cash and other current assets	$128,824
Book value of inventory acquired	48,853
Book value of property and equipment	1,180,310
Book value of deposits	4,452
Less, liabilities assumed	(751,785)
Book value of licenses	25,000

Book value	$635,654
Less minority interest	(60,515)
Excess costs over book value assigned to goodwill	3,952,661
Excess costs over book value assigned to licenses	200,000

Purchase price	$4,727,800

The total amount allocated to licenses not amortized for tax purposes is $225,000.

The total amount of goodwill amortizable for tax purposes over fifteen years is $3,952,661.

On April 15, 2007, the Company acquired the majority of the assets of Regale, Inc., Raleigh, North Carolina. The acquisition of Regale, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Raleigh Restaurant Concepts, Inc. Consideration for the purchase was $100,000 for 9,931 shares of parent common stock valued at $10.07 per share, and $10,100,000 in cash. There were direct costs included for licensing of $181,079 cash.

Fair value of inventory acquired	$50,000
Fair values of property and equipment	4,000,000
Fair value of licenses	279,231

Purchase price	$4,329,231
Excess costs over book value assigned to goodwill	5,950,000
Excess costs over book value assigned to licenses	200,000

Purchase price	$10,479,231

The total amount allocated to licenses not amortized for tax purposes is $200,000.

The total amount of goodwill amortizable for tax purposes over fifteen years is $5,950,000.

On May 30, 2007, the Company acquired 100% of the common stock, including the common stock of Classic Affairs, Inc., Minneapolis, Minnesota. The acquisition of Classic Affairs, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. Consideration for the purchase was $7,001,000 in cash.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

Book value of cash and other current assets	$685,624
Book value of inventory acquired	28,163
Book value of property and equipment	281,910
Less, liabilities assumed	(100,000)

Book value	$895,697
Excess costs over book value assigned to goodwill	5,904,303
Excess cost over book value assigned to restrictive covenant	1,000
Excess costs over book value assigned to licenses	200,000

Purchase price	$7,001,000

The total amount allocated to licenses not amortized for tax purposes is $200,000.

The total amount of goodwill amortizable for tax purposes over fifteen years is $4,000,000.

On September 14, 2007, the Company acquired 100% of the issued and outstanding stock of KENKEV, Inc., which owns and operates “Platinum Plus” located in Portland, Maine. The acquisition of KENKEV, Inc. was accounted for by the purchase method of accounting; therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as KENKEV II, Inc. Consideration for the purchase was $4,500,000 in cash for the purchased shares.

Book value of inventory acquired	$39,684
Book value of property and equipment	119,806
Less, liabilities assumed	—
Book value of goodwill	650,000

Book value	$809,490
Excess costs over book value assigned to goodwill	3,640,510
Excess costs over book value assigned to licenses	50,000

Purchase price	$4,500,000

The total amount allocated to licenses not amortized for tax purposes is $50,000.

The total amount of goodwill amortizable for tax purposes over fifteen years is $650,000.

On September 17, 2007, the Company acquired 100% of the issued and outstanding membership units of Golden Productions JGC Fort Worth, LLC., which owns and operates “Jaguar’s Gold Club of Ft. Worth” located in Ft. Worth, Texas. The acquisition of Golden Productions JGC Fort Worth, LLC. was accounted for by the purchase method of accounting, therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Golden Productions JGC Fort Worth, LLC. Consideration for the purchase was $3,754,283 in cash, with $1,954,283 allocated for the purchase of the membership units and the remaining $1,800,000 for the purchase of the building now housing Jaguar’s Gold Club.

Book value of cash and other current assets	$10,000
Book value of property and equipment	1,928,629
Book value of deposits and other assets	39,000
Less, liabilities assumed	—

Book value	$1,977,629
Excess costs over book value assigned to goodwill	1,776,654

Purchase price	$3,754,283

The total amount of goodwill amortizable for tax purposes over fifteen years is $1,776,654.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

On October 29, 2007, the Company acquired 100% of the issued and outstanding capital stock of Kenja Ventures, Inc. and Kenja II, Inc., which owns and operates “Platinum Plus” a night club located in Miami, Florida. The acquisition of Kenja Venture, Inc. and Kenja II, Inc. was accounted for by the purchase method of accounting, therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Kenja II, Inc. Consideration for the purchase was $6,775,000 for Kenja II, Inc., and $100,000 for Kenja Venture, Inc.

Book value of cash and other current assets	$89,245
Book value of inventory acquired	63,015
Book value of property and equipment	1,147,016

Book value	$1,299,276
Excess costs over book value assigned to goodwill	5,525,724
Excess costs over book value assigned to licenses	50,000

Purchase price	$6,875,000

The total amount allocated to licenses not amortized for tax purposes is $50,000.

On December 21, 2007, Stout Restaurant Concepts, Inc., a wholly-owned subsidiary of VCG Holding Corp, acquired the operating assets and trade name of La Boheme Gentleman’s Cabaret, a nightclub in Denver, Colorado, from 1443 Corp., Inc. The acquisition of La Boheme was accounted for by the purchase method of accounting, therefore the operations have been included in the accompanying statements of operations since the date of acquisition. The operations are included as Stout Restaurant Concepts, Inc. Consideration for the purchase was $3,500,000 in cash. In addition, the Company purchased Intellectual Property from VVSM, Inc., an affiliate of the seller, for a cash payment of $1,500,000. In addition, the Company purchased Bradshaw Hotel for $200,000 in cash.

Fair value of cash and other current assets	$20,000
Fair value of inventory acquired	45,000
Fair value of property and equipment	272,900
Less, liabilities assumed	—
Fair value	$337,900

Excess costs over book value assigned to goodwill	3,062,100
Excess costs over book value assigned to covenant not to compete	100,000

Purchase price	$3,500,000

The total amount allocated to licenses not amortized for tax purposes is $0.

The total amount of goodwill amortized for tax purposes over fifteen years is $3,062,100.

The total amount of Intellectual Property is	$1,500,000

Bradshaw Hotel
Fair value of property and equipment	$10,000

Fair value	$10,000
Excess costs over book value assigned to goodwill	190,000
Excess costs over book value assigned to licenses	—

Purchase price	$200,000

Total purchase price	$5,200,000

The total amount of goodwill amortized for tax purposes over 15 years is $190,000.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

4) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31,
	2006	2007
Land	$556,225	$856,737
Buildings	7,614,133	13,021,812
Leasehold Improvements	3,417,645	9,718,761
Equipment	1,518,655	2,041,113
Signs	185,957	312,210
Furniture and fixtures	740,383	1,518,659

	14,032,998	27,469,292
Less accumulated depreciation	2,007,371	2,952,112

Property, plant and equipment, net	$12,025,627	$24,517,181

Depreciation expense was $664,399 and $1,029,621 for the years ended December 31, 2006 and 2007 respectively.

5) Intangible Assets

Intangible assets consist of the following:

	December 31,
	2006	2007
License costs	$961,129	$3,204,734
Goodwill	15,669,928	58,964,473
Plans and drawings	75,628	75,628
Deferred acquisition costs	—	268,073
Intellectual property	—	1,500,000

	$16,706,685	$64,012,908

6) Discontinued Operations

In January 2007, VCG sold its ownership interest of Epicurean Enterprises, LLC (“EEL”). VCG transferred some of the building improvements into VCG Real Estate Holdings, Inc. (“VCGRE”) and other equipment, inventory related to the Penthouse name, and the Penthouse license agreement to VCG or subsidiaries as needed for operations. The Board had elected to sell the operations and related partnership, and rent the building on a twenty year lease to an unrelated third party.

The terms of the sale are $200,000 cash and 300,000 shares of VCG stock that was held by an unrelated third party for a total sales price of $2,570,000.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

Assets and liabilities to be disposed of comprise the following at December 31, 2006:

Cash	$49,886
Inventory	35,799
Other current assets	5,187
License fees	195,838
Property and equipment, net	2,304,358

Assets to be disposed	$2,591,068

Liabilities to be disposed	$99,144

The loss from discontinued operations of EEL are:

	2006	2007
Loss from discontinued operations	$(404,687)	$(22,723)
Income taxes on discontinued operations	—	—

Loss from discontinued operations	$(404,687)	$(22,723)

7) Lease Commitments

The Company has one capital lease obligation in 2007, which is included in signs in Indianapolis, and is summarized as follows:

	2006	2007
Equipment and signs	$144,751	$49,737
Land	100,000	—
Building	1,321,628	—
Less accumulated depreciation	(219,434)	(23,683)

	$1,346,945	$26,054

The Indianapolis capital lease requires a monthly payment of $1,010, including effective interest rate of 12.085% per annum through August, 2010.

Operating Leases

Rent expense was $832,240 and $3,863,282 for the years ended December 31, 2006 and 2007, respectively.

Future minimum lease payments under operating and capital leases at December 31, as follows:

	Operating Lease Obligations		Capital Lease Obligations
Years Ending December 31:
2007	$2,993,862		$12,123
2008	3,018,728		12,123
2009	2,944,787		9,048
2010	2,880,783		—
2011	2,992,492		—
Thereafter	68,912,508		—

	83,743,160		33,294
Less: amount representing interest	—		4,840

Present value of future minimum lease payment	$83,743,160	(a)	28,454

Less: current maturities			9,342

Long-term capital lease obligation			$19,112

(a)	Includes a related party commitment of $5,660,373.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

8) Long-term debt

	2006	2007
Long-term debt consists of the following:
8.00% mortgage loan from a Company, secured by real estate in Phoenix, Arizona. Payable at $22,949 per month including interest, due June, 2018. After the fifth year, the interest rate is adjustable to 4% over the 10 year treasury rate or 12% which ever is less.	$2,046,025	$1,930,129
8.50% line of credit from a Company, secured by real estate in Phoenix, Arizona. Payable at $10,258 per month interest only, due July, 2005 extended to June, 2011. The line is $1,200,000. Guaranteed by the Chairman of the Company .	486,519	401,513
9.25% loan to a bank, secured by general assets of Glenarm Restaurant, payable at $15,018 per month including interest (at Prime plus 2%), due October, 2011. Guaranteed by the Chairman.	739,795	627,850
8.50% Note to a partnership controlled by the Chairman, secured by general assets of Glendale Restaurant, payable $49,595 monthly including interest note was amended on June 1, 2006 due June 1, 2016 paid as part of a conversion of debt for stock.	3,870,154	—
7.00% Note to a bank, secured by a certificate of deposit, payable $5,955 per month including interest, due and paid January, 2008	283,032	229,694
9.25% Note to a bank, secured by the fixtures of Glendale Restaurants payable $3,943 per month including interest due April, 2010.	140,458	106,076
8.25% Mortgage loan from a bank, secured by real estate in Indianapolis, Indiana. Payable at $13,869 per month including interest, due October, 2011. The interest rate is adjustable to 1% over the Wall Street Journal Prime Rate rounded to the nearest 1/8% on a monthly basis. Guaranteed by the Chairman of the Company	1,495,756	1,467,673
8.50% Note to a bank, secured by cash assets owned by a partnership controlled by the Chairman, payable $36,156 per month including interest due May, 2010.	2,788,350	2,583,636
9.00% Note to a bank, secured by cash assets owned by a partnership controlled by the Chairman, payable $36,156 per month including interest due May, 2010.	581,700	541,054
8.5% Note to a partnership controlled by the Chairman, secured by general assets of several partnerships formerly owned by the Chairman, payable $68,192 monthly including interest note due December 31, 2016	5,500,000	5,660,372
7.75% line of credit with a bank, secured by assets owned by a partnership controlled by the Chairman, payable interest only per month due October, 2008.	—	5,000,000
8.75% Note to a bank, secured by the general assets of Cardinal Management LLP payable $18,420 per month including interest due November 1, 2012.	—	876,460
14% Note to a bank, secured by real estate of subsidary and the general assets of Kenja II, Inc. interest only payments in the amount of $64,167 are payable monthly with the total principal and remaining interest due on December, 2008, and extended to June, 2009.	—	5,500,000
9.25% Note to a bank, secured by the fixtures of VCG CO Springs payable $11,390 per month including interest, (at prime +1%), due October 2013.	681,849	605,325
10% Unsecured promissory notes, amounts due at various dates from October, 2008 to May, 2009 guaranteed by Chairman.	—	3,323,680
7.75% line of credit with a bank, secured by a life of Denver Insurance policy issued by Security Life of Denver Insurance Company. Owned by a partnership controlled by the Chairman. Interest only payments payable monthly. The total principal and remaining interest due on April 30, 2008.	—	1,600,000
8.00% Note to a Limited Liability Company unsecured payable interest only $6,819 per month due December, 2011	—	150,777
8.50% Note to a Limited Liability Company unsecured payable interest only $7,300 per month due February, 2010	—	215,833
10% Note to a Limited Liability Company unsecured payable interest only $2,833 per month due October 2007	400,000	—

Total	$19,013,638	$30,820,072
Current portion long-term debt	1,811,533	9,333,687

Long-term debt	$17,202,105	$21,486,385

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

The following are maturities of long-term debt:

2008	$9,333,687
2009	10,507,699
2010	4,500,954
2011	3,280,955
2012	1,890,012
Thereafter	1,306,765

$30,820,072

9) Lines of Credit

The Company has two open lines of credit from Citywide Banks for $1,600,000 and $5,000,000 renewable annually. The interest rate is 2% over prime and at December 31, 2007 it was 7.75%. The loans are secured by cash assets and 129,307 shares of stock owned by an affiliate of Troy H. Lowrie, CEO. The Company has fully drawn the lines of credit as of December 31, 2007. In addition part of the assets that secure the lines of credit are shares of the Company and as of March 30, 2008 Mr. Lowrie had to give the bank an additional 1,500,000 shares of his stock in the Company as Collateral.

10) Income Taxes

A reconciliation of the Company’s effective income tax rate and the United States statutory rate is as follows:

	2006	2007
United States statutory rate	34.00%	34.00%
State income taxes, net of Federal income tax benefit	2.55	2.55
Utilization of net operating loss	(7.89)	(10.92)
Reduction by valuation allowance	—	—
Tax credits	(10.76)	(8.63)
Book to tax differences	—	—

	17.90%	17.00%

The provisions for income taxes from continuing operations consist of the following components:

	2006	2007
Current tax expense	$—	$—
Deferred tax expense	320,000	1,540,000
Other credits	(120,000)	(290,000)

	$200,000	$1,250,000

At December 31, 2006 and 2007, the Company had a net operating tax loss carry forward of approximately $2,312,000 and $0. Additionally, the Company had carried back $591,749 from 2004 to Federal and State income taxes generating $280,664 in income tax refunds. The Company has unused tax credits of $0. In addition, the Company has a capital loss carry forward of approximately $1,400,000 in 2006 and $20,000 in 2007.

Differences between the books and tax net operating loss carry forward consists primarily of the valuation and stock issued in connection with notes payable convertible, amortization of goodwill and depreciation methods.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

At December 31, 2006 and 2007, total deferred tax assets, liabilities and valuation allowance are as follows:

	2006	2007
Deferred tax liability:
Net operating loss carry forward	$855,000	$1,450,000
Amortization of Goodwill	(864,000)	(2,402,777)
Depreciation	(191,000)	(108,000)

	$200,000	$1,060,777

On January 3, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Previously, we accounted for tax contingencies in accordance with Statement of Financial Accounting Standard 5, Accounting for Contingencies. As required by FIN 48, which clarifies SFAS No. 109, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statue of limitations remains open. As a result of the implementation of FIN 48, we made no adjustments to our deferred taxes. There was no net effect to the financial statements and none of the unrecognized tax benefits will impact our effective tax rate.

We are subject to income taxes in the U.S. federal jurisdiction, and various states and local jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of related tax laws and regulations and require significant judgment to apply. We remain subject to examination by U.S. federal, state and local tax authorities for tax years 2003 through 2007. With a few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for the tax years 2002 and prior.

11) Redeemable Preferred Stock

The balance of shares outstanding at December 31, 2006 and 2007 are 32,500 and 0 respectively. The Company had 87,580 shares redeemed in 2006. The remaining 32,500 shares were converted to common stock in January, 2007.

The Series A Preferred Stock has a dividend rate of 10% per annum until September 24, 2006. The Board of Directors has elected to pay no dividend effective November 24, 2006.

The Series A Preferred Stock is redeemable (i) at the option of the holders at $10.00 per share upon ninety days written notice at any time one year after its issuance or (ii) by VCG, at $10.00 per share immediately upon written notice to the holders after one year. In addition, the Series A Preferred Stock is convertible at the option of the holders after one year into shares of common stock at a conversion price equal to the greater of $2.50 or 75% of the 30 day moving average of the market price of Company’s common stock on the date of conversion.

The Company incurred aggregate offering costs of $207,381 in the issuance of the 947,000 shares of Series A Preferred Stock. Those costs are being amortized as an addition to the preferred stock dividend over the one year period to the earliest date that the Series A Preferred Stock can be redeemed.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

12) Stockholders’ Equity

Description of Securities

Authorized capital stock consists of 50,000,000 shares of common stock, $.0001 value per share, and 1,000,000 shares of preferred stock, $.0001 value per share. As of December 31, 2006 and 2007, 12,645,411 shares and 17,723,975 shares of common stock were outstanding and 32,500 shares and -0- shares of preferred stock were outstanding.

Common Stock

Holders of our common stock are entitled to one vote for each share held of record on all matters. Since our common stock does not have cumulative voting rights, the holders of shares having more than 50% of the voting power, if they choose to do so, may elect all directors and the holders of the remaining shares would not be able to elect any directors. In the event of a voluntary or involuntary liquidation of our company, all shareholders are entitled to a pro rated distribution of our assets remaining after payment of claims by creditors and liquidation preferences of any preferred stock. Holders of our common stock have no conversion, redemption or sinking fund rights. All of our outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

The Board of Directors, without further action by the shareholders, is authorized to issue up to 1,000,000 shares of Preferred Stock in one or more series. The Board may, without shareholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. Because of its broad discretion with respect to the creation and issuance of preferred stock without shareholder approval, the Board could adversely affect the voting power of the holders of our common stock and, by issuing shares of Preferred Stock with certain voting, conversion and/or redemption rights, could delay, defer or prevent an attempt to obtain control of the Company. The Board has authorized the sale of 1,000,000 shares of Class A Preferred. On December 31, 2006 and 2007, the Company had outstanding 32,500 and 0 shares of Series A Preferred Stock which are classified as redeemable preferred stock.

Stock Option and Stock Bonus Plans

The Board adopted the 2002 Stock Option and Stock Bonus Plan as of April 23, 2002, and it was approved by our shareholders on July 22, 2002. On June 23, 2003, the Board adopted the 2003 Stock Option and Stock Bonus Plan. The Board adopted the 2004 Stock Option and Appreciation Rights Plan as of December, 2004, and it was approved by the shareholders on July 29, 2005. Under the Plans, the Company may grant to designated employees, officers, directors, advisors and independent contractors incentive stock options, nonqualified stock options and stock. By encouraging stock ownership, we seek to motivate Plan participants by allowing them an opportunity to benefit from any increased value of the Company which their individual effort, initiative, and skill help produce. As of December 31, 2007, stock bonuses of 593,388 shares had been issued under the 2002 Plan, 241,790 shares issued under the 2003 Plan, and no shares have been issued under the 2004 Plan. Up to 700,000, 250,000, and 1,000,000 shares of common stock are authorized for issuance under the 2002 Plan, the 2003 Plan and the 2004 Plan, respectively.

If options granted under the Plan expire, or are terminated for any reason, without being exercised, or bonus shares are forfeited, the shares underlying such option and/or bonus shares will become available again for issuance under the Plan.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

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

Options. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, officers, directors and consultants. The exercise price of an option will be determined by the compensation committee and may be equal to, greater than, or less than, the fair market value of a share of common stock at the time of grant; provided that:

(i)	The exercise price of an incentive stock option must be equal to, or greater than, the fair market value of a share of common stock on the date of grant;

(ii)	The exercise price of an incentive stock option granted to an employee who owns more than 10% of the issued and outstanding common stock must not be less than 110% of the fair market value of the underlying shares of common stock on the date of grant; an

(iii)	The exercise price of a non-qualified stock option must be at a price not less than 85% of the fair market value of the underlying shares of common stock on the date of grant.

The compensation committee determines the term of each option, which may not exceed ten years from the date of grant, except that the term of an incentive stock option granted to an employee who owns more than 10% of the issued and outstanding common stock may not exceed five years from the date of grant. The compensation committee may accelerate or extend the exercise ability of any or all outstanding options at any time for any reason.

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

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

13) Segment Accounting

The following information is presented in accordance with SFAS No 131, Disclosures about Segments of an Enterprise and Related Information. The Company is engaged in owning adult nightclubs and the management of adult nightclubs. The Company has identified such segments based on management responsibility and the nature of the Company’s products, services and costs. There are no major distinctions in geographical areas served as all operations are in the United States. The Company measures segment profit as income from operations. The assets and liabilities are those controlled by each reportable segment. The Company eliminates all inter-company revenues and expenses before the measurement of the segments. The following table sets forth certain information about each segment’s financial information for the years ended December 31, 2006 and 2007:

	December 31,
	2006	2007
Business segment sales:
Nightclubs	$13,447,260	$39,905,030
Management	2,667,321	643,859

	$16,114,581	$40,548,889

Business segment operating income
Nightclubs	$3,206,415	$9,407,435
Management	70,318	425,944

	$3,276,733	$9,833,379

Business segment assets
Nightclubs	$34,314,212	$93,360,879
Management	765,486	836,677

	$35,079,698	$94,197,556

Business segment liabilities
Nightclubs	$21,412,035	$37,823,123
Management	547,040	309,926

	$21,959,075	$38,133,049

14) Stock Warrants

The following is a summary of stock warrant activity:

	Exercise Price	Number of Shares	Shares Issued 2006	Shares Issued 2007	Remaining Shares 2007
Warrants issued in 2004	$3.00	156,250	8,750	120,066	27,434
Warrants issued in 2004	$4.00	156,250	5,625	102,358	48,267
Warrants issued in 2004	$2.00	112,500	62,279	50,221	—
Warrants issued in 2004	$2.50	200,000	94,964	105,036	—
Warrants issued in 2006	$2.50	250,000		41,667	208,333
Warrants issued in 2006	$3.00	250,000		41,667	208,333

Exercisable at December 31, 2005		1,125,000	171,618	461,015	492,367

(Weighted average remaining life 1.9 years) (weighted average exercise price $2.89)

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

15) Subsequent Events

Purchase of Manana Entertainment, Inc.

On October 29, 2007 The Company entered into a stock purchase agreement with Manana Entertainment, Inc. d/b/a Jaguar’s Gold Club Dallas (“Manana”), and Bryan S. Foster to purchase (a) 100% of the issued and outstanding shares of capital stock of Manana for $3,520,000 and (b) the building in which Manana operated an adult entertainment nightclub commonly known as “Jaguar’s Gold Club of Dallas,” with all its contents, including improvements, fixtures and personal property, for $3,000,000. The Company’s payment obligation is evidenced by a promissory note dated October 29, 2007 in the principal amount of $6,520,000 payable to the seller as follows: $4,020,000 at closing and a $2,500,000 10 year amortized note @ 12% interest, payable $500,000 on May 1, 2008 and the balance in 23 monthly payments with the full amount payable on the 24th payment. The transaction closed into escrow from October 29, 2007 to April 14, 2008 at which time the City of Dallas, Texas issued the necessary licenses and the Company completed the transaction and began paying the promissory note and began operating the nightclub.

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

16) Unaudited Pro Forma Financial Information

Pro Forma Statements of Income

For the year ended December 31, 2007

	As Reported	2007 Acquisitions	Pro Forma Adjustments	Pro Forma
Revenues
Sales of alcoholic beverages	$19,248,427	$8,544,174		$27,792,601
Sales of food and merchandise	2,281,834	1,868,438		4,150,272
Service revenue	13,996,896	4,233,035		18,229,931
Management fees and other income	5,021,732	1,994,808	(180,045)	6,836,495

Total Revenue	40,548,889	16,640,455		57,009,299

Operating Expenses
Cost of goods sold	5,413,555	2,647,478		8,061,033
Salaries and wages	8,899,047	3,608,332	(454,894)	12,052,485
Other general and administrative
Taxes and permits	1,527,004	720,133	(16,974)	2,230,163
Charge card and bank fees	479,787	398,099	(99,505)	778,381
Rent	3,863,282	1,172,536	64,859	5,100,677
Professional fees	2,167,832	1,463,901	(1,081,239)	2,550,494
Advertising and marketing	1,859,239	1,573,170	(661,016)	2,771,393
Insurance	1,041,794	187,785
Other	4,434,349	1,779,144	(3,803)	6,209,690
Depreciation & amortization	1,029,621	241,316	129,063	1,400,000

Total Operating Expenses	30,715,510	13,791,894		41,154,316

Income from operations	9,833,379	2,848,560		14,625,403

Other income (expenses)
Interest expense	(2,439,983)	(12,892)	(847,125)	(3,300,000)
Interest income	325,574	1,030		326,604
Gain on sale of assets	99,107	—		99,107
Bad debt	(42,467)	—		(42,467)

Total Other Income (Expenses)	(2,057,769)	(11,862)		(2,916,756)

Income from continuing operations before income taxes	7,775,610	2,836,698		11,708,647

Income tax expense—current	—	—	2,914,699	2,914,699
Income tax expense—deferred	1,250,000	—	84,666	1,334,666

Total income taxes	1,250,000	—		4,249,365

Minority interest	(250,892)	—		(250,892)

Income from continuing operations	6,274,718	2,836,698		7,208,390
Discontinued operations
Loss from operations of discontinued components	(22,723)	—		(22,723)
Income tax	—	—		—

Loss from discontinued operations	(22,723)	—		(22,723)

Net income	$6,251,995	$2,836,698		$7,185,667

Income from continuing operations	$0.38			$0.44
Income (loss) from discontinued operations	$—			$—
Net Income	$0.38			$0.44

Weighted average shares outstanding	16,500,973			16,500,973

VCG Holding Corp.

Notes To Consolidated Financial Statements (Continued)

17) Unaudited Pro Forma Financial Information (Continued)

Pro Forma Statements of Income

For the year ended December 31, 2006

	As Reported	2007 Acquisitions	Pro Forma Adjustments	Pro Forma
Revenues
Sales of alcoholic beverages	$6,849,528	$20,129,953		$26,979,481
Sales of food and merchandise	945,340	2,649,067		3,594,407
Service revenue	3,618,038	12,427,697		16,045,735
Management fees and other income	4,701,675	4,436,825	(2,324,388)	6,814,112

Total Revenue	16,114,581	39,643,542		53,433,735

Operating Expenses
Cost of goods sold	2,259,896	5,445,259		7,705,155
Salaries and wages	4,730,095	8,769,040	(2,325,332)	11,173,803
License fees	—	245,000	(245,000)	—
Other general and administrative
Taxes and permits	347,531	1,210,309	(55,758)	1,502,082
Charge card and bank fees	228,765	673,617	(245,958)	656,424
Rent	832,240	3,965,145	(48,200)	4,749,185
Professional fees	1,121,235	1,129,487	(480,047)	1,770,675
Advertising and marketing	471,703	2,490,882	(881,638)	2,080,947
Insurance	711,181	709,979
Other	1,470,803	6,049,302	(1,379,989)	6,140,116
Depreciation & amortization	664,399	692,898		1,357,297

Total Operating Expenses	12,837,848	31,380,918		37,135,684

Income (loss) from operations	3,276,733	8,262,623		14,876,890

Other income (expenses)
Interest expense	(1,494,658)	(163,696)	(1,641,646)	(3,300,000)
Interest income	17,638	5,689		23,327
Gain on sale of assets	44,184	(3,302)		40,882
Gain on sale of marketable securities	328	—		328
Bad debt on uncollectible note receivable	(24,538)	—		(24,538)

Total Other Income (Expenses)	(1,457,046)	(161,309)		(3,260,001)

Income (loss) from continuing operations before income taxes	1,819,687	8,101,314		11,616,889

Income tax expense—current	—	55,695	3,124,440	3,180,135
Income tax expense—deferred	200,000	—	900,000	1,100,000

Total income taxes	200,000	55,695		4,280,135

Minority interest	(99,324)	—	(227,323)	(326,647)

Income (loss) from continuing operations	1,520,363	8,045,619		7,010,107
Discontinued operations
Loss from operations of discontinued components	(404,687)	—		(404,687)
Income tax	—	—		—

Loss from discontinued operations	(404,687)	—		(404,687)

Net income (loss)	1,115,676	8,045,619		6,605,420

Preferred stock dividends	(878,843)	—		(878,843)

Net income (loss) applicable to common shareholders	$236,833	$8,045,619		$5,726,577

Income (loss) from continuing operations	$0.17			$0.42
Income (loss) from discontinued operations	$(0.04)			$(0.02)
Preferred stock dividends	$(0.10)			$(0.05)

Net Income (loss) applicable to common shareholders	$0.03			$0.35

Weighted average shares outstanding	9,128,985			16,500,973

Item 8.	Changes in, and Disagreements with, Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

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

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information relating to Directors required by item 9 will be included in our 2008 Proxy Statement, which will be filed within 120 days after the close of the 2007 fiscal year, and is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-KSB.

Item 10.	Executive Compensation

This information will be included in our 2008 Proxy Statement, which will be filed within 120 days after the close of the 2007 fiscal year, and is hereby incorporated by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

This information will be included in our 2008 Proxy Statement, which will be filed within 120 days after the close of the 2007 fiscal year, and is hereby incorporated by reference.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

This information will be included in our 2008 Proxy Statement, which will be filed within 120 days after the close of the 2007 fiscal year, and is hereby incorporated by reference.

Item 13.	Exhibits

Exhibits No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Specimen copy of certificate for common stock $.0001 par value (1)

4.2	Specimen copy of certificate for preferred stock $.0001 par value (1)

4.3	Stock Option and Stock Bonus Plan (1)*

10.1	Stock Purchase/Sale Agreement, dated March 27, 2002, between VCG and Shelia Lichty and Linda Sonnenschein (1)

10.3	Purchase Agreement dated May 13, 2002 between Lowrie Management, LLLP and Havair Realty (1)

10.4	Letter from Lowrie Management, LLLP to Havair Realty LLP, dated May 13, 2002 (1)

10.7	Trademark License Agreement, dated June 30, 2002, between VCG and Lowrie Management, LLLP (1)

10.8	Line of Credit and Security Agreement, dated June 30, 2002, between VCG and Lowrie Management, LLLP (1)

10.9	Management Contract, dated July 1, 2002, between VCG and International Entertainment Consultants, Inc. (1)*

10.10	Plan of Reorganization Pursuant to IRC §351, dated August 14, 2002, between VCG and Indy of Colorado, Ltd. (1)

10.11	Line of Credit and Security Agreement, dated March 7, 2003, between VCG and Red Rock Investments Co. (2)

10.12	Agreement to Purchase/Sell Real Estate, dated March 5, 2003, between VCG Real Estate Holdings, Inc. and Sacred Grounds Resources, L.L.C. (1)

10.13	Glendale Lease Agreement dated October 1, 2004 (3)

10.18	First Amendment to Commercial Lease dated February 3, 2005 (5)

10.19	Limited Partnership Purchase Agreement, executed effective June 30, 2004, by and among VCG Holding Corp., WCC Acquisitions, Inc. and Lowrie Management LLLP (6)

10.20	Promissory Note and Security Agreement dated July 21, 2004 with Lowrie Management LLLP (6)

10.21	Agreement for the Purchase and Sale of Assets dated August 18, 2004 (7)

10.22	Lease Agreement dated August 31, 2004 (7)

10.23	2004 Stock Option and Appreciation Rights Plan (10)

10.24	Agreement for the Purchase and Sale of Assets dated October 2, 2006 (11)

10.25	Lease Agreement dated October 2, 2006 (11)

10.26	Denver Restaurant Concepts LP Purchase Agreement dated December 18, 2006 (12)

10.27	Promissory Note and Security Agreement dated December 31, 2006 with Lowrie Management LLLP (12)

10.28	Lease Agreement dated January 1, 2005 (12)

10.29	Sales Agreement dated January 15, 2007 (13)

10.30	Lease Agreement dated January 15, 2007 (13)

10.31	Kentucky Restaurant Concepts, Inc. Purchase Agreement dated January 2, 2007 (14)

10.32	Restaurant Concepts of Kentucky Purchase Agreement dated January 2, 2007 (14)

10.33	Lease Agreement dated January 1, 2007 (14)

10.34	Promissory Note and Security Agreement dated June 1, 2006 (14)

Exhibits No.	Description

10.35	RCC Purchase Agreement dated January 18, 2007 (15)

10.36	Sales Agreement dated January 31, 2007 (15)

10.37	Consent to Sell Partnership Interest of RCC dated January 31, 2007 (15)

10.38	Lease Agreement dated February 1, 2007 (15)

10.39	Cardinal Management Purchase Agreement dated February 5, 2007 (16)

10.40	Lease Agreement dated February 1, 2007 (16)

10.41	MRC Purchase Agreement dated February 9, 2007 (17)

10.42	Promissory Note dated March 31, 2007 (17)

10.43	Lease Agreement dated March 1, 2007 (17)

10.44	IRC Purchase Agreement dated February 7, 2007 (18)

10.45	Promissory Note dated March 31, 2007 (18)

10.46	Sales Agreement dated February 21, 2007 (18)

10.47	Lease Agreement dated March 1, 2007 (18)

10.48	Purchase agreement for Regale, Inc. dated March 23, 2007 (21)

10.49	Sublease agreement dated April 16, 2007 (21)

10.50	Lease agreement dated April 16, 2007 (21)

10.51	Purchase agreement for Classic Affairs, Inc. dated May 30, 2007 (22)

10.52	Real Estate Purchase agreement dated April 25 2007 (22)

10.53	Lease agreement dated May 31, 2007 (22)

10.54	Lease agreement dated June 29, 2007 (22)

10.55	Purchase agreement for KenKev dated August 27, 2007 (23)

10.56	Purchase agreement for Kenja dated September 14, 2007 (24)

10.57	Purchase agreement KenKev dated August 27, 2007 (24)

10.58	Covenant not to Compete dated September 14, 2007 (24)

10.59	Consulting agreement dated September 14, 2007 (24)

10.60	Lease agreement dated September 14, 2007 (24)

10.61	Lease guarantee dated September 14, 2007 (24)

10.62	Purchase agreement for Golden Productions dated September 17, 2007 (25)

10.63	Covenant not to compete dated September 17, 2007 (25)

10.64	Covenant not to compete dated September 17, 2007 (25)

10.65	Lease agreement dated September 17, 2007 (25)

10.66	Agreement to purchase Manana Entertainment dated October 29, 2007 (26)

10.67	Purchase agreement Kenja dated September 14, 2007 (26)

10.68	Promissory note dated December 4, 2007 (27)

10.69	Purchase La Boheme dated December 21, 2007 (28)

10.70	Assignment of Intellectual Property dated December 21, 2007 (28)

10.71	Non-compete agreement dated December 21, 2007 (28)

10.72	Purchase agreement dated December 21, 2007 (28)

10.73	Lease assumption dated December 21, 2007 (28)

Exhibits No.	Description

10.74	Lease dated December 21, 2007 (28)

10.75	Consulting agreement dated December 4, 2007 (28)

14.00	Code of Ethics (8)

21.1	List of Subsidiaries (20)

23.1	Consent of Causey Demgen & Moore, Inc. (20)

31.1	CEO Certification under Section 302 of Sarbanes-Oxley Act of 2002 (20)

31.2	CFO Certification under Section 302 of Sarbanes-Oxley Act of 2002 (20)

32.1	CEO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (20)

32.2	CFO Certification under Section 906 of Sarbanes-Oxley Act of 2002 (20)

99.1	Audit Committee Charter (9)

99.2	Nominating Committee Charter (9)

99.3	Compensation Committee Charter (19)

99.4	Managements Report on Internal Controls (20)

*	Indicates a management contract or compensation plan or arrangement.
(1)	Incorporated by reference from Registration Statement on Form SB-2 filed on September 10, 2002.
(2)	Incorporated by reference from Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 21, 2003.
(3)	Incorporated by reference from Current Report on Form 8-K filed on October 8, 2004.
(5)	Incorporated by reference from Current Report on Form 8-K filed on February 9, 2005.
(6)	Incorporated by reference from Current Report on Form 8-K filed on July 29, 2004.
(7)	Incorporated by reference from Amended Current Report on Form 8-K/A filed on October 18, 2004.
(9)	Incorporated by reference from the Annual Report on Form 10-KSB/A filed May 27, 2005.
(10)	Incorporated by reference from the Form 14-A Proxy Statement filed July 6, 2005.
(11)	Incorporated by reference from Current Report on Form 8-K filed on October 5, 2006.
(12)	Incorporated by reference from Current Report on Form 8-K filed on January 5, 2007.
(13)	Incorporated by reference from Current Report on Form 8-K on January 19, 2007.
(14)	Incorporated by reference from Current Report on Form 8-K on January 23, 2007.
(15)	Incorporated by reference from Current Report on Form 8-K on February 15, 2007.
(16)	Incorporated by reference from Current Report on Form 8-K on March 6, 2007.
(17)	Incorporated by reference from Current Report on Form 8-K on March 21, 2007
(18)	Incorporated by reference from Current Report on Form 8-K on March 23, 2007.
(19)	Incorporated by reference from the Annual Report on Form 10-KSB filed April 2, 2007
(20)	Filed herewith.
(21)	Incorporated by reference from Current Report on Form 8-K filed on 4/20/07.
(22)	Incorporated by reference from Current Report on Form 8-K filed on 06/07/07.
(23)	Incorporated by reference from Current Report on Form 8-K filed on 08/31/07 (ex 10.1).
(24)	Incorporated by reference from Current Report on Form 8-K filed on 9/20/07 (ex 10.1, 10.2, 10.3, 10.4, 10.5, 10.6).
(25)	Incorporated by reference from Current Report on Form 8-K filed on 9/21/07 (ex 10.1, 10.2, 10.3, 10.4).
(26)	Incorporated by reference from Current Report on Form 8-K filed on 11/02/07 (ex 10.1 & 10.4).
(27)	Incorporated by reference from Current Report on Form 8-K filed on 12/10/07 (ex 10.1).
(28)	Incorporated by reference from Current Report on Form 8-K filed on 12/28/07 (ex 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8).

Item 14.	Principal Accountant Fees and Services

This information will be included in our 2008 Proxy Statement, which will be filed within 120 days after the close of the 2007 fiscal year, and is hereby incorporated by reference.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.

April 15, 2008	By:	/s/ TROY H. LOWRIE
Troy H. Lowrie, Chairman of the Board Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ TROY H. LOWRIE Troy H. Lowrie	Chairman of the Board and Chief Executive Officer	April 15, 2008

/S/ MICHEAL L. OCELLO Micheal L. Ocello	Director, Chief Operating Officer, and President	April 15, 2008

/S/ DONALD W. PROSSER Donald W. Prosser	Interim Chief Financial and Accounting Officer	April 15, 2008

/S/ ROBERT J. MCGRAW, JR. Robert J. McGraw, Jr.	Director	April 15, 2008

/S/ ALLAN S. RUBIN Allan S. Rubin	Director	April 15, 2008

/S/ RAND E. KRUGER Rand E. Kruger	Director	April 15, 2008

/S/ EDWARD M. BEARMAN Edward M. Bearman	Director	April 15, 2008

/S/ MARTIN A. GRUSIN Martin Grusin	Director	April 15, 2008