Form 10-Q
period 2008-03-31
VCG HOLDING CORP
filed 2008-05-12
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT

For The Transition Period from                      to                     .

Commission file number: 001-32208

VCG HOLDING CORP.

(Name of issuer in its charter)

Colorado	84-1157022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 Union Blvd., Suite 540, Lakewood, Colorado 80228

(Address of principal executive offices, including zip code)

(303) 934-2424

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Applicable only to corporate issuers:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 9, 2008, there were 18,025,248 shares of the issuer’s common stock, $.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

VCG Holding Corp.

Consolidated Balance Sheets

Unaudited

	December 31, 2007	March 31, 2008
Assets
Current Assets
Cash & cash equivalents	$2,980,007	$2,759,723
Assets held for sale	372,606	380,472
Other receivables	181,632	288,447
Inventories	964,595	903,489
Prepaid expenses	276,002	819,054
Income taxes receivable	272,244	439,275

Total current assets	5,047,086	5,590,460
Property, plant and equipment, net	24,517,181	25,022,323
Deposits and prepaid expenses	82,766	615,841
Loan fees, net	389,604	339,394
Deferred offering costs	37,011	37,011
Covenant not to compete	111,000	111,000
Intangible assets	64,012,908	64,061,020

Total Assets	$94,197,556	$95,777,049

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable—trade	$764,182	$1,096,953
Accrued expenses	1,646,531	1,106,717
Deferred revenue	150,266	122,588
Current portion of capitalized leases	9,342	9,612
Current portion of long-term debt	9,333,687	8,972,429

Total current liabilities	11,904,008	11,308,299
Deferred income tax	1,060,777	1,331,166
Capitalized leases	19,112	16,605
Long-term debt	21,486,385	20,793,058

Total Liabilities	34,470,282	33,449,128

Minority Interest Liability	3,662,767	3,605,606

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 17,723,975 (2007) and 17,851,235 (2008) shares issued and outstanding	1,772	1,785
Paid-in capital	52,251,847	53,575,990
Retained earnings	3,810,888	5,144,540

Total stockholders’ equity	56,064,507	58,722,315

Total Liabilities and Stockholders’ Equity	$94,197,556	$95,777,049

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three Months Ended March 31,
	2007	2008
Revenue
Sales of alcoholic beverages	$3,160,258	$6,534,618
Sales of food and merchandise	357,617	708,655
Service revenue	2,029,788	5,278,646
Management fees and other income	839,733	804,036

Total revenue	6,387,396	13,325,955

Operating Expenses
Cost of goods sold	883,616	1,848,547
Salaries and wages	1,374,566	3,062,704
Other general and administrative
Taxes and permits	249,645	456,273
Charge card and bank fees	65,691	200,821
Rent	539,145	1,186,347
Legal and professional	147,629	648,166
Advertising and marketing	257,383	805,794
Insurance	252,276	376,013
Other	983,205	1,524,575
Depreciation & amortization	221,745	351,748

Total operating expenses	4,974,901	10,460,988

Income from operations	1,412,495	2,864,967

Other income (expenses)
Interest expense	(536,672)	(773,504)
Interest income	147,789	3,572
Unrealized gain on investments	8,381	—
Gain on sale of assets	179,189	—

Total other income (expenses)	(201,313)	(769,932)

Income from continuing operations before income taxes	1,211,182	2,095,035

Income tax expense — current	—	332,970
Income tax expense — deferred	150,000	317,030

Total income taxes	150,000	650,000

Minority interest	(33,244)	(111,383)

Income from continuing operations	1,027,938	1,333,652

Discontinued operations
Loss from operations of discontinued operating segment, net of zero income taxes	(15,085)	—

Net income	$1,012,853	$1,333,652

Earnings per share:
Basic income per common share
Income from continuing operations	$0.07	$0.08
(Loss) from discontinued operations	—	—

Net income	$0.07	$0.08

Fully diluted income per common share
Net income from continuing operations	$0.07	$0.07
(Loss) from discontinued operations	—	—

Net income	$0.07	$0.07

Weighted average shares outstanding	14,606,729	17,431,035
Fully diluted weighted average shares outstanding	15,213,684	17,923,402

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2008

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2007	17,723,975	$1,772	$52,251,847	$3,810,888	$56,064,507
Issue warrants for services			30,686		30,686
Issue common stock for services	127,260	13	1,293,457		1,293,470
Net income for the three months ended March 31, 2008				1,333,652	1,333,652

Balances, March 31, 2008	17,851,235	$1,785	$53,575,990	$5,144,540	$58,722,315

The accompanying notes are an integral part of the financial statements

VCG Holding Corp.

Consolidated Statements of Cash Flows

Unaudited

	For the Three Months Ended March 31,
	2007	2008
Net income	$1,012,853	$1,333,652
Adjustments to reconcile net income to net cash provided by operating activities:
Stocks and warrants issued for services	23,005	99,980
Depreciation and amortization	316,612	401,927
(Increase) decrease in other receivables	84,848	27,065
(Increase) decrease in inventory	10,495	61,106
(Increase) decrease in prepaid expenses	(14,082)	106,052
(Gain) loss on disposition of assets	(179,189)	—
Unrealized (gain) loss on marketable securities	(8,381)	—
Increase (decrease) in trade accounts payable	(385,446)	332,774
Increase (decrease) in income taxes receivable	—	(167,031)
Increase (decrease) in deferred income taxes payable	150,000	270,386
Increase (decrease) in deferred revenue	10,053	(27,678)
Increase (decrease) in accrued expenses	67,323	(539,814)
Increase (decrease) in minority interest liability	—	(57,161)

Net cash provided by operating activities	1,088,091	1,841,258

Investing Activities
Investments	(4,778,112)	—
Assets held for sale	—	(7,866)
Goodwill	(7,803,580)	(117,811)
Purchases of equipment and leasehold improvements	(933,208)	(856,860)
Costs of licenses	(750,000)	—
Deposits	(221,259)	(22,183)
Proceeds from disposition of assets	200,000	—

Net cash used by investing activities	(14,286,159)	(1,004,720)

Financing Activities
Cost of loan fees	(16,000)	—
Payment on capitalized lease	(31,960)	(2,237)
Proceeds from notes payable	7,400,000	—
Payments on notes payable	(400,867)	(1,054,585)
Cash received in acquisitions	442,529	—
Cash distribution as part of sale	(3,456)	—
Proceeds from additional paid in capital	21,170,771	—

Net cash provided (used) by financing activities	28,561,017	(1,056,822)

Net increase (decrease) in cash	15,362,949	(220,284)
Cash beginning of period	2,011,178	2,980,007

Cash end of period	$17,374,127	$2,759,723

Taxes paid	$—	$500,000
Interest paid	$480,653	$593,565
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$23,005	$1,324,156
Purchased general partnership interests for common stock	$1,837,000	$—
Purchase common stock of wholly owned subsidiary for common stock	$4,392,000	$—
Preferred stock converted to common stock	$325,000	$—

The accompanying notes are an integral part of the financial statements.

VCG Holding Corp.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business

VCG Holding Corp. (“VCG or the “Company”) is an owner, operator and consolidator of adult nightclubs throughout the United States. The Company currently owns 19 adult nightclubs and one upscale dance lounge. The nightclubs are located in Indianapolis, IN, E. St. Louis, IL, Denver and Colorado Springs, CO, Dallas and Ft. Worth, TX, Raleigh, NC, Minneapolis, MN, Louisville, KY, Miami, FL, and Portland, ME.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of December 31, 2007 and March 31, 2008, and the results of operations and cash flows for the periods ended March 31, 2007 and 2008.

The financial statements included herein have been prepared in accordance with the rules of The Securities and Exchange Commission for Form 10-Q and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles, although the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Company utilizes a December 31 fiscal year, and references herein to “fiscal 2007” relate to the year ended December 31, 2007, and references to the “first”, “second”, “third”, and “fourth” quarter of a fiscal year relate to the quarters ended March 31, June 30, September 30 and December 31, respectively, of the related year.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to current year’s presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions are eliminated in the consolidation.

Net Income Per Common Share

The Company computes net income (loss) per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

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

VCG Holding Corp.

Notes to Consolidated Financial Statements (Continued)

2. Discontinued Operations

In January 2007, VCG sold its ownership interest of Epicurean Enterprises, LLC “EEP”. VCG transferred some of the building improvements presently attached to or part of the building into VCG Real Estate Holdings, Inc. “VCGRE” and other equipment, inventory related to the Penthouse name, and the Penthouse license agreement to VCG or subsidiaries’ as needed for operations. The board had elected to sell the operations and related partnership, and rent the building on a twenty year lease to an unrelated third party.

The terms of the sale are $200,000 cash and 300,000 shares of VCG stock that was held by an unrelated third party for a total sales price of $2,570,000. VCG had a carrying basis in the partnership of $2,390,811 and a gain on the transaction of $179,189.

3. Pro forma Information on Acquisitions during 2007

The following combines the pro forma information for all acquisitions in 2007 and includes the information for each of the acquisitions for the three months ended March 31, 2007. There were no acquisitions during the three months ended March 31, 2008 therefore the pro forma information and the reported information is the same for that period:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Pro forma
Revenue	$13,536,193	$13,325,955
Income from cont. operations before tax	2,550,121	2,095,037
Net income	$1,617,894	$1,333,652
Earnings per share
Income from continuing operations	$0.11	$0.08
Loss from discontinued operations	—	—
Net income per share	$0.11	$0.08
Weighted average shares	14,640,582	17,431,035

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2007	March 31, 2008
Land	$856,737	$856,737
Buildings	13,021,812	13,137,201
Leasehold Improvements	9,718,761	10,135,929
Equipment	2,041,113	2,092,028
Signs	312,211	312,211
Furniture and fixtures	1,518,659	1,792,046

	$27,469,293	$28,326,152
Less accumulated depreciation and amortization	2,952,112	3,303,829

Property, plant and equipment, net	$24,517,181	$25,022,323

Depreciation and amortization expense was $221,745 and $351,748 for the three months ended March 31, 2007 and 2008, respectively.

Property and equipment owned and pledged as collateral under capital leases was as follows:

	December 31, 2007	March 31, 2008
Capital leases:
Equipment and signs	$49,737	$49,737
Less accumulated amortization	23,683	24,942

Net book value	$26,054	$24,795

VCG Holding Corp.

Notes to Consolidated Financial Statements (Continued)

5. Intangible Assets

Intangible assets consist of the following:

	December 31, 2007	March 31, 2008
License costs	$3,204,734	$3,204,734
Goodwill	58,964,473	59,280,658
Plans and drawings	75,628	75,628
Deferred acquisition costs	268,073	—
Intellectual property	1,500,000	1,500,000

Total Intangible Assets	$64,012,908	$64,061,020

6. Stock Option Activity

Transactions for the 2004 Stock Option and Appreciation rights plan as of December 31, 2007 and March 31, 2008 were as follows:

	Shares	Option price per share	Weighted-average exercise price
Outstanding December 31, 2006	—		—
Granted	195,500	$10.00	$10.00
Exercised	—	—	—
Forfeited or expired	(65,000)	10.00	10.00

Oustanding December 31, 2007	130,500	$10.00	$10.00
Granted	172,000	13.00	13.00
Exercised	—	—	—
Forfeited or expired	(34,500)	10.00 - $13.00	12.48

Oustanding March 31, 2008	268,000	$10.00 - $13.00	$11.43

Fully vested and exercisable at December 31, 2007	—	—	—

Fully vested and exercisable at March 31, 2008	—	—	—

The weighted average remaining contractual term as of March 31, 2008 is 7.1 years for the outstanding options disclosed above. There is no aggregate intrinsic value as of March 31, 2008 because the fair market value is below the weighted average exercise price.

During the period ending March 31, 2008, there was no option activity in the 2002 Stock Option and Stock Bonus Plan and 2003 Stock Option and Stock Bonus Plan.

7. Income Taxes

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

8. Segment Reporting

We previously classified the Company’s operations into two reportable segments; the operations of the Clubs and the management of non-owned adult nightclubs. Effective March 1, 2007, we purchased the remaining non-owned Clubs to which we had provided management services for fees. Thus, effective January 1, 2008, the Company has one reportable segment which owns and operates the Clubs.

VCG Holding Corp.

Notes to Consolidated Financial Statements (Continued)

9. Subsequent Event

Purchase of Manana Enterprises, Inc.

On October 29, 2007, the Company entered into a stock purchase agreement with Manana Enterprises, Inc. d/b/a Jaguar’s Gold Club Dallas (“Manana”), and Bryan S. Foster to purchase (a) 100% of the issued and outstanding shares of capital stock of Manana for $3,520,000 and (b) the building in which Manana operated an adult entertainment nightclub commonly known as “Jaguar’s Gold Club of Dallas,” with all its contents, including improvements, fixtures and personal property, for $3,000,000. The Company’s payment obligation is evidenced by a promissory note dated October 29, 2007 in the principal amount of $6,520,000 payable to the seller as follows: $4,020,000 at closing and a $2,500,000 10-year amortized note @ 12% interest, payable $500,000 on May 1, 2008 and the balance in 23 monthly payments with the full amount payable on the 24th payment. The transaction closed into escrow from October 29, 2007 to April 14, 2008 at which time the City of Dallas, Texas issued the necessary licenses and the Company completed the transaction and began paying the promissory note and began operating the nightclub.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth hereunder, Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), presents significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources that occurred during the three months that ended March 31, 2007 and 2008. Likewise, the MD&A should be read in conjunction with the financial statements appearing elsewhere in this Form 10-Q (this “Report”). In conjunction with this Report, the MD&A discussed in Form 10-KSB for the year ended December 31, 2007 and filed with The Securities and Exchange Commission (“SEC”) on April 15, 2008, should be referred to when reading this Report.

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

Forward looking statements made herein are based on our current expectations that could involve a number of risks and uncertainties and therefore, such expectations should not be considered guarantees of future performance. Certain of those risk factors that could cause actual results to differ materially, include, without limitation, the following:

•	Dependence on key management personnel.

•	Competitors with greater financial resources.

•	The impact of competitive pricing.

•	The timing of openings of competitors’ clubs.

•	The ability of management to execute acquisition and expansion plans and motivate personnel in the execution of such plans.

•	Interruptions or cancellation of existing contracts.

•	Adverse publicity related to the company, or the industry.

•	Changes in the laws governing the operation of adult entertainment businesses.

•	An inability to arrange additional debt or equity financing.

•	Adverse claims relating to our use of trademarks and/or tradenames.

•	The adoption of new, or changes in, accounting principles.

•	The costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002.

•	Economic downturn.

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

The Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April, 2002. The Company is engaged in owning and operating nightclubs which provide quality live adult entertainment, food and beverage services. Currently, we operate nineteen adult entertainment nightclubs and one upscale dance club (collectively referred to as the “Clubs”). Three of the Clubs offer full service restaurants with fine dining and have VIP facilities for its members. Sixteen Clubs serve alcoholic beverages.

We believe maximum profitability and sustained growth in the industry can only be obtained from owning and operating upscale adult entertainment nightclubs. Our current strategy is to acquire and upgrade existing adult nightclubs. It is our intent to develop and build upscale nightclubs in areas that are not market saturated and are open to well-managed upscale clubs.

The Company owns International Entertainment Consultants, Inc. (“IEC”), which provides management services to our nightclubs. IEC was originally formed in 1980; at the time of acquisition in October, 2003, IEC was owned by Troy H. Lowrie, our Chairman of the Board and Chief Executive Officer. IEC provides the Clubs with management and supervisory personnel to oversee operations, hire and contract for all operating personnel, establish Club policies and procedures, compliance monitoring, purchasing, accounting and payroll services and other administrative services, and prepares financial, operating reports, and income tax returns. IEC charges the Clubs a management fee based on the Company’s common expenses incurred in maintaining these functions.

In June, 2002, the Company formed VCG Real Estate Holdings, Inc., a wholly owned subsidiary, that purchased the land and buildings which house four of our Clubs.

Management has substantial experience in owning and operating successful adult entertainment nightclubs and our management has gained an in-depth knowledge of the industry in which the Company does business.

Since the Company began its operations, we have acquired the following Clubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	PT’s® Brooklyn in East Saint Louis, Illinois (acquired 2002)

•	PT’s® Nude in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Phoenix, Arizona (opened 2004 and sold in January, 2007)

•	Tabu (Dance club) in Denver, Colorado (opened June, 2005)

•	PT’s® Appaloosa in Colorado Springs, Colorado (acquired October, 2006)

•	PT’s® Showclub in Denver, Colorado (acquired December, 2006)

•	PT’s® Showclub in Louisville, Kentucky (acquired January, 2007)

•	Roxy’s in East Saint Louis, Illinois (acquired February, 2007)

•	PT’s® Showclub in East Saint Louis, Illinois (acquired February, 2007)

•	PT’s® Sports Cabaret St. Louis in East Saint Louis, Illinois (acquired March, 2007)

•	Penthouse Club St. Louis in East Saint Louis, Illinois (acquired March, 2007)

•	The Men’s Club® in Raleigh, North Carolina (acquired April, 2007)

•	Schiek’s Palace Royale in Minneapolis, Minnesota (acquired May 2007)

•	Platinum Plus in Portland, Maine (acquired September, 2007)

•	Jaguar’s Gold Club in Ft. Worth, Texas (acquired September, 2007)

•	Platinum Plus in Miami, Florida (acquired October, 2007)

•	LaBoheme Gentlemen’s Club in Denver, Colorado (acquired December, 2007)

•	Jaguar’s Gold Club in Dallas, Texas (acquired April, 2008)

The majority of the Clubs operate under the branded names PT’s®, Diamond Cabaret and The Penthouse Club, which are pursuant to non-exclusive licensing agreements.

The aggregate cost of acquisition for the nineteen operating clubs was approximately $91.5 million.

We previously classified the Company’s operations into two reportable segments; the operations of the Clubs and the management of non-owned adult nightclubs. Effective March 1, 2007, we purchased the remaining non-owned Clubs to which we had provided management services for fees. Thus, effective January 1, 2008, the Company has one reportable segment which owns and operates the Clubs.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of the “Notes to the Consolidated Financial

Statements,” which is included in our Annual Report, Form 10-KSB for the year ended December 31, 2007. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by us. Further, such accounting policies and estimates can be materially affected by changes from period to period in economic factors or conditions that are outside our control. As a result, our accounting policies and estimates are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, future business plans and projected financial results and the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as may be appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations — Critical Accounting Policies”, which is a part of our Annual report found on Form 10-KSB for the year ended December 31, 2007.

Results of Operations - First Quarter ended March 31, 2007 Compared to March 31, 2008

Results of Continuing Operations

The following sets forth a comparison of the components of the results of our continuing operations for the three months ended March 31, 2007 and 2008:

	Three months ended March 31,		Percentage change
	2007	2008
Revenue
Sales of alcoholic beverages	$3,160,258	$6,534,618	106.8%
Sales of food and merchandise	357,617	708,655	98.2%
Service revenue	2,029,788	5,278,646	160.1%
Management fees and other income	839,733	804,036	(4.3)%

Total revenue	6,387,396	13,325,955	108.6%

Operating Expenses
Cost of goods sold	883,616	1,848,547	109.2%
Salaries and wages	1,374,566	3,062,704	122.8%
Other general and administrative
Taxes and permits	249,645	456,273	82.8%
Charge card and bank fees	65,691	200,821	205.7%
Rent	539,145	1,186,347	120.0%
Legal and professional	147,629	648,166	339.1%
Advertising and marketing	257,383	805,794	213.1%
Insurance	252,276	376,013	49.0%
Other	983,205	1,524,573	55.1%
Depreciation & amortization	221,745	351,748	58.6%

Total operating expenses	4,974,901	10,460,986	110.3%

Income from operations	1,412,495	2,864,969	102.8%

Other income (expenses)
Interest expense	(536,672)	(773,504)	44.1%
Gain on sale of assets	179,189	—	*
Unrealized gain on investments	8,381	—	*
Interest income	147,789	3,572	(97.6)%

Total Other Income (Expenses)	(201,313)	(769,932)	282.5%

Income from continuing operations before income taxes	1,211,182	2,095,037	73.0%

Income tax expense – current	—	332,971	*
Income tax expense – deferred	150,000	317,031	*

Total income taxes	150,000	650,002	*

Minority interest	(33,244)	(111,383)	*

Income from continuing operations	$1,027,938	$1,333,652	29.7%

*	- not meaningful

Revenue

Revenue sources generated by the Clubs include: (i) the sale of alcoholic beverages; (ii) food and merchandise; (iii) service revenues, which include fees paid by entertainers to the Clubs for the opportunity to perform at the Clubs, fees charged for admission to the Clubs; (iv) and ATM fees, and other ancillary revenues (collectively referred to as “Total Revenue”). Total Revenue increased 108.6% to approximately $13.3 million for the first quarter of 2008, compared with a year ago. The increase in Total Revenue was due primarily to the Company’s continued success in being able to acquire quality clubs. The same store revenue, which is represented by twelve stores, increase represented approximately 6.4% of the increase of 108.6% for the first quarter 2008.

Cost of Goods Sold

Cost of goods sold consists of alcohol, food, and merchandise. For the three months ended March 31, 2008, cost of goods sold increased from 25.1% to 25.5%, which is the percent of cost of the combined revenues from the sales of alcohol, food and merchandise. The relationship of our cost of goods sold to our revenue from the sale of alcohol, food and merchandise varies from club to club depending on various factors, including the variety of food offered, whether the club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” clubs will have a greater variety of food offered, a boutique and higher percentage of wine and champagne sales.

Salaries and Wages

Salaries and wages consist of all labor costs incurred throughout the entire organization. Labor costs increased by approximately 122.8% for the first quarter 2008 when compared to the same period in 2007. This increase is a result of the acquisitions that we made in 2007 and annual salary increases. The percentage of salaries and wages to total revenue is 22.9% for the three months ended March 31, 2008 and 21.5% for the same period 2007. The increase reflects a cost integrating the acquisitions into the system and we expect the on going percentage to be approximately 21.5% of Total Revenue.

Other General and Administrative Expenses

Taxes and permits increased by approximately 82.8% for the first quarter 2008, compared to the same period in 2007. The increases in taxes and permits were primarily a result of new acquisitions.

Rent increased approximately 120.0% for the first quarter of 2008, compared to the same periods in 2007.

Legal and professional expenses increased by approximately 339.1% for the first quarter of 2008, when compared to the same period for 2007. The increases are due to acquisitions, SOX compliance and additional costs related to our growth.

Advertising and marketing expenses increased by approximately 213.1% for the first quarter, compared to the same periods in 2007. The increase is related to acquisitions and additional marketing in new markets.

Insurance expense increased by approximately 49.0% for the first quarter of 2008, as compared to the quarter of 2007. These increases are due to the acquisitions in 2007 and reflect the savings related to the economies of scale.

Other general and administrative (“G&A”) expenses increased approximately 55.1% in the first quarter ending 2008, compared to the same period in 2007. These increases are due to the acquisitions during 2007.

Depreciation and Amortization

Depreciation and amortization increased by 58.6% the first quarter 2008, compared to the same period in 2007. This increase is related primarily to the acquisitions of new clubs and $850,000 in capital expenditures in 2008.

Interest Expense

Interest expense increased approximately 44.1% during the first quarter 2008, compared to the same period in 2007. The increase in interest expense is a primary result of financing approximately half of the 2007 club acquisitions with debt.

Interest Income

Interest income decreased by approximately $145,000 for the first quarter of 2008, as compared to the same period in 2007. The decrease in interest income is primarily a result of use of cash from an equity raise in the first quarter of 2007 and the cash flow from our clubs to acquire new clubs resulting in a smaller amount of free cash flow in 2008.

Income Tax Expense - Current

The income tax expense – current represents the portion of income taxes that are due in cash for the three months ended March 31, 2008 as compared to no cash taxes due in the first quarter ended March 31, 2007.

Deferred Income Taxes

Deferred income taxes represent the estimate of income taxes due based on the difference between book net income and income tax for the period ending March 31, 2008. The deferred income taxes for period ending March 31, 2007 were partially reduced by the remaining net operating loss carry-forward and income tax credits earned. The deferred income tax expense for the first quarter 2008 was $317,031, as compared to $150,000 for the three months ended March 31, 2007.

Net Income and Earnings Per Share

For the first quarter of 2008 net income is approximately $1.3 million or $0.08 per share, as compared to $1.0 million or $0.07 per share. The weighted average shares outstanding increased by $2.8 million, or 19%, from the prior year due to using common stock to fund acquisitions and pay for certain services.

Liquidity and Capital Resources

The level of current assets and liabilities for the nightclub operations does not materially fluctuate and is very predictable. We anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next twelve months, the primary source of our liquidity, since we began our operations in April, 2002. We have acquired eighteen existing nightclub operations, eleven of which we acquired in the 2007, for a total cost of approximately $91.5 million. We funded these acquisitions primarily through issuances of our common and preferred stock (approximately $53 million) and assumptions of indebtedness (approximately $36 million). We have sold two clubs and closed one since we began our operations and are pursuing additional acquisitions. We presently have the cash to purchase the club under contract and being completed April 14, 2008. We are in the process of negotiating a line of credit, getting commitments for financing on our other acquisitions, and with current cash flow believe we are in position to execute our plan for acquisitions in each of fiscal 2008 and fiscal 2009. The acquisition of additional clubs beyond the present plan will require us to obtain additional debt and/or equity capital. There can be no assurance that such capital will continue to be available upon terms that are acceptable to us, if such financing is available at all. An inability to obtain such additional financing could have an effect on our strategy of growth through the acquisition of clubs, the upgrade of existing clubs and the development of clubs in areas that are not market saturated and already receptive to well-managed upscale clubs.

Working Capital

At March 31, 2008 and December 31, 2007, the Company had cash and cash equivalents of approximately $2.8 million and $3.0 million and total current assets of approximately $5.6 million and $5.0 million, respectively. Our current liabilities exceeded our current assets by approximately $5.7 million at March 31, 2008, compared to the current liabilities exceeding our current assets by approximately $6.9 million at December 31, 2007.

Capital Resources

We had stockholders’ equity of approximately $58.7 million on March 31, 2008 and approximately $56.1 million at December 31, 2007. The change is the result of income recognized during the first three months of 2008, and services performed in exchange for common stock.

The net cash provided by operating activities was approximately $1.8 million for the three months ending 2008 and $1.1 million for the first three months of 2007. The decrease in the cash flow provided by operations was due to the increase in our net income for the period, changes related to the assets, and increases in accounts payable, income taxes and decreases in accrued expenses and deferred revenue.

Net cash used by investing activities for the three months ending 2008 was approximately $1.0 million, whereby such use of cash was primarily for the purchase of fixed assets. The net cash used by investing activities for the three months ended March 31, 2007 was $14,286,159. $933,208 was for equipment and improvements; $4,778,112 was for short term investments, $8,553,580 for acquisition of clubs, $221,259 for deposits paid for contracts to purchase acquisitions. This was offset by $200,000 of investing cash inflows from our sale of EEP. The net investing cash outflows for the three months ended March 31, 2007 were financed from sale of common stock and borrowing.

Net cash used by financing activities for the three months ending 2008 was approximately $1.1million. The majority of the use of cash from financing activities was for the payment of debt service. Cash provided by financing activities for the three months ended March 31, 2007 was $28,561,017. We used $400,876 to repay debt, $31,960 to make payments on capital leases, and $16,000 for loan fees. These were offset by $21,170,771 received in the sale of common stock, net of offering costs, $7,400,000 in financing from Lowrie Management LLLP, and cash received as part of the acquisition of clubs.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date, inflation has not had a material impact on our operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.	Controls and Procedures

As of March 31, 2008 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the first fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Other than as set forth in the Company’s annual report, we are not aware of any pending legal proceedings against the Company, individually or in the aggregate, that would have a material adverse affect on our business, results of operations or financial condition.

Item 1A.	Risk Factors

N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1	Certification of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Donald W. Prosser, Interim Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification Statement of Donald W. Prosser, Interim Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.
(Registrant)

Date:	May 12, 2008	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	May 12, 2008	By:	/s/ Donald W. Prosser
Donald W. Prosser,
Interim Chief Financial and Accounting Officer