Form 10-Q
period 2008-06-30
VCG HOLDING CORP
filed 2008-08-11
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from                      to                     .

Commission file number: 001-32208

VCG HOLDING CORP.

(Exact name of registrant as specified in its charter)

Colorado	84-1157022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 Union Blvd., Suite 540, Lakewood, Colorado 80228

(Address of principal executive offices, including zip code)

(303) 934-2424

(Registrant’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of August 8, 2008, there were 18,025,248 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

VCG Holding Corp.

Consolidated Balance Sheets

	Unaudited June 30, 2008	Audited December 31, 2007

Assets
Current Assets
Cash & cash equivalents	$2,893,789	$2,980,007
Assets held for sale	243,131	372,606
Other receivables	225,345	181,632
Inventories	938,835	964,595
Prepaid expenses	723,174	276,002
Income taxes receivable	272,244	272,244

Total current assets	5,296,518	5,047,086

Property, plant and equipment, net	27,903,564	24,517,181
Deposits and prepaid expenses	742,015	82,766
Loan fees, net	354,805	389,604
Deferred offering costs	37,011	37,011
Intangible assets	69,543,022	64,123,908

Total Assets	$103,876,935	$94,197,556

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable—trade	$925,166	$764,182
Accrued expenses	1,846,591	1,646,531
Deferred revenue	116,159	150,266
Income taxes payable	190,223	-
Current portion of capitalized leases	9,891	9,342
Current portion of long-term debt	7,155,906	9,333,687

Total current liabilities	10,243,936	11,904,008

Deferred income tax	1,605,869	1,060,777
Capitalized leases	14,025	19,112
Long-term debt	26,570,884	21,486,385

Total long term liabilities	28,190,778	22,566,274

Total Liabilities	38,434,714	34,470,282

Minority Interest Liability	4,562,987	3,662,767

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 18,025,248 (2007) and 17,723,975 (2008) shares issued and outstanding	1,802	1,772
Paid-in capital	54,204,908	52,251,847
Retained earnings	6,672,524	3,810,888

Total stockholders’ equity	60,879,234	56,064,507

Total Liabilities and Stockholders’ Equity	$103,876,935	$94,197,556

The accompanying notes are an integral part of these financial statements.

VCG Holding Corp.

Consolidated Statements of Income

Unaudited

	Three Months Ended		Six Months Ended
	June 30,
	2008	2007	2008	2007
Revenue
Sales of alcoholic beverages	$6,589,726	$4,685,972	$13,124,344	$7,846,230
Sales of food and merchandise	638,331	534,161	1,346,986	891,778
Service revenue	6,363,522	3,495,817	11,642,168	5,525,605
Management fees and other income	1,015,046	801,026	1,819,082	1,640,759

Total revenue	14,606,625	9,516,976	27,932,580	15,904,372

Operating Expenses
Cost of goods sold	1,701,846	1,290,154	3,550,393	2,173,770
Salaries and wages	3,481,871	2,120,578	6,544,575	3,495,144
Other general and administrative
Taxes and permits	652,069	344,864	1,108,342	594,509
Charge card and bank fees	209,477	96,010	410,298	161,701
Rent	1,290,282	976,025	2,476,629	1,515,170
Legal and professional	647,233	225,334	1,295,399	372,963
Advertising and marketing	746,058	390,540	1,551,852	647,923
Insurance	425,275	192,046	801,288	489,641
Other	1,519,850	1,162,881	3,044,425	2,100,767
Depreciation & amortization	423,008	284,019	774,756	505,764

Total operating expenses	11,096,969	7,082,451	21,557,957	12,057,352

Income from operations	3,509,656	2,434,525	6,374,623	3,847,020

Other income (expenses)
Interest expense	(840,128)	(582,014)	(1,613,632)	(1,118,686)
Interest income	964	142,429	4,536	290,218
Unrealized gain on investments	-	553	-	8,934
Gain (loss) on sale of assets	(137,926)	11,067	(137,926)	190,256

Total other income (expenses)	(977,090)	(427,965)	(1,747,022)	(629,278)

Income from continuing operations before income taxes	2,532,566	2,006,560	4,627,601	3,217,742

Income tax expense — current	612,255	-	945,225	-
Income tax expense — deferred	274,707	200,000	591,737	350,000

Total income taxes	886,962	200,000	1,536,962	350,000

Minority interest expense	(117,621)	(59,572)	(229,004)	(92,816)

Income from continuing operations	1,527,983	1,746,988	2,861,635	2,774,926

Discontinued operations
Loss from operations of discontinued operating segment, net of zero income taxes	-	(7,638)	-	(22,723)

Net income	$1,527,983	$1,739,350	$2,861,635	$2,752,203

Earnings per share:
Basic income per common share	$0.08	$0.11	$0.16	$0.17
Fully diluted income per common share	$0.08	$0.10	$0.16	$0.17

Weighted average shares outstanding	18,006,127	16,901,668	17,911,672	15,745,199
Fully diluted weighted average shares outstanding	18,274,157	17,144,056	18,254,025	15,996,567

The accompanying notes are an integral part of these financial statements.

VCG Holding Corp.

Statement of Stockholders’ Equity

For the Three Months and Six Months Ended June 30, 2008

Unaudited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

Balances, December 31, 2007	17,723,975	$1,772	$52,251,847	$3,810,888	$56,064,507
Amortize warrants for services			30,686		30,686
Issue common stock for services	127,260	13	1,293,457		1,293,470
Net income for the three months ended March 31, 2008				1,333,652	1,333,652

Balances, March 31, 2008	17,851,235	$1,785	$53,575,990	$5,144,540	$58,722,315

Amortize warrants for services			30,686		30,686
Issue common stock for services	7,003	1	36,543		36,544
Stock-based compensation			102,454		102,454
Exercise of warrants	167,010	16	459,235		459,251
Net income for the three months ended June 30, 2008				1,527,984	1,527,984

Balances, June 30, 2008	18,025,248	$1,802	$54,204,908	$6,672,524	$60,879,234

The accompanying notes are an integral part of these financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flows

Unaudited

	For the Six Months Ended June 30,
	2008	2007
Operating Activities
Net Income	$2,861,635	$2,752,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	774,756	505,764
Amortization of loan fees	147,114	57,976
Stock-based compensation expense	354,498	132,622
Minority interest expense	229,004	92,816
(Gain) loss on disposition of assets	137,926	(179,189)
Unrealized (gain) on marketable securities	-	(8,934)
Changes in current operating assets and liabilities	64,438	106,782

Net cash provided by operating activities	4,569,371	3,460,040

Investing Activities
Investments	-	(19,467)
Acquisitions of businesses, net of cash acquired	(1,927,339)	(26,983,844)
Purchases of building, equipment and leasehold improvements	(4,153,009)	(199,861)
Deposits	(74,904)	1,041
Proceeds from disposition of assets	-	200,000

Net cash used by investing activities	(6,155,252)	(27,002,131)

Financing Activities
Loan fees paid	(70,000)	(66,000)
Deferred offering costs	-	(42,043)
Payment on capitalized leases	(4,538)	(939,261)
Proceeds from notes payable	3,000,000	7,500,792
Payments on notes payable	(1,885,050)	(894,090)
Cash distribution as part of sale	-	(3,456)
Proceeds from stock issuances	459,251	21,170,771

Net cash provided by financing activities	1,499,663	26,726,713

Net increase (decrease) in cash	(86,218)	3,184,622
Cash beginning of period	2,980,007	2,011,178

Cash end of period	$2,893,789	$5,195,800

Federal and state taxes paid	$765,000	$-
Interest paid	$1,613,632	$1,031,095
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$1,330,015	$465,914
Purchased general partnership interests for common stock	$-	$1,837,000
Purchase common stock of wholly owned subsidiary for common stock	$-	$4,392,000
Preferred stock converted to common stock	$-	$325,000
Issued note payable for acquisition	$2,500,000	$-

The accompanying notes are an integral part of these financial statements.

VCG Holding Corp.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business

VCG Holding Corp. (“VCG or the “Company”) is an owner, operator and consolidator of adult nightclubs throughout the United States. The Company currently owns 20 adult nightclubs and one upscale dance lounge with the July 28, 2008 acquisition of Imperial Showgirls Gentlemen’s Club. The nightclubs are located in Anaheim, Indianapolis, East St. Louis, Denver and Colorado Springs, Dallas and Ft. Worth, Raleigh, Minneapolis, Louisville, Miami and Portland, Maine.

Basis of Presentation

The accompanying financial statements have been prepared by the Company, without audit. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the financial position as of June 30, 2008 and December 31, 2007, and the results of operations and cash flows for the periods ended June 30, 2007 and 2008.

The financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission for Form 10-Q; and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles. However, the Company believes that the disclosures presented are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Company utilizes a December 31 fiscal year, and references herein to “fiscal 2007” relate to the year ended December 31, 2007, and references to the “first”, “second”, “third”, and “fourth” quarter of a fiscal year relate to the quarters ended March 31, June 30, September 30, and December 31, respectively, of the related year.

Reclassifications

Certain amounts in the prior year have been reclassified to conform to the current year’s presentation.

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

Use of Estimates in the Preparation of Financial Statements

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions may affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statement. These assumptions are reported amounts of revenue and expenses during the reporting periods. Accordingly, actual results could differ from those estimates.

2. Discontinued Operations

In January 2007, VCG sold its ownership interest of Epicurean Enterprises, LLC (“EEP”) but retained ownership of the building occupied by EEP. VCG transferred some of the building improvements presently attached to, or part of, the building into VCG Real Estate Holdings, Inc. (“VCGRE”). Other equipment and inventory related to the Penthouse name, including the Penthouse license agreement was transferred to VCG or subsidiaries, as needed for other operations. The Board had elected to sell the operations and related partnership, and rent the building on a twenty year lease to an unrelated third party.

VCG Holding Corp.

Notes to Consolidated Financial Statements (continued)

The terms of the sale were $200,000 cash and 300,000 shares of VCG stock that was held by an unrelated third party for a total sales price of $2,570,000. VCG had a carrying basis in the partnership of $2,390,811 and a gain on the transaction of $179,189. EEP recorded a net operating loss of $22,723, after taxes, for the period up to the sale date.

3. Acquisitions

On April 15, 2008, the Company acquired 100% of the common stock of Manana Entertainment, Inc. (“Manana”) and the building in which Manana operates Jaguar’s Gold Club Dallas nightclub. The acquisition of Manana was accounted for by the purchase method of accounting. Therefore, the operations have been included in the accompanying statements of operations since the date of acquisition. The following pro forma financial information includes the consolidated results of operations as if Manana Entertainment, Inc. had occurred at January 1, 2008, but do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

On April 14, 2008, in accordance with the terms of the Purchase Agreement (previously disclosed in the Original 8-K and the First 8-K Amendment) and the Amendment, the Company closed the Purchase Agreement whereby it purchased: (i) 100% of the issued and outstanding common stock of Manana for $3,520,000; and (ii) the building in which Manana operates Jaguar’s Gold Club Dallas nightclub, with all of its contents, including improvements, fixtures and personal property for $3,000,000. The aggregate purchase price of $6,520,000 was paid by the Company’s delivery to the Seller of the following: (a) earnest money in the amount of $150,000 deposited on October 29, 2007; (b) a cash payment of $3,870,000; and (c) the Amended Promissory Note in the principal amount of $2,500,000. In accordance with the terms of the Purchase Agreement, all applicable licenses and permits required to operate the nightclub have been obtained by the Company.

The Sexually Oriented Business License for this Club was issued jointly in the name of Troy Lowrie, our Chief Executive Officer, and Manana by the City of Dallas. Since the Company’s purchase of Manana, the location has become a “non-conforming” use as defined by the City of Dallas and any future transfer of stock is restricted to less than 50% of the outstanding shares of Manana.

The following combines the pro forma information for the above acquisition and includes the information for the applicable periods:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Pro forma
Revenue	$29,168,820	$29,613,537
Income from cont. operations before tax	7,058,854	5,981,935
Net income	$2,975,220	$2,961,634
Earnings per share
Income from continuing operations	$0.33	$0.19
Net income per share	$0.17	$0.19
Weighted average shares outstanding	17,911,672	15,745,199

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Pro forma
Revenue	$14,768,332	$15,202,285
Income from cont. operations before tax	3,573,936	3,070,862
Net income	$1,506,370	$1,550,633
Earnings per share
Income from continuing operations	$0.20	$0.18
Net income per share	$0.08	$0.09
Weighted average shares outstanding	18,006,127	16,901,668

VCG Holding Corp.

Notes to Consolidated Financial Statements (continued)

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	June 30, 2008	December 31, 2007
Land	$856,737	$856,737
Buildings	16,157,171	13,021,812
Leasehold improvements	9,855,460	9,718,761
Equipment	2,605,063	2,041,113
Signs	326,818	312,211
Furniture and fixtures	1,839,102	1,518,659

	$31,640,351	$27,469,293
Less accumulated depreciation and amortization	3,736,787	2,952,112

Property, plant and equipment, net	$27,903,564	$24,517,181

Depreciation and amortization expense was $774,756 and $505,764 for the six months ended June 30, 2008 and 2007, respectively.

Signs which are owned and pledged as collateral under capital leases had a net book value of $23,916 at June 30, 2008 and $26,054 at December 31, 2007.

5. Intangible Assets

Intangible assets consist of the following:

	June 30, 2008	December 31, 2007
Goodwill	$64,670,900	$58,964,473
License costs	3,168,368	3,204,734
Intellectual property	1,500,000	1,500,000
Deferred acquisition costs	7,626	268,073
Covenants not to compete	120,500	111,000
Plans and drawings	75,628	75,628

Total Intangible Assets	$69,543,022	$64,123,908

6. Related Party Transactions

During the quarter ended June 30, 2008, the Company entered into a note payable agreement with Lowrie Management LLLP (owned by the Chairman and CEO of the Company) for $1,250,000. The note bears interest at 10% and matures on April 9, 2011. Total notes payable to Lowrie Management LLLP amount to $6,467,821 and $5,660,372 at June 30, 2008 and December 31, 2007, respectively.

On June 17, 2008, the Company entered into a note payable agreement with Vali Lowrie-Reed, sister to Chairman and CEO Troy Lowrie, for $390,000. The note bears interest at 10% with an initial fee of 2%, interest only payments payable monthly, due October 15, 2008.

7. Stock Option Activity.

The stockholders have approved the following stock option and stock bonus plans. Under the Plans, the Company may grant to designated employees, officers, directors, advisors and independent contractors incentive stock options, nonqualified stock options and stock. By encouraging stock ownership, we seek to motivate Plan participants by allowing them an opportunity to benefit from any increased value of the Company which their individual effort, initiative, and skill help produce. If options granted under the Plan expire, or are terminated for any reason, without being exercised, or bonus shares are forfeited, the shares underlying such option and/or bonus shares will become available again for issuance under the Plan.

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

The stock awards issued under these plans as of June 30, 2008 were:

	Shares Authorized	Shares Granted	Available for Grant
2002 Stock Option and Stock Bonus Plan	700,000	634,316	65,684
2003 Stock Option and Stock Bonus Plan	250,000	241,790	8,210
2004 Stock Option and Appreciation Rights Plan	1,000,000	-	1,000,000

	1,950,000	876,106	1,073,894

No stock options have ever been issued by the Company prior to 2007. The following is a summary of all stock option transactions under the 2004 Stock Option Plan for the year ended December 31, 2007 and the six months ended June 30, 2008:

	Options	Weighted-average exercise price
Outstanding December 31, 2006	—	—
Granted above fair market value	195,500	$10.00
Exercised	—	—
Forfeited or expired	(7,500)	10.00

Outstanding December 31, 2007	188,000	$10.00
Granted above fair market value	167,000	11.95
Exercised	—	—
Forfeited or expired	(48,000)	11.13

Outstanding June 30, 2008	307,000	$10.88

Fully vested and exercisable at December 31, 2007	—	—

Fully vested and exercisable at June 30, 2008	—	—

As of June 30, 2008, the range of exercise prices for outstanding options was $6.00—$13.00. The weighted average remaining contractual term as of June 30, 2008 is 9.3 years for the outstanding options disclosed above. There is no aggregate intrinsic value as of June 30, 2008 because the fair market value is below the weighted average exercise price.

Employee stock options are subject to cancelation termination upon termination of employment and expire ten years from the date of grant. The options generally vest one-third on the third, fifth and seventh anniversaries of the date of grant. Options are granted at an exercise price significantly above the fair market value of the common stock covered by the option on the grant date.

Accounting Treatment

The Company adopted SFAS No. 123R, “Share-Based Payments” upon its initial stock option issuance in April, 2007. A transition method was not required since there were no outstanding stock options. The Company used the Black-Scholes Option Pricing Model to determine the fair value of option grants, using the weighted average assumptions noted in the following table. The Company’s historical stock prices were used as the basis for our volatility assumptions. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant. The expected option life was determined using the simplified method in accordance with Staff Accounting Bulletin 110 and represents the period of time that options granted are expected to be outstanding.

VCG Holding Corp.

Notes to Consolidated Financial Statements (continued)

	Six Months Ended June 30, 2008	Fiscal 2007
Expected volatility	63%	60%
Expected life in years	6.07	6.07
Dividend yield	-	-
Risk free rates	3.44%	4.62%
Expected forfeiture rate	15%	15%

The weighted average grant date fair value of options granted during fiscal 2007 and the six months ended June 30, 2008 was $4.28 and $4.72, respectively. For the six months ended June 30, 2008, compensation cost charged against income was $102,454. At December 31, 2007 and June 30, 2008, the Company had total unrecognized compensation cost related to nonvested stock options granted under the 2004 Plan of approximately $575,000 and $1.17 million, respectively. That cost is expected to be recognized over an average period of seven years. Stock option compensation costs to be expensed during fiscal 2008, 2009, 2010, 2011, 2012, 2013, 2014 and 2015 total $304,012, $247,661, $219,055, $152,808, $124,689, $71,806, $48,407 and $3,766, respectively.

8. Income Taxes

Deferred income taxes represent an estimate of income taxes due, based on the difference between book net income and income tax for the period ended June 30, 2008. The income taxes for period ended June 30, 2007 were partially reduced by the remaining net operating loss carry-forward and income tax credits earned.

9. Segment Reporting

We previously classified the Company’s operations into two reportable segments; the operations of the Clubs and the management of non-owned adult nightclubs. Effective March 1, 2007, we purchased the remaining non-owned Clubs to which we had provided management services for fees. Thus, effective January 1, 2008, the Company has one reportable segment which owns and operates the Clubs.

10. Subsequent Events

Purchase of Imperial Showgirls Gentlemen’s Club

On July 28, 2008, the Company completed the acquisition of the Imperial Showgirls Gentlemen's Club located in Anaheim, California pursuant to an Asset Purchase Agreement from Glenn Smith and his company, 2640 West Woodland Inc. (“Smith”).

The purchase price for the Nightclub, estimated to be approximately $7,293,027, is payable in the following manner: (a) an initial cash payment of $2,906,046 paid on the closing date; (b) a Promissory Note in the principal amount of $3,293,027 was delivered to Smith on the closing date; and (c) a final cash payment, estimated to be $1,093,954, together with interest on such amount equal to 10% per annum from the closing date until paid, is due 10 business days after VCG receives final closing date financial statements from Smith, which Smith must deliver to VCG within 15 business days after the closing date. In accordance with the terms of the Purchase Agreement, the Company has obtained all licenses and permits necessary in order to own and operate the Nightclub.

The Note bears interest at the rate of 8% per annum commencing July 28, 2008 until paid in full. Principal and interest under the Note is payable as follows: (a) 35 monthly payments of $43,041 beginning 30 days after the closing date and (b) one final payment of $2,481,264 due 30 days after the due date of the 35th payment. All principal and interest due under the Note may be prepaid in whole or in part by VCG at any time without penalty. If any payment required under the Note is not paid when due, or if any default under the Note occurs, the entire principal amount and accrued but unpaid interest will become immediately due and payable at the option of the holder of the Note.

VCG Holding Corp.

Notes to Consolidated Financial Statements (continued)

VCG’s obligations under the Note are secured by all of the acquisition assets, including its rights in the Lease pursuant to a Security Agreement between VCG and Smith, entered into in connection with the closing of the Acquisition. The Security Agreement contains certain other provisions which are customary for agreements of this nature, including, without limitation, representation, warranties, covenants and default provisions. Additionally, upon the closing of the Acquisition, VCG entered into an Assignment of Commercial Lease, for the real property used in the operation of the Nightclub.

New Debt Agreements

In July 2008, the Company entered into the following new debt agreements, with the net proceeds used to pay down the Company’s bank line of credit:

•

A 11% Note to an individual for $500,000, secured by the general assets of VCG Holding and the cash flow and 100% of the stock in VCG IS, LLC and is guaranteed by the VCG Chairman, interest only payments payable monthly, due July 31, 2009.

•

A 11% Note to an investment company for $500,000, secured by the general assets of VCG Holding and the cash flow and 100% of the stock in VCG IS, LLC and is guaranteed by the VCG Chairman, interest only payments payable monthly, due July 31, 2009.

•

A 12% Note to mortgage investment company for $1,000,000, secured by certain real estate, interest only payments payable monthly, with 3% of the principal balance payable on July 14, 2008, 2009 and 2010, with the remaining principal and interest due on July 14, 2011.

•

Additionally, the Company amended its 14% Note to the same mortgage investment company to reflect the outstanding principal balance of $5,250,000, secured by certain real estate, VCG common stock and Kenja II, Inc. common stock. Interest only payments will continue monthly, with $250,000 principal due July 5, 2009 and VCG extended the remaining principal and interest due from June 2009 to December 5, 2011.

11. Litigation

Texas Patron Tax

Beginning January 1, 2008, the Company’s Texas Clubs became subject to a new state law requiring the Company to collect a $5 surcharge for every Club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization to which the Company is a member, alleging the fee amounts to be an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid. The judge’s order enjoined the State from collecting or assessing the tax. The State has appealed the court’s ruling. When cities or the State give notice of appeal, the state supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the District Court cannot be enforced until the appeals are completed. Given the suspension of the judgment, the State has opted to collect the tax pending the appeal. The Company has paid the tax under protest for the first and second calendar quarters. The Company has filed a lawsuit to demand repayment of the paid taxes.

Thee Dollhouse Productions Litigation

On July 24, 2007, the Company and other parties were named in a lawsuit filed in District Court of Dallas County, Texas. The Plaintiffs were Thee Dollhouse Productions N.C., Inc. and Michael Joseph Peter. The defendants included the Company, David Fairchild (Fairchild) and Hospitality Licensing Corporation (HLC) d/b/a The Men’s Club. The case was later moved to the United States District Court for the Northern District of Texas of Dallas.

This lawsuit resulted from the Company’s acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of the Company, located in Raleigh, N.C. The lawsuit alleges that the Company tortiously interfered with a contract between Plaintiffs and Regale and misappropriated Plaintiffs’ purported trade secrets. This case was actively litigated and on May 5, 2008, the Company and related defendants filed Motions for Summary Judgment.

VCG Holding Corp.

Notes to Consolidated Financial Statements (continued)

In response to the filing of those motions, the Plaintiffs dismissed, with prejudice, the related defendants from the lawsuit and the Court granted the Company’s Motion to Transfer to the Eastern District of North Carolina. Since that transfer, the Court has taken no action, other than to schedule an August 7, 2008 status conference to address the manner in which the Court will address various motions filed by the parties.

While no one can predict the outcome of this pending litigation with certainty, the Company’s management remains confident in its belief that the Company engaged in no unlawful conduct. The Company anticipates that this case, if not disposed of on motions, will go to trial in the fourth quarter of 2008 or the first quarter of 2009.

Ancillary to this litigation, Thee Dollhouse has now filed a claim in arbitration against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Plaintiffs and Regale. In addition, Plaintiffs assert that one of Regale’s principals tortiously interfered with the contract between Regale and the Plaintiffs. This case is being arbitrated in Raleigh, N.C. Regale has filed a Motion to Stay Arbitration pending resolution of the federal litigation involving Plaintiffs and RRC. The arbitrators have stayed the arbitration until September 30, 2008 to allow the Federal Court to rule on Regale’s various challenges to the arbitration proceeding. The Company is indemnifying and holding Regale harmless from this claim pursuant to contract. This ancillary case is in its earliest stages and the likely outcome is impossible to predict. However, for the same reasons that the Company’s management is confident that RRC and VCG did nothing improper in acquiring Regales assets, it believes that Regale did nothing improper in selling its assets to the Company’s subsidiary RRC.

Zajkowski vs VCG and Classic Affairs Litigation

In December of 2007, an ex-employee filed a lawsuit following his termination from employment with Classic Affairs, a wholly owned subsidiary of the Company. The plaintiff alleges that in connection with his employment, he was subject to certain employment practices which violated Minnesota law. The initial action and subsequent pleading assert that this matter is filed as a purported class action. Subsequent to the filing of Plaintiff’s complaint, the Plaintiff’s moved to amend his complaint to name additional Plaintiffs and later, to name Classic Affairs as a party defendant. The Company and Classic Affairs have answered this complaint denying all liability to the Plaintiffs. Classic Affairs has also filed a Counter-Complaint against Mr. Zajkowski based upon matters relating to his termination from employment with Classic Affairs.

While this case has been pending since December of 2007, this case remains in the earliest stages, and no Motion for class certification has yet to be filed by Plaintiffs. As of this time, the parties have engaged in written discovery, however, no depositions have yet been taken in this case. The parties have attempted, via mediation, to resolve this case. That mediation was unsuccessful. As a result, the parties now expect to engage in significant discovery activities and trial is presently expected in the first half of 2009. Given that this case is in its earliest stages and class certification has not yet been sought by Plaintiffs or granted by the Court, no assessment of risk can be made at this time and the seller of stock in Classic Affairs to the Company has contractual indemnification obligations relating to this litigation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth hereunder, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), presents significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources that occurred during the three and six months that ended June 30, 2008 and 2007. Likewise, the MD&A should be read in conjunction with the financial statements appearing elsewhere in this Form 10-Q (“This Report”). In conjunction with this Report, the MD&A discussed in Form 10-KSB for the year ended December 31, 2007 and filed with The Securities and Exchange Commission (“SEC”) on April 15, 2008, should be referred to when reading this Report.

Cautionary Statement Regarding Forward-looking Information and Statements

Safe Harbor Statement under the Private Securities Litigation Reform Act: Statements made in this Report that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. These risks could affect certain nightclubs, while certain other risks could affect all of the Company’s nightclubs and/or other business segments.

Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, are based on the exercise of business judgment as well as assumptions made by us, and information currently available to us. When used in this MD&A, and elsewhere on this report the words “may”, “will”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, and other words of similar import, are intended to help identify forward-looking statements. One should not place undue reliance on these forward-looking statements. Such statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results could differ materially from those anticipated in these forward-looking statements. We believe that our expectations are based on reasonable assumptions; however, we cannot give any assurance, whatsoever, that our expectations will materialize.

Forward looking statements made herein are based on our current expectations that could involve a number of risks and uncertainties and therefore, such expectations should not be considered guarantees of future performance. Certain of those risk factors that could cause actual results to differ materially, include, without limitation, the following:

•	Dependence on key management personnel.

•	Competitors with greater financial resources.

•	The impact of competitive pricing.

•	The timing of openings of competitors’ clubs.

•	The ability of management to execute acquisition and expansion plans and motivate personnel in the execution of such plans.

•	Interruptions or cancellation of existing contracts.

•	Adverse publicity related to the company or the industry.

•	Changes in the laws governing the operation of adult entertainment businesses.

•	An inability to arrange additional debt or equity financing.

•	Adverse claims relating to our use of trademarks and/or tradenames.

•	The adoption of new, or changes in, accounting principles.

•	The costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002.

•	Economic downturn.

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

General Overview

It is our desire to provide all parties who may read this MD&A with an understanding of the Company’s past performance, its financial condition and its prospects of going forward in the future. Accordingly, we will discuss and provide our analysis of the following:

•	Overview of the business.

•	Critical accounting policies.

•	Results of operations.

•	Liquidity and capital resources.

•	New accounting pronouncements.

The Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April, 2002. The Company is engaged in owning and operating nightclubs which provide quality live adult entertainment, food and beverage services. As of June 30, 2008, we operated nineteen adult entertainment nightclubs and one upscale dance club (collectively referred to as the “Clubs”). The completion of the purchase of Imperial Showgirls Club in Anaheim, California on July 28, 2008 increases this to twenty Clubs in total. Three of the Clubs offer full service restaurants with fine dining and have VIP facilities for its members. Sixteen Clubs serve alcoholic beverages.

We believe maximum profitability and sustained growth in the industry can only be obtained from owning and operating upscale adult entertainment nightclubs. Our current strategy is to acquire and upgrade existing adult nightclubs. It is our intent to develop and build upscale nightclubs in areas that are not market saturated and are open to well-managed upscale clubs.

The Company owns International Entertainment Consultants, Inc. (“IEC”), which provides management services to our nightclubs. IEC was originally formed in 1980. At the time it was acquired by the Company, in October, 2003, IEC was owned by Troy H. Lowrie, our Chairman of the Board and Chief Executive Officer. IEC provides the Club with management and supervisory personnel to oversee operations, including hiring and contracting for all operating personnel; establishing Clubs policies and procedures, compliance monitoring, purchasing, accounting and payroll services, plus other administrative services; and preparing financial/ operating reports and income tax returns. IEC charges the Clubs a management fee based on the Company’s common expenses incurred in maintaining these functions.

In June, 2002, the Company formed VCG Real Estate Holdings, Inc., a wholly owned subsidiary, that purchased the land and buildings which house four of our Clubs.

Management has substantial experience in owning and operating successful adult entertainment nightclubs and our management has gained an in-depth knowledge of the industry in which the Company does business.

Since the Company began its operations, we have acquired the following Clubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	PT’s® Brooklyn in East Saint Louis, Illinois (acquired 2002)

•	PT’s® Nude in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret in Denver, Colorado (acquired 2004)

•	The Penthouse Club in Phoenix, Arizona (opened 2004 and sold in January, 2007)

•	Tabu (Dance club) in Denver, Colorado (opened June, 2005)

•	PT’s® Appaloosa in Colorado Springs, Colorado (acquired October, 2006)

•	PT’s® Showclub in Denver, Colorado (acquired December, 2006)

•	PT’s® Showclub in Louisville, Kentucky (acquired January, 2007)

•	Roxy’s in East Saint Louis, Illinois (acquired February, 2007)

•	PT’s® Showclub in Centerville, Illinois (acquired February, 2007)

•	PT’s® Sports Cabaret St. Louis in East Saint Louis, Illinois (acquired March, 2007)

•	Penthouse Club St. Louis in East Saint Louis, Illinois (acquired March, 2007)

•	The Men’s Club® in Raleigh, North Carolina (acquired April, 2007)

•	Schiek’s Palace Royale in Minneapolis, Minnesota (acquired May 2007)

•	PT’s® Showclub in Portland, Maine (acquired September, 2007)

•	Jaguar’s Gold Club in Ft. Worth, Texas (acquired September, 2007)

•	PT’s® Showclub in Miami, Florida (acquired October, 2007)

•	LaBoheme Gentlemen’s Club in Denver, Colorado (acquired December, 2007)

•	Jaguar’s Gold Club in Dallas, Texas (acquired April, 2008)

•	Imperial Showgirls Club in Anaheim, California (acquired July, 2008)

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

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of the “Notes to the Consolidated Financial Statements,” which is included in our Annual Report, Form 10-KSB for the year ended December 31, 2007. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by us. Further, such accounting policies and estimates can be materially affected by changes from period to period in economic factors or conditions that are outside our control. As a result, our accounting policies and estimates are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, future business plans, projected financial results, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as may be appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations — Critical Accounting Policies”, which is a part of our Annual report found on Form 10-KSB for the year ended December 31, 2007.

Results of Operations- Six months ended June 30, 2008 Compared to June 30, 2007

The following sets forth a comparison of the components of the results of our continuing operations for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,		Percentage change
	2008	2007
Revenue
Sales of alcoholic beverages	$13,124,344	$7,846,230	67.3%
Sales of food and merchandise	1,346,986	891,778	51.0%
Service revenue	11,642,168	5,525,605	110.7%
Management fees and other income	1,819,082	1,640,759	10.9%

Total revenue	27,932,580	15,904,372	75.6%

Operating Expenses
Cost of goods sold	3,550,393	2,173,770	63.3%
Salaries and wages	6,544,575	3,495,144	87.2%
Other general and administrative
Taxes and permits	1,108,342	594,509	86.4%
Charge card and bank fees	410,298	161,701	153.7%
Rent	2,476,629	1,515,170	63.5%
Professional Fees	1,295,399	372,963	247.3%
Advertising and marketing	1,551,852	647,923	139.5%
Insurance	801,288	489,641	63.6%
Other	3,044,425	2,100,767	44.9%
Depreciation & amortization	774,756	505,764	53.2%

Total operating expenses	21,557,957	12,057,352	78.8%

Income from operations	6,374,623	3,847,020	65.7%

Other income (expenses)
Interest expense	(1,613,632)	(1,118,686)	44.2%
Interest income	4,536	290,218	(98.4)%
(Loss) gain on sale of assets	(137,926)	8,934	(1,643.8)%
Unrealized gain on investments	-	190,256	*

Total Other Income (Expenses)	(1,747,022)	(629,278)	177.6%

Income from continuing operations before income taxes	4,627,601	3,217,742	43.8%

Income tax expense – current	945,225	-	*
Income tax expense – deferred	591,737	350,000	69.1%

Total income taxes expense	1,536,962	350,000	339.1%

Minority interest expense	(229,004)	(92,816)	146.7%

Income from continuing operations	$2,861,635	$2,774,926	3.1%
Loss from discontinued operations	-	(22,723)	*

Net income	$2,861,635	$2,752,203	4.0%

*	- not meaningful

Revenue

Revenue sources generated by the Clubs include: (i) the sale of alcoholic beverages; (ii) food and merchandise; (iii) service revenues, which include fees paid by entertainers to the Clubs for the opportunity to perform at the Clubs, fees charged for admission to the Clubs; and (iv) ATM fees, and other ancillary revenues (collectively referred to as “total revenue”). Total revenue increased 75.6% to approximately $28 million for the six months ended June 30, 2008, compared with a year ago. The increase in total revenue was due primarily to the Company’s continued success in acquiring quality Clubs. The same Club revenue increase, which is represented by eleven Clubs, represented approximately 3% of the increase of 75.6 for the six months ended June 30, 2008.

Cost of Goods Sold

Cost of goods sold consists of alcohol, food, and merchandise. For the six months ended June 30, 2008, cost of goods sold decreased from 24.9% for the period ended June 30, 2007 to 24.5%. This is the percent of cost of the combined revenues from the sales of alcohol, food and merchandise. The relationship of our cost of goods sold to our revenue from the sale of alcohol, food and merchandise varies from Club to Club depending on various factors, including the variety of food offered, whether the Club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” Clubs will have a greater variety of food offered, a boutique of merchandise and higher percentage of wine and champagne sales.

Salaries and Wages

Salaries and wages consist of all labor costs incurred throughout the entire organization. Labor costs increased by approximately 87.2% for the six months ended June 30, 2008, when compared to the same period ended June 30, 2007. This increase is a result of the acquisitions that we made in 2008 and annual salary increases. The percentage of salaries and wages to total revenue is 23.4% for the six months ended June 30, 2008 and 22.0% for the same period ended June 30, 2007. The increase reflects a cost integrating the acquisitions into the system and we expect the ongoing percentage to be approximately 23% of total revenue.

Other General and Administrative Expenses

Taxes and permits increased by approximately 86.4% for the six months ended June 30, 2008, compared to the six months ended in 2007. The increases in taxes and permits were primarily a result of new acquisitions.

Rent increased approximately 63.5% for the six months ended June 30, 2008, compared to the same period ended June 30, 2007, in part because of the acquisition of the Jaguar’s Gold Club in Dallas, Texas.

Legal and professional expenses increased by approximately 247.3% for the six months ended June 30, 2008, when compared to the six months ended June 30, 2007. The increases are due to acquisitions, litigation involving the Classic Affairs Club (see Note 11 Litigation), additional SEC filings and additional costs related to the preparation of our Annual Report on Form 10-K for the year ended December 31, 2007 and March 31, 2008 Form 10-Q.

Advertising and marketing expenses increased by approximately 139.5% for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increase is related to acquisitions and additional marketing efforts in the new Texas market.

Insurance expenses increased by approximately 63.6% for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. These increases are due to the acquisitions in 2007 and 2008 and include some savings related to the economies of scale.

Other general and administrative (“G&A”) expenses increased approximately 44.9% in the six months ended June 30, 2008, compared to the six months ended June 30, 2007. These increases are primarily due to the acquisition of seven Clubs in the second half of 2007 and one Club in the first half of 2008.

Depreciation and Amortization

Depreciation and amortization increased by 53.2% the six months ended June 30, 2008, compared to the six months ended June 30, 2007. This increase is related primarily to the acquisitions of new Clubs in 2007 and 2008 plus $1,000,000 in capital expenditures in 2008.

Interest Expense

Interest expense increased approximately 44.2% during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increase in interest expense is a primary result of financing approximately half of the 2007 and 2008 Club acquisitions with debt. This debt is mostly carried with the sellers of these Clubs.

Interest Income

Interest income decreased by approximately $286,000 for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The decrease in interest income is primarily a result of use of cash from an equity raise in the first quarter of 2007 and the use of cash flow from our Clubs to acquire new Clubs, resulting in a smaller amount of free cash flow in 2008.

Loss on Sale of Assets

The loss recorded on sale of assets of $137,926 resulted from the write down of the value of an employee’s house, purchased by the Company when the employee was transferred to manage a Club in a different city. The sale of the house was completed early in the third quarter of 2008.

Income Tax Expense - Current

The income tax expense – current represents the portion of income taxes that are estimated to be due in cash for the six months ended June 30, 2008 as compared to no cash taxes due in the six months ended June 30, 2007, due to the net operating loss carry-forward utilized in 2007.

Deferred Income Taxes

Deferred income taxes represent the estimate of income taxes due based on the difference between book net income and income tax for the period ended June 30, 2008. The deferred income taxes for period ended June 30, 2007 were partially reduced by the remaining net operating loss carry-forward and income tax credits earned. The deferred income tax expense for the six months ended June 30, 2008 was $591,737, as compared to $350,000 for the six months ended June 30, 2007. The Company used the capital loss carry-forward of approximately $1,400,000 in 2006 and $20,000 in 2007, in the first quarter of 2008.

Net Income and Earnings Per Share

For the six months ended June 30, 2008 net income was approximately $2.9 million or $0.16 per share, as compared to $2.8 million or $0.17 per share for the six months ended June 30, 2007. The weighted average shares outstanding increased by 2.2 million, or 14%, from the prior year due to using common stock to fund acquisitions and pay for certain services.

Results of Operations- Three months ended June 30, 2008 Compared to June 30, 2007

The following sets forth a comparison of the components of the results of our continuing operations for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,		Percentage change
	2008	2007
Revenue
Sales of alcoholic beverages	$6,589,726	$4,685,972	40.6%
Sales of food and merchandise	638,331	534,161	19.5%
Service revenue	6,363,522	3,495,817	82.0%
Management fees and other income	1,015,046	801,026	26.7%

Total revenue	14,606,625	9,516,976	53.5%

Operating Expenses
Cost of goods sold	1,701,846	1,290,154	31.9%
Salaries and wages	3,481,871	2,120,578	64.2%
Other general and administrative
Taxes and permits	652,069	344,864	89.1%
Charge card and bank fees	209,477	96,010	118.2%
Rent	1,290,282	976,025	32.2%
Professional Fees	647,233	225,334	187.2%
Advertising and marketing	746,058	390,540	91.0%
Insurance	425,275	192,046	121.4%
Other	1,519,850	1,162,881	30.7%
Depreciation & amortization	423,008	284,019	48.9%

Total operating expenses	11,096,969	7,082,451	56.7%

Income from operations	3,509,656	2,434,525	44.2%

Other income (expenses)
Interest expense	(840,128)	(582,014)	44.3%
Interest income	964	142,429	(99.3)%
(Loss) gain on sale of assets	(137,926)	11,067	(1,346.3)%
Unrealized gain on investments	-	553	*

Total Other Income (Expenses)	(977,090)	(427,965)	128.3%

Income from continuing operations before income taxes	2,532,566	2,006,560	26.2%

Income tax expense – current	612,255	-	*
Income tax expense – deferred	274,707	200,000	37.4%

Total income taxes expense	886,962	200,000	343.5%

Minority interest expense	(117,621)	(59,572)	97.4%

Income from continuing operations	$1,527,983	$1,746,988	(12.5)%
Loss from discontinued operations	-	(7,638)	*

Net income	$1,527,983	$1,739,350	(12.2)%

*	- not meaningful

Revenue

Total revenue for the three months ended June 30, 2008, increased by $5.1 million or 53.5% when compared to the same period in 2007. Approximately $4.5 million of the increase is because of the continued acquisitions of high quality Clubs after June 30, 2007. The Club revenue was approximately $600,000 or 12% of that increase.

Cost of Goods Sold

Cost of goods sold consists of alcohol, food, and merchandise. For the three months ended June 30, 2008, cost of goods sold decreased from 24.7% for the period ended June 30, 2007 to 23.5%. This is calculated as the percent of the cost of combined revenues from the sales of alcohol, food and merchandise. The relationship of our cost of goods sold to our revenue from the sale of alcohol, food and merchandise varies from Club to Club depending on various factors, including the variety of food offered, whether the Club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” Clubs will have a greater variety of food offered, a boutique of merchandise and higher percentage of wine and champagne sales. This change can be attributed to tighter control over food costs and the acquisition of upscale clubs.

Salaries and Wages

Salaries and wages consist of all labor costs incurred throughout the entire organization. Labor costs increased by $411,692 for the three months ended June 30, 2008, when compared to the same three month period in 2007. This increase is a result of the acquisitions made during that time period and annual salary increases. The percentage of salaries and wages to total revenue is 23.8% for the three months ended June 30, 2008 and 22.3% for the same period ended June 30, 2007.

Other General and Administrative Expenses

Taxes and permits increased by approximately 89.1% for the three months ended June 30, 2008, compared to the same period ended June 30, 2007. The increases in taxes and permits were primarily a result of new acquisitions.

Rent increased approximately 32.2% for the three months ended June 30, 2008, compared to the same period ended June 30, 2007, in part because of the acquisition of the Classic Affairs Club in Minneapolis and the Men’s Club in Raleigh.

Legal and professional expenses increased by approximately 187.2% for the three months ended June 30, 2008, when compared to the same period June 30, 2007. The increases are due to acquisitions, litigation involving the Classic Affairs Club (see Item 10 Litigation), additional SEC filings and additional costs related to the preparation of the March 31, 2008 Form 10-Q. These costs were not incurred in the same time period ended June 30, 2007.

Advertising and marketing expenses increased by approximately 91% for the three months ended June 30, 2008, compared to the same period ended June 30, 2007. The increase is related to additional marketing efforts for the new acquisitions.

Insurance expense increased by $233,229 or approximately 121.4% for the three months ended June 30, 2008, as compared to the same period ended June 30, 2007. These increases are due to the acquisitions in 2007 and 2008.

Other general and administrative (“G&A”) expenses increased by $356,969 or approximately 30.7% in the three months ended June 30, 2008, compared to the same period ended June 30, 2007. These increases are primarily due to the acquisition of seven Clubs in the second half of 2007 and one Club in the first half of 2008.

Depreciation and Amortization

Depreciation and amortization increased by $138,989 or 48.9% for the three months ended June 30, 2008, compared to the same period ended June 30, 2007. This increase is related primarily to the acquisitions of new Clubs in 2007 and 2008.

Interest Expense

Interest expense increased approximately 44.3% during the three months ended June 30, 2008, compared to the same period ended June 30, 2007. The increase is a result of financing many of the 2007 and 2008 Club acquisitions with debt.

Interest Income

Interest income decreased by approximately $141,465 for the three months ended June 30, 2008, as compared to the same period June 30, 2007. The decrease in interest income is primarily a result of use of cash from an equity raise in the first quarter of 2007 and the cash flow from our Clubs to acquire new Clubs resulting in a smaller amount of free cash flow in the second three month period of 2008.

Loss on Sale of Assets

The loss recorded on sale of assets of $137,926 resulted from the write down of the value of an employee’s house, purchased by the Company when the employee was transferred to manage a Club in a different city. The sale of the house was completed early in the third quarter of 2008. This compares to a small gain of $11,067 from the sale of miscellaneous assets in the three months ended June 30, 2007.

Income Tax Expense - Current

The income tax expense – current represents the portion of income taxes that are estimated to be due in cash for the three months ended June 30, 2008, as compared to no cash taxes due in the three months ended June 30, 2007.

Deferred Income Taxes

Deferred income taxes represent an estimate of income taxes due, based on the difference between book net income and income tax for the period ended June 30, 2008. The deferred income taxes for period ended June 30, 2007 were partially reduced by the remaining net operating loss carry-forward and income tax credits earned. The deferred income tax expense for the three months ended June 30, 2008 was $200,000 higher than the three month period ended June 30, 2007 because of the use of the capital loss carry-forward in 2008.

Net Income and Earnings Per Share

Net income for the three months ended June 30, 2008 is $211,367 or $0.03 per share less than the same period in 2007. The weighted average shares outstanding increased by 1.1 million, or 7%, from the prior year due to using common stock to fund acquisitions and pay for certain services.

Liquidity and Capital Resources

The level of current assets and liabilities for the Club operations does not materially fluctuate and is very predictable. We anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next twelve months, the primary source of our liquidity, since we began our operations in April, 2002. We have acquired twenty existing Club operations, eleven of which we acquired in the 2007. We funded these acquisitions primarily through issuances of our common and preferred stock (approximately $53 million) and assumptions of indebtedness (approximately $34 million). We have sold two Clubs and closed one since we began our operations and are pursuing additional acquisitions. We are in the process of negotiating a line of credit and obtaining commitments on financing. When combined with our current cash flow, we believe that the Company is in position to execute our plan for acquisitions for the rest of fiscal 2008 and fiscal 2009. The acquisition of additional Clubs beyond the present plan will require us to obtain additional debt and/or equity capital. There can be no assurance that such capital will continue to be available upon terms that are acceptable to us, if such financing is available at all. An inability to obtain such additional financing could have an effect on our strategy of growth through the acquisition of Clubs, the upgrade of existing Clubs and the development of Clubs in areas that are not market saturated and already receptive to well-managed upscale Clubs.

Working Capital

At June 30, 2008 and December 31, 2007, the Company had cash equivalents of approximately $2.9 million and $3.0 million respectively, and total current assets of approximately $5.3 million and $5.0 million, respectively. Our current liabilities exceeded our current assets by approximately $4.9 million at June 30, 2008, compared to the current liabilities exceeding our current assets by approximately $6.9 million at December 31, 2007.

Capital Resources

We had stockholders’ equity of approximately $60.9 million on June 30, 2008 and approximately $56.1 million at December 31, 2007. The increase is the result of income recognized during the first six months of 2008, and services performed in exchange for common stock.

The net cash provided by operating activities was approximately $4.6 million for the six months ended June 30, 2008 and $3.5 million for the six months ended June 30, 2007. The increase in the cash flow provided by operations was primarily due to the increase in our net income for the period and non cash expenses

Net cash used by investing activities for the six months ended June 30, 2008 was approximately $6.1 million, with the primary of use of cash for the asset purchase of Manana. The net cash used by investing activities for the six months ended June 30, 2007 was $27,002,131 primarily for the purchase of seven Clubs.

Net cash provided by financing activities for the six months ended June 30, 2008 was approximately $1.5 million. The majority of the use of cash from financing activities was for the payment of debt service of approximately $1.9 million. Cash provided by financing activities for the same six month period in 2007 was $3.0 million plus an additional $459,250 from the issuance of our common stock.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements falling within the definition of Item 303(c) of Regulation S-B.

Inflation

To date, inflation has not had a material impact on our operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4.	Controls and Procedures.

As of June 30, 2008 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Further, there were no changes in our internal control over financial reporting during the second quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Other than as set forth below, we are not aware of any pending legal proceedings against the Company, individually or in the aggregate, that would have a material adverse affect on our business, results of operations or financial condition.

Texas Patron Tax

Beginning January 1, 2008, the Company’s Texas Clubs became subject to a new state law requiring the Company to collect a $5 surcharge for every Club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization to which the Company is a member, alleging the fee amounts to be an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and is therefore invalid. The judge’s order enjoined the State from collecting or assessing the tax. The State has appealed the court’s ruling. When cities or the State give notice of appeal, the state supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the District Court cannot be enforced until the appeals are completed. Given the suspension of the judgment, the State has opted to collect the tax pending the appeal. The Company has paid the tax under protest for the first and second calendar quarters. The Company has filed a lawsuit to demand repayment of the paid taxes.

Thee Dollhouse Productions Litigation

On July 24, 2007, the Company and other parties were named in a lawsuit filed in District Court of Dallas County, Texas. The Plaintiffs were Thee Dollhouse Productions N.C., Inc. and Michael Joseph Peter. The defendants included the Company, David Fairchild (Fairchild) and Hospitality Licensing Corporation (HLC) d/b/a The Men’s Club. The case was later moved to the United States District Court for the Northern District of Texas of Dallas.

This lawsuit resulted from the Company’s acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of the Company, located in Raleigh, N.C. The lawsuit alleges that the Company tortiously interfered with a contract between Plaintiffs and Regale and misappropriated Plaintiffs’ purported trade secrets. This case was actively litigated and on May 5, 2008, the Company and related defendants filed Motions for Summary Judgment.

In response to the filing of those motions, the Plaintiffs dismissed, with prejudice, the related defendants from the lawsuit and the Court granted the Company’s Motion to Transfer to the Eastern District of North Carolina. Since that transfer, the Court has taken no action, other than to schedule an August 7, 2008 status conference to address the manner in which the Court will address various motions filed by the parties.

While no one can predict the outcome of litigation with certainty, the Company’s management remains confident in its belief that the Company engaged in no unlawful conduct. The Company anticipates that this case, if not disposed of on motions, will go to trial in the fourth quarter of 2008 or the first quarter of 2009.

Ancillary to this litigation, Thee Dollhouse has now filed a claim in arbitration against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Plaintiffs and Regale. In addition, Plaintiffs assert that one of Regale’s principles tortiously interfered with the contract between Regale and the Plaintiffs. This case is being arbitrated in Raleigh, N. C. Regale has filed a Motion to Stay Arbitration pending resolution of the federal litigation involving Plaintiffs and RRC. The arbitrators have stayed the arbitration until September 30, 2008 to allow the Federal Court to rule on Regale’s various challenges to the arbitration proceeding. The Company is indemnifying and holding Regale harmless from this claim pursuant to contract. This ancillary case is in its earliest stages and the likely outcome is impossible to predict. However, for the same reasons that the Company’s management is confident that RRC and VCG did nothing improper in acquiring Regales assets, it believes that Regale did nothing improper in selling its assets to the Company’s subsidiary RRC.

Zajkowski vs VCG and Classic Affairs Litigation

In December of 2007, an ex-employee filed a lawsuit following his termination from employment with Classic Affairs, a wholly owned subsidiary of the Company. The plaintiff alleges that in connection with his employment, he was subject to certain employment practices which violated Minnesota law. The initial action and subsequent pleading assert that this matter is filed as a purported class action. Subsequent to the filing of Plaintiff’s complaint, the Plaintiff’s moved to amend his complaint to name additional Plaintiffs and later, to name Classic Affairs as a party defendant. The Company and Classic Affairs have answered this complaint denying all liability to the Plaintiffs. Classic Affairs has also filed a Counter-Complaint against Mr. Zajkowski based upon matters relating to his termination from employment with Classic Affairs.

While this case has been pending since December of 2007, this case remains in the earliest stages, and no Motion for class certification has yet to be filed by Plaintiffs. As of this time, the parties have engaged in written discovery, however, no depositions have yet been taken in this case. The parties have attempted, via mediation, to resolve this case. That mediation was unsuccessful. As a result, the parties now expect to engage in significant discovery activities and trial is presently expected in the first half of 2009. Given that this case is in its earliest stages and class certification has not yet been sought by Plaintiffs or granted by the Court, no assessment of risk can be made at this time and the seller of stock in Classic Affairs to the Company has contractual indemnification obligations relating to this litigation.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 during the six months ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Default Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of the Shareholders of VCG Holding Corp. at Hotel Teatro located at 1100 14th Street, Denver, Colorado 80202 on June 12, 2008, for the following purposes:

1.	Elect two directors, each to serve a three-year term or until his successor has been duly elected and qualified.
2.	Ratify the appointment of Causey Demgen & Moore Inc. as our independent public accountants for the fiscal year ended December 31, 2008; and
3.	To transact such business as may properly come before the meeting.

The results of the Annual Meeting were as follows:

1.	Each of George Sawicki and Kenton Sieckman was elected to serve on our Board of Directors for a term ending on the date of our 2011 annual meeting or until his successor is duly elected and qualified. The vote for George Sawicki was 15,609,589 for; 33,700 against; and 348,684 withheld. The vote for Kenton Sieckman was 15,608,274 for; 33,700 against; and 349,999 withheld.
2.	Causey Demgen & Moore Inc. was ratified as our independent public accountants for the fiscal year ended December 31, 2008. The vote was 15,792,102 for; 132,204 against; and 66,666 withheld.
3.	No other business came before the meeting.

The following members of our Board of Directors were not subject to re-election at the annual meeting and will continue in office for the terms indicated: Martin A. Grusin and Micheal L. Ocello, until our 2009 annual meeting of shareholders or until their respective successors have been elected and qualified, and Troy H. Lowrie, Robert J. McGraw, Jr. and Allan S. Rubin, until our 2010 annual meeting of shareholders or until their respective successors have been elected and qualified.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Exhibit
10.82	Promissory Note and Security Agreement, dated November 1, 2007 with Lowrie Management LLLP.

10.83	Promissory Note and Security Agreement, dated July 17, 2008 with Vali Lowrie-Reed.

31.1	Certification of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of Courtney Cowgill, Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification Statement of Troy H. Lowrie, Chairman of the Board and Chief Executive Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification Statement of Courtney Cowgill, Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VCG HOLDING CORP.
(Registrant)

Date: August 11, 2008	By:	/s/ Troy H. Lowrie
Troy H. Lowrie, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ Courtney Cowgill
Courtney Cowgill,
Chief Financial and Accounting Officer