Form 10-Q
period 2008-09-30
VCG HOLDING CORP
filed 2008-11-10
CIK 1172852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2008

or

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

(303) 934-2424

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of November 2, 2008, there were 18,082,402 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

VCG HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	(unaudited) September 30, 2008	(audited) December 31, 2007
Assets
Current Assets
Cash & cash equivalents	$2,798,725	$2,980,007
Assets held for sale	—	372,606
Other receivables	328,882	181,632
Inventories	931,363	964,595
Prepaid expenses	740,149	276,002
Income taxes receivable	286,782	272,244

Total current assets	5,085,901	5,047,086
Property and equipment, net	27,878,705	24,517,181
Deposits and prepaid expenses	844,351	82,766
Loan fees, net	424,043	389,604
Deferred offering costs	37,011	37,011
Intangible assets	77,123,028	64,123,908

Total Assets	$111,393,039	$94,197,556

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable—trade	$844,896	$764,182
Accrued expenses	2,158,608	1,646,531
Deferred revenue	114,204	150,266
Income taxes payable	631,517	—
Current portion of long-term debt and capitalized leases	7,295,203	9,343,029

Total current liabilities	11,044,428	11,904,008

Deferred income tax	1,960,123	1,060,777
Long-term debt and capitalized lease	31,064,789	21,505,497

Total long term liabilities	33,024,912	22,566,274

Total Liabilities	44,069,340	34,470,282

Minority Interest Liability	4,591,618	3,662,767

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 18,025,248 (2008) and 17,723,975 (2007) shares issued and outstanding	1,802	1,772
Paid-in capital	54,287,803	52,251,847
Retained earnings	8,442,476	3,810,888

Total stockholders’ equity	62,732,081	56,064,507

Total Liabilities and Stockholders’ Equity	$111,393,039	$94,197,556

The accompanying notes are an integral part of these consolidated financial statements.

VCG HOLDING CORP.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,
	2008	2007	2008	2007
Revenue
Sales of alcoholic beverages	$6,713,551	$5,350,924	$19,837,895	$13,197,154
Sales of food and merchandise	656,787	645,183	2,003,773	1,536,961
Service revenue	7,052,312	4,251,364	18,694,480	9,402,356
Management fees and other income	808,262	651,916	2,627,344	2,667,288

Total revenue	15,230,912	10,899,387	43,163,492	26,803,759

Operating Expenses
Cost of goods sold	1,779,038	1,438,290	5,329,431	3,612,060
Salaries and wages	3,311,570	2,091,462	9,856,145	5,586,606
Other general and administrative
Taxes and permits	589,680	430,582	1,698,022	1,025,091
Charge card and bank fees	223,337	146,461	633,635	308,162
Rent	1,308,444	1,061,935	3,785,073	2,577,105
Legal and professional	855,215	102,213	2,150,614	1,479,374
Advertising and marketing	712,630	486,171	2,264,482	1,134,094
Insurance	431,774	262,980	1,233,062	800,885
Other	1,770,365	527,630	4,814,790	1,575,935
Depreciation & amortization	458,488	339,889	1,233,244	845,653

Total operating expenses	11,440,541	6,887,613	32,998,498	18,944,965

Income from operations	3,790,371	4,011,774	10,164,994	7,858,794

Other income (expenses)
Interest expense	(1,000,331)	(707,758)	(2,613,963)	(1,826,444)
Interest income	15,416	30,311	19,952	320,529
Unrealized gain on investments	—	(8,934)	—	—
Gain (loss) on sale of assets	4,500	—	(133,426)	190,256

Total other income (expenses)	(980,415)	(686,381)	(2,727,437)	(1,315,659)

Income from continuing operations before income taxes	2,809,956	3,325,393	7,437,557	6,543,135

Income tax expense — current	506,865	—	1,452,090	—
Income tax expense — deferred	400,899	106,000	992,636	456,000

Total income taxes	907,764	106,000	2,444,726	456,000

Minority interest expense	(132,239)	(80,584)	(361,243)	(173,400)

Income from continuing operations	1,769,953	3,138,809	4,631,588	5,913,735

Discontinued operations
Loss from operations of discontinued operating segment, net of zero income taxes	—	(22,723)	—	(22,723)

Net income	$1,769,953	$3,116,086	$4,631,588	$5,891,012

Earnings per share:
Basic income per common share	$0.10	$0.19	$0.26	$0.44
Fully diluted income per common share	$0.10	$0.19	$0.25	$0.44
Weighted average shares outstanding	18,025,248	16,970,404	17,948,802	13,357,204
Fully diluted weighted average shares outstanding	18,350,627	16,976,747	18,336,055	13,359,318

The accompanying notes are an integral part of these consolidated financial statements.

VCG HOLDING CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2007	17,723,975	$1,772	$52,251,847	$3,810,888	$56,064,507
Amortize warrants for services			30,686		30,686
Issue common stock for services	127,260	13	1,293,457		1,293,470
Net income for the three months ended March 31, 2008				1,333,652	1,333,652

Balances, March 31, 2008	17,851,235	$1,785	$53,575,990	$5,144,540	$58,722,315

Amortize warrants for services			30,686		30,686
Issue common stock for services	7,003	1	36,543		36,544
Stock-based compensation			102,454		102,454
Exercise of warrants	167,010	16	459,235		459,251
Net income for the three months ended June 30, 2008				1,527,983	1,527,983

Balances, June 30, 2008	18,025,248	$1,802	$54,204,908	$6,672,523	$60,879,233

Amortize warrants for services			30,686		30,686
Stock-based compensation			52,209		52,209
Net income for the three months ended September 30, 2008				1,769,953	1,769,953

Balances, September 30, 2008	18,025,248	$1,802	$54,287,803	$8,442,476	$62,732,081

The accompanying notes are an integral part of these consolidated financial statements.

VCG HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$4,631,588	$5,891,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,233,244	845,653
Amortization of loan fees	226,056	28,896
Stock-based compensation expense	665,249	200,808
Deferred tax expense	992,636	456,000
Minority interest expense	361,243	173,400
(Gain) loss on disposition of assets	133,426	(179,189)
Deferred revenue	(36,062)	121,436
Changes in current operating assets and liabilities	1,242,511	335,133

Net cash provided by operating activities	9,449,891	7,873,149

Investing Activities
Investments	—	(49,182)
Acquisitions of businesses, net of cash acquired	(10,721,159)	(37,870,673)
Purchases of property and equipment	(1,268,549)	(571,055)
Deposits	(163,885)	(526,226)
Proceeds from disposition of assets	237,811	206,000

Net cash used by investing activities	(11,915,782)	(38,811,136)

Financing Activities
Loan fees paid	(223,954)	(66,000)
Stock offering costs paid	—	(128,830)
Payment on capitalized leases	(6,906)	(978,119)
Proceeds from mortgages and notes payable	6,044,815	12,200,676
Payments on mortgages and notes payable	(3,611,240)	—
Distributions to minority interests	(377,357)	(312,963)
Purchase of treasury stock	—	(257,732)
Proceeds from stock issuances	459,251	21,201,214

Net cash provided by financing activities	2,284,609	31,658,246

Net increase (decrease) in cash	(181,282)	720,259
Cash beginning of period	2,980,007	2,011,178

Cash end of period	$2,798,725	$2,731,437

Income taxes paid in cash	$822,307	$—
Interest paid in cash	$2,267,597	$1,826,444
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for services	$1,330,015	$527,286
Issued notes payable for acquisitions	$5,793,027	$—
Purchased general partnership interests for common stock	$—	$2,555,192
Purchase common stock of wholly owned subsidiary for common stock	$—	$4,392,000
Preferred stock converted to common stock	$—	$325,000
Cancelled common stock for payment of Epicurean	$—	$(2,370,000)

The accompanying notes are an integral part of these consolidated financial statements.

VCG HOLDING CORP.

Notes to Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

General

VCG Holding Corp. (“VCG,” the “Company,” “us,” “our”) is an owner, operator and consolidator of adult nightclubs (the “Clubs”) throughout the United States. The Company currently owns 20 adult nightclubs. The nightclubs are located in Anaheim, Indianapolis, East St. Louis, Denver and Colorado Springs, Dallas and Ft. Worth, Raleigh, Minneapolis, Louisville, Miami, and Portland, Maine.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the consolidated financial position as of September 30, 2008 and December 31, 2007, and the consolidated results of operations and cash flows for the periods ended September 30, 2008 and 2007.

The consolidated financial statements included herein have been prepared in accordance with the rules of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles. However, the Company believes that the disclosures presented are adequate to ensure the information presented is not misleading. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

The Company utilizes a December 31 fiscal year end, and references herein to “fiscal 2007” relate to the year ended December 31, 2007, and references to the “first,” “second,” “third,” and “fourth” quarter of a fiscal year relate to the quarters ended March 31, June 30, September 30, and December 31, respectively, of the related year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions are eliminated in the consolidation.

Net Income Per Common Share

The Company computes net income per common share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS 128”). SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

Use of Estimates in the Preparation of Financial Statements

Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These assumptions may affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements. These assumptions may affect reported amounts of revenue and expenses during the reporting periods. Accordingly, actual results could differ from those estimates.

2. Discontinued Operations

In January 2007, VCG sold its ownership interest in Epicurean Enterprises LLC (“EEP”) but retained ownership of the building occupied by EEP. VCG transferred some of the building improvements presently attached to, or part of, the building into VCG Real Estate Holdings, Inc. (“VCGRE”). Other equipment and inventory related to the Penthouse® name, including the license agreement, was transferred to VCG or its subsidiaries, as needed for other operations. The Board of Directors had elected to sell the operations and related partnership and rent the building on a 20 year lease to an unrelated third party.

VCG HOLDING CORP.

Notes to Consolidated Financial Statements (Unaudited)

The terms of the sale were $200,000 cash and 300,000 shares of VCG stock that was held by an unrelated third party for an aggregate sale price value of $2,570,000. VCG had a carrying basis in the partnership of $2,390,811 and a gain on the transaction of $179,189. EEP recorded a net operating loss of $22,723, after taxes, for the period up to the sale date.

3. Acquisitions

On April 14, 2008, pursuant to a Stock Purchase Agreement dated October 29, 2007 between the Company, Manana Entertainment, Inc. (“Manana”) and Bryan S. Foster, the Company purchased (i) 100% of the common stock of Manana for $3,520,000 and (ii) the building in which Manana operates Jaguar’s Gold Club Dallas nightclub, with all of its contents, including improvements, fixtures and personal property for $3,000,000. Consideration paid for the purchase was cash of $4,020,000 and a Promissory Note in the principal amount of $2,500,000 with interest at 12% per annum, payable over 25 months. All applicable licenses and permits required to operate the nightclub have been obtained by the Company including a Sexually Oriented Business License for Jaguar’s Gold Club Dallas that this Club was issued jointly in the name of Troy Lowrie, the Company’s Chief Executive Officer, and Manana by the City of Dallas. Since the Company’s purchase of Manana, the location has become a “non-conforming” use as defined by the City of Dallas and any future transfer of stock is restricted to less than 50% of the outstanding shares of Manana.

The following information summarizes the allocation of fair values assigned to the assets acquired through the purchase of Manana.

Property and equipment	$147,915
Building	3,012,525
Non-compete agreement	10,000
Licenses	200,000
Deposits	25,000
Goodwill	3,464,381

Net assets acquired	$6,859,821

The acquisition of Manana was accounted for by the purchase method of accounting. Therefore, the operations have been included in the accompanying statements of operations since the date of acquisition. The following pro forma financial information includes the consolidated results of operations as if Manana Entertainment, Inc. had occurred at January 1, 2007, but do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Pro forma
Revenue	$44,399,892	$29,795,944
Net income	$4,869,274	$7,150,238
Earnings per share
Net income per share - diluted	$0.27	$0.54
Weighted average shares outstanding - diluted	18,336,055	13,359,318

VCG HOLDING CORP.

Notes to Consolidated Financial Statements (Unaudited)

On July 28, 2008, the Company acquired the assets of the Imperial Showgirls Gentlemen’s Club located in Anaheim, California pursuant to an Asset Purchase Agreement between VCG-IS LLC, a wholly owned subsidiary of the Company, 2640 West Woodland Inc. (“Woodland”) and its sole shareholder Glenn Smith.

Consideration paid for the purchase was cash of $4,000,000 and a Promissory Note (the “Note”) in the principal amount of $3,293,027. The Note bears interest at the rate of 8% per annum, with 35 monthly payments of $43,041 beginning 30 days after the closing date and a final payment of $2,481,264 due 30 days after the due date of the 35th payment. VCG-IS LLC’s obligations under the Note were secured by all of the acquisition assets, including its rights in the Commercial Lease dated August 15, 1997 for the real property on which Imperial Showgirls Gentlemen’s Club is operated.

The following information summarizes the allocation of fair values assigned to the assets:

Property and equipment	$160,633
Non-compete agreement	5,000
Licenses	200,000
Deposits	7,000
Goodwill	7,135,394

Net assets acquired	$7,508,027

The acquisition was accounted for by the purchase method of accounting. Therefore, the operations have been included in the accompanying statements of operations since the date of acquisition. The following pro forma financial information includes the consolidated results of operations as if this acquisition had occurred at January 1, 2007, but do not purport to be indicative of the results that would have occurred had the acquisition been made as of that date or of results which may occur in the future.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Pro forma
Revenue	$44,796,120	$29,445,399
Net income	$5,138,355	$7,378,869
Earnings per share
Net income per share - diluted	$0.28	$0.55
Weighted average shares outstanding - diluted	18,336,055	13,359,318

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Pro forma
Revenue	$15,450,342	$11,777,778
Net income	$1,838,864	$3,751,883
Earnings per share
Net income per share - diluted	$0.10	$0.22
Weighted average shares outstanding - diluted	18,350,627	16,976,747

VCG HOLDING CORP.

Notes to Consolidated Financial Statements (Unaudited)

4. Property and Equipment, net

Property and equipment, net consist of the following:

	September 30, 2008	December 31, 2007
Land	$856,737	$856,737
Buildings	16,157,171	13,021,812
Leasehold improvements	10,051,685	9,718,761
Equipment	2,768,837	2,041,113
Signs	326,818	312,211
Furniture and fixtures	1,901,095	1,518,659

	$10,051,685	$27,469,293
Less accumulated depreciation and amortization	(4,183,638)	(2,952,112)

Property and equipment, net	$27,878,705	$24,517,181

Depreciation and amortization expense was $1,204,436 and $845,653 for the nine months ended September 30, 2008 and 2007, respectively.

5. Intangible Assets, net

Intangible assets consist of the following:

	September 30, 2008	December 31, 2007
Goodwill	$71,798,441	$58,964,473
License costs	3,368,368	3,204,734
Intellectual property	1,500,000	1,500,000
Deferred acquisition costs	266,732	268,073
Covenants not to compete, net of amortization	113,859	111,000
Plans and drawings	75,628	75,628

Total Intangible Assets	$77,123,028	$64,123,908

Amortization of Covenant Not to Compete agreements totaled $28,808 for the nine months ended September 30, 2008. There was no amortization of Covenant Not to Compete agreements for the same period in 2007.

VCG HOLDING CORP.

Notes to Consolidated Financial Statements (Unaudited)

6. Stock Option Activity.

The Company’s shareholders have approved the (i) The 2002 Stock Option and Stock Bonus Plan, (ii) The 2003 Stock Option and Stock Bonus Plan, (iii) The 2004 Stock Option and Appreciation Rights Plan (collectively, the “Plans”). Under each of the Plans, the Company may grant to designated employees, officers, directors, advisors and independent contractors incentive stock options, nonqualified stock options and stock. By encouraging stock ownership, we seek to motivate Plan participants by allowing them an opportunity to benefit from any increased value of the Company which their individual effort, initiative, and skill help produce. If options granted under the Plan expire, or are terminated for any reason, without being exercised, or bonus shares are forfeited, the shares underlying such option and/or bonus shares will become available again for issuance under the applicable Plan.

The Compensation Committee and/or the Board of Directors determines which individuals will receive grants, the type, size and terms of the grants, the time when the grants are made and the duration of any applicable exercise or restriction period, including the criteria for vesting and the acceleration of vesting, and the total number of shares of common stock available for grants.

The stock awards issued under the Plans as of September 30, 2008 were:

	Shares Authorized	Shares Granted	Available for Grant
2002 Stock Option and Stock Bonus Plan	700,000	634,316	65,684
2003 Stock Option and Stock Bonus Plan	250,000	241,790	8,210
2004 Stock Option and Appreciation Rights Plan	1,000,000	—	1,000,000

	1,950,000	876,106	1,073,894

No stock options were issued by the Company prior to 2007. The following is a summary of all stock option transactions under the 2004 Stock Option Plan for the year ended December 31, 2007, and the nine months ended September 30, 2008:

	Options	Weighted-average exercise price
Outstanding December 31, 2006	—	—
Granted above fair market value	195,500	$10.00
Exercised	—	—
Forfeited or expired	(7,500)	10.00

Outstanding December 31, 2007	188,000	$10.00
Granted above fair market value	167,000	11.95
Exercised	—	—
Forfeited or expired	(54,500)	11.21

Outstanding September 30, 2008	300,500	$10.37

Fully vested and exercisable at December 31, 2007	—	—

Fully vested and exercisable at September 30, 2008	—	—

As of September 30, 2008, the range of exercise prices for outstanding options was $6.00—$13.00. The weighted average remaining contractual term as of September 30, 2008 is 8.7 years for the outstanding options under the Plans. There is no aggregate intrinsic value as of September 30, 2008 because the fair market value of the outstanding options is below the weighted average exercise price.

Employee stock options are subject to cancellation upon termination of employment and expire ten years from the date of grant. The options generally vest 20% on the third anniversary and 40% each on fifth and seventh anniversaries of the date of grant. Options are granted at an exercise price significantly above the fair market value of the common stock covered by the option on the grant date.

VCG HOLDING CORP.

Notes to Consolidated Financial Statements (Unaudited)

Accounting Treatment

The Company adopted SFAS No. 123R, “Share-Based Payments” upon its initial stock option issuance in April 2007. A transition method was not required since there were no outstanding stock options. The Company used the Black-Scholes Option Pricing Model to determine the fair value of option grants, using the weighted average assumptions noted in the following table. Our expected volatility assumption was calculated using the Company’s historical stock prices since it went public in October 2003, averaged with a peer-group’s historical volatility for the one to two years prior to 2003 needed to reflect the six years expected life. Volatility assumptions ranged from 60% - 66%. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant and ranged from 3.5% - 4.7%. The expected option life was determined using the simplified method in accordance with Staff Accounting Bulletin 110 and represents the period of time that options granted are expected to be outstanding.

	Nine Months Ended September 30, 2008	Fiscal 2007
Weighted average expected volatility	62%	61%
Expected life in years	6.07	6.07
Dividend yield	—	—
Weighted average risk free rates	3.5%	4.6%
Expected forfeiture rate	15%	15%

The weighted average grant date fair value of options granted during fiscal 2007 and the nine months ended September 30, 2008 was $4.89 and $5.25, respectively. For the nine months ended September 30, 2008, compensation cost charged against income was $154,663. At December 31, 2007 and September 30, 2008, the Company had total unrecognized compensation cost related to nonvested stock options granted under the 2004 Plan of approximately $0.6 million and $1.17 million, respectively. That cost is expected to be recognized over a weighted average period of 6.2 years.

7. Income Taxes

A reconciliation of the Company’s effective income tax rate and the U.S. statutory rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30,
	2008	2007	2008	2007
U.S. statutory rate	34.00%	34.00%	34.00%	34.00%
State income taxes, net of Federal income tax benefit	2.55%	2.55%	2.55%	2.55%
Utilization of net operating loss carryforward	—%	(30.82)%	—%	(26.76)%
Tax credits	(0.80)%	(0.51)%	(0.91)%	(0.77)%
Permanent differences	(3.44)%	(2.03)%	(2.77)%	(2.06)%

Effective income tax rate	32.31%	3.19%	32.87%	6.96%

8. Segment Reporting

We previously classified the Company’s operations into two reportable segments; the operations of the Clubs and the management of adult nightclubs not owned by the Company. Effective March 1, 2007, we purchased all of the non-owned nightclubs to which we had provided management services for fees. Thus, effective January 1, 2008, the Company has one reportable segment which owns and operates the nightclubs.

9. Debt

During the quarter ended September 30, 2008, the Company entered into the following new debt agreements not previously disclosed:

•

A 10% unsecured Promissory Note for $400,000 to a Trust formed by three individuals, one of whom is the spouse of a VCG Board member, all principal and interest payable in full on September 1, 2009. This rate is equal to or less than other unsecured or secured Notes to unrelated parties;

•	A 10% unsecured Promissory Note to a Trust for $150,000, interest only payments monthly, due September 16, 2010; and

VCG HOLDING CORP.

Notes to Consolidated Financial Statements (Unaudited)

•

A 12% Note to a mortgage investment company for $1,000,000, secured by certain real estate, interest only payments payable monthly, with 3% of the then outstanding principal balance payable as points and to be paid on July 14, 2009 and 2010. The remaining principal and interest is due on July 14, 2011.

10. Litigation

Thee Dollhouse Productions Litigation

On July 24, 2007, the Company and other parties were named in a lawsuit filed in District Court of Dallas County, Texas. The plaintiffs were Thee Dollhouse Productions N.C., Inc. and Michael Joseph Peter. The defendants included the Company, David Fairchild (Fairchild) and Hospitality Licensing Corporation d/b/a The Men’s Club. The case was later moved to the United States District Court for the Northern District of Texas of Dallas.

This lawsuit resulted from the Company’s acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of the Company, located in Raleigh, N.C. The lawsuit alleges that the Company tortuously interfered with a contract between the plaintiffs and Regale and misappropriated the plaintiffs’ purported trade secrets. This case was actively litigated and on May 5, 2008, the Company and related defendants filed motions for Summary Judgment.

In response to the filing of those motions, the plaintiffs dismissed, with prejudice, the related defendants from the lawsuit and the Court granted the Company’s Motion to Transfer to the Eastern District of North Carolina. Since that transfer, the Court conducted an unsuccessful settlement conference resulting in the Magistrate Judge making recommendations regarding scheduling. The Court has not ruled on whether to accept these recommendations nor has it ruled on any of the substantive issues raised in the Motions.

While no one can predict the outcome of litigation with certainty, the Company’s management remains confident in its belief that the Company engaged in no unlawful conduct. The Company anticipates that this case, if not disposed of on motions, will go to trial in the second or third quarter of 2009.

Ancillary to this litigation, Thee Dollhouse has filed a claim in arbitration against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between the plaintiffs and Regale. In addition, Plaintiffs assert that one of Regale’s principals tortuously interfered with the contract between Regale and the plaintiffs. This case is being arbitrated in Raleigh, N. C. Regale filed a Motion to Stay Arbitration pending resolution of the federal litigation involving the plaintiffs and RRC. The arbitrators have stayed the arbitration to allow the Federal Court to rule on Regale’s various challenges to the arbitration proceeding. Regale has filed a Motion to Intervene in the litigation now pending between Thee Dollhouse and VCG. The Company is indemnifying and holding Regale harmless from this claim pursuant to contract.

This ancillary case is in its earliest stages and the likely outcome is impossible to predict. However, for the same reasons that the Company’s management is confident that RRC and VCG did nothing improper in acquiring Regale’s assets, it believes that Regale did nothing improper in selling its assets to the Company’s subsidiary RRC.

Zajkowski, et. al. vs VCG and Classic Affairs Litigation

In December 2007, an ex-employee filed a lawsuit following his termination from employment with Classic Affairs, a wholly owned subsidiary of the Company. The plaintiff alleges that in connection with his employment, he was subject to certain employment practices which violated Minnesota law. The initial action and subsequent pleading assert that this matter is filed as a purported class action. Subsequent to the filing of the plaintiff’s complaint, the plaintiff moved to amend his complaint to name additional plaintiffs and later, to name Classic Affairs as a party defendant. The Company and Classic Affairs have answered this complaint denying all liability to the plaintiffs. Classic Affairs has also filed a Counter-Complaint against Mr. Zajkowski based upon matters relating to his termination from employment with Classic Affairs. The parties are in the discovery phase of this litigation and no motion for class certification has been filed by the plaintiffs. The parties have attempted by unsuccessful mediation to resolve this case.

The defendants have filed a Motion for Summary Judgment for mid January 2009. If that motion is unsuccessful, trial is now scheduled for May 2009. While this case has been pending since December 2007, no motion for class certification has been filed or granted by the Court. Given the state of the case, no assessment of risk can be made at this time. Further, the seller of stock in Classic Affairs to the Company has contractual indemnification obligations relating to this litigation. The sellers are also contractually responsible to indemnify the Company from any loss. Accordingly, the Company remains confident that this litigation does not present substantial risk, however, like all litigation, no guarantees regarding risk can be made by management.

Texas Patron Tax Litigation

Beginning January 1, 2008, the Company’s Texas Clubs became subject to a new state law requiring the Company to collect a five dollar surcharge for every Club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging the fee amounts to be an unconstitutional tax. On March 28, 2008, the Judge of the District Court of

Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and therefore, the District Court’s order enjoined the State from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. When cities or the State of Texas gives notice of appeal, the State supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed. Given the suspension of the judgment, the State of Texas has opted to collect the tax pending the appeal. The Company has paid the tax under protest for the first, second and third calendar quarters. The Company has filed a lawsuit to demand repayment of the paid taxes.

Adventure Plus Enterprises, Inc. (“Adventure”) v. Gold Suit, et. al. Litigation

This lawsuit was filed prior to VCG’s September 2007 acquisition of 100% of the membership units of Golden Productions JGC Fort Worth, LLC (“GP”) and VCG’s April 2008 acquisition of 100% of the common stock of Manana Entertainment, Inc. (“Manana”). VCG recently became aware that Manana and GP were named as party defendants in a lawsuit filed by Adventure alleging trademark infringement by their use of the tradename “Jaguar’s Gold Club” in Fort Worth and Dallas, Texas, respectively. Adventure holds the state registered name “Gold Club”. This case has been defended by the Seller of GP and Manana to VCG. The Seller has contractual obligations in connection with the sale of GP and Manana to hold GP and Manana harmless and to indemnify VCG from any loss. Trial is scheduled for December 2008. The Company is confident that this litigation does not present substantial risk, however, like all litigation, no guarantees regarding risk can be made by management.

The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.

11. Subsequent Events

Stock Repurchase Plan

In July 2007, the Board authorized a Company stock repurchase plan of up to $10 million of common stock, not to exceed 1,600,000 shares. The repurchase of common stock was to be at the discretion of the Executive Committee at levels they deem to be accretive. On September 29, 2008, the Board authorized under the current stock repurchase plan, the Company’s repurchase of up to $1,000,000 of the Company’s common stock at the discretion of the Executive Committee. From October 1, 2008 through October 23, 2008, the Company repurchased 225,045 shares of its common stock for $588,012 at an average price of $2.61 per share including commission fees.

Debt Agreements with Related Parties

•

On October 15, 2008, the Company issued a 10% unsecured Promissory Note to Micheal Ocello, the Company’s President and COO for $100,000, interest only payments monthly, the Note automatically renews every 90-days from the execution date until a written payoff request is received. This rate is equal to or less than other unsecured or secured Notes to unrelated parties.

•

On October 17, 2008, the Company renewed a 10% Promissory Note to Vali Lowrie-Reed, Sister to Chairman and CEO, Troy Lowrie for $390,000. The note is secured by the security interest in the general assets of Denver Restaurant Concepts LP, the security interest in the general assets of IRC LP and the consent to the transfer of the adult permit, liquor license and any other permits in the name of Denver Restaurant Concepts LP and IRC LP to holder and/or its assigns upon default. This note is interest only, payable monthly and automatically renews every 90-days from the execution date until a written payoff request is received. This rate is equal to or less than other unsecured or secured Notes to unrelated parties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth hereunder, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), presents significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources that occurred during the three and nine months ended September 30, 2008 and 2007. Likewise, the MD&A should be read in conjunction with the financial statements appearing elsewhere in this Form 10-Q (this “Report”). The MD&A discussed in the Company’s Annual Report Form 10-KSB for the year ended December 31, 2007, and filed with the SEC on April 15, 2008, should also be referred to when reading this Report.

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

Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, are based on the exercise of business judgment as well as assumptions made by us, and information currently available to us. When used in this MD&A, and elsewhere on this report the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and other words of similar import, are intended to help identify forward-looking statements. One should not place undue reliance on these forward-looking statements. Such statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results could differ materially from those anticipated in these forward-looking statements. We believe that our expectations are based on reasonable assumptions; however, we cannot give any assurance, whatsoever, that our expectations will materialize.

Forward looking statements made herein are based on our current expectations that could involve a number of risks and uncertainties and therefore, such expectations should not be considered guarantees of future performance. Certain of those risks that could cause actual results to differ materially, include, without limitation, the following:

•	Dependence on key management personnel.

•	Competitors with greater financial resources.

•	The impact of competitive pricing.

•	The timing of openings of competitors’ clubs.

•	The ability of management to execute acquisition and expansion plans and motivate personnel in the execution of such plans.

•	Interruptions or cancellation of existing contracts.

•	Adverse publicity related to the Company or the industry.

•	Changes in the laws governing the operation of adult entertainment businesses.

•	An inability to arrange additional debt or equity financing.

•	Adverse claims relating to our use of trademarks and/or trade names.

•	The adoption of new, or changes in, accounting principles.

•	The costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002.

•	Economic downturn.

Actual results may differ materially from those set forth in forward-looking statements as a result of certain of those factors set forth above, including such factors disclosed under “Risk Factors,” or any factors as may be included elsewhere in this Report or in the document we incorporate by reference. More information about factors that potentially could affect our financial results is included in the Company’s filings with the SEC; however, we are under no obligation, nor do we intend to update, revise or otherwise publicly release any revisions to these forward-looking statements or the risk factors described in this Report or in the documents we incorporated by reference to reflect events or circumstances after the date hereof or to reflect the occurrence of any unanticipated events.

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

The Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April 2002. The Company is engaged in owning and operating nightclubs which provide quality live adult entertainment, food and beverage services. As of September 30, 2008, we operated 20 adult entertainment nightclubs (collectively referred to as the “Clubs”). Four of the Clubs offer full service restaurants with fine dining and have VIP facilities for its members. Sixteen Clubs serve alcoholic beverages.

We believe maximum profitability and sustained growth in the industry can only be obtained from owning and operating upscale adult entertainment nightclubs. Our current strategy is to acquire and upgrade existing adult nightclubs. It is our intent to develop and build upscale nightclubs in areas that are not market saturated and are open to well-managed upscale clubs.

The Company provides management services to the Clubs through its wholly owned subsidiary International Entertainment Consultants, Inc. (“IEC”). IEC was originally formed in 1980. At the time that it was acquired by the Company, in October 2003, IEC was owned by Troy Lowrie, our Chairman of the Board and Chief Executive Officer. IEC provides the Clubs with management and supervisory personnel to oversee operations, including hiring and contracting for all operating personnel; establishing the Clubs policies and procedures, compliance monitoring, purchasing, accounting and payroll services, plus other administrative services; and preparing financial operating reports and income tax returns. IEC charges the Clubs a management fee based on the Company’s common expenses incurred in maintaining these functions.

In June 2002, the Company formed VCG Real Estate Holdings, Inc., a wholly owned subsidiary, that purchased the land and buildings which house four of our Clubs.

Management has substantial experience in owning and operating successful adult entertainment nightclubs and our management has gained an in-depth knowledge of the industry in which the Company does business.

Since the Company began its operations, we have acquired the following Clubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	PT’s® Brooklyn in East Saint Louis, Illinois (acquired 2002)

•	PT’s® Nude in Denver, Colorado (acquired 2004)

•	The Penthouse® Club in Denver, Colorado (acquired 2004)

•	Diamond Cabaret® in Denver, Colorado (acquired 2004)

•	The Penthouse® Club in Phoenix, Arizona (opened 2004 and sold in January 2007)

•	PT’s® Appaloosa in Colorado Springs, Colorado (acquired October 2006)

•	PT’s® Showclub in Denver, Colorado (acquired December 2006)

•	PT’s® Showclub in Louisville, Kentucky (acquired January 2007)

•	Roxy’s in East Saint Louis, Illinois (acquired February 2007)

•	PT’s® Showclub in Centerville, Illinois (acquired February 2007)

•	PT’s® Sports Cabaret St. Louis in East Saint Louis, Illinois (acquired March 2007)

•	Penthouse® Club St. Louis in East Saint Louis, Illinois (acquired March 2007)

•	The Men’s Club® in Raleigh, North Carolina (acquired April 2007)

•	Schieks Palace Royale in Minneapolis, Minnesota (acquired May 2007)

•	PT’s® Showclub in Portland, Maine (acquired September 2007)

•	Jaguar’s Gold Club in Ft. Worth, Texas (acquired September 2007)

•	PT’s® Showclub in Miami, Florida (acquired October 2007)

•	LaBoheme Gentlemen’s Club in Denver, Colorado (acquired December 2007)

•	Jaguar’s Gold Club in Dallas, Texas (acquired April 2008)

•	Imperial Showgirls Club in Anaheim, California (acquired July 2008)

The majority of the Clubs operate under the branded names PT’s®, Diamond Cabaret® and The Penthouse® Club, which are pursuant to non-exclusive licensing agreements.

We previously classified the Company’s operations into two reportable segments; the operations of the Clubs and the management of non-owned adult nightclubs. Effective March 1, 2007, we purchased the remaining non-owned Clubs to which we had provided management services for fees. Thus, effective January 1, 2008, the Company has one reportable segment which owns and operates the Clubs.

Critical Accounting Policies

The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of the “Notes to the Consolidated Financial Statements,” which is included in our Annual Report on Form 10-KSB for the year ended December 31, 2007. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by us. Further, such accounting policies and estimates can be materially affected by changes from period to period in economic factors or conditions that are outside our control. As a result, our accounting policies and estimates are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, future business plans, projected financial results, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as may be appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations — Critical Accounting Policies,” which is a part of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Results of Operations- Nine Months Ended September 30, 2008 Compared to September 30, 2007

The following sets forth a comparison of the components of the results of our continuing operations for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,		Percentage change
	2008	2007
Revenue
Sales of alcoholic beverages	$19,837,895	$13,197,154	50.3%
Sales of food and merchandise	2,003,773	1,536,961	30.4%
Service revenue	18,694,480	9,402,356	98.8%
Management fees and other income	2,627,344	2,667,288	(1.5)%

Total revenue	43,163,492	26,803,759	61.0%

Operating Expenses
Cost of goods sold	5,329,431	3,612,060	47.5%
Salaries and wages	9,856,145	5,586,606	76.4%
Other general and administrative
Taxes and permits	1,698,022	1,025,091	65.6%
Charge card and bank fees	633,635	308,162	105.6%
Rent	3,785,073	2,577,105	46.9%
Professional Fees	2,150,614	1,479,374	45.4%
Advertising and marketing	2,264,482	1,134,094	99.7%
Insurance	1,233,062	800,885	54.0%
Other	4,814,790	1,575,935	205.5%
Depreciation & amortization	1,233,244	845,653	45.8%

Total operating expenses	32,998,498	18,944,965	74.2%

Income from operations	10,164,994	7,858,794	29.3%

Other income (expenses)
Interest expense	(2,613,963)	(1,826,444)	43.1%
Interest income	19,952	320,529	(93.8)%
(Loss) gain on sale of assets	(133,426)	190,256	(170.1)%
Unrealized gain on investments	—	—	*

Total Other Income (Expenses)	(2,727,437)	(1,315,659)	107.3%

Income from continuing operations before income taxes	7,437,557	6,543,135	13.7%

Income tax expense – current	1,452,090	—	*
Income tax expense – deferred	992,636	456,000	117.7%

Total income taxes expense	2,444,726	456,000	436.1%

Minority interest expense	(361,243)	(173,400)	108.3%

Income from continuing operations	$4,631,588	$5,913,735	(21.7)%
Loss from discontinued operations	—	(22,723)	*

Net income	$4,631,588	$5,891,012	(21.4)%

*	- not meaningful

Revenue

Revenue sources generated by the Clubs include: (i) the sale of alcoholic beverages; (ii) food and merchandise; (iii) service revenues, which include fees paid by entertainers to the Clubs for the opportunity to perform at the Clubs, fees charged for admission to the Clubs; and (iv) ATM fees, and other ancillary revenues (collectively referred to as “total revenue”). Total revenue increased 61.0%, or approximately $16 million, for the nine months ended September 30, 2008, compared with a year ago. The increase in total revenue was due to primarily to the Company’s continued success in acquiring high quality clubs. The Company purchased seven clubs in the first and second quarters of 2007 and an additional two clubs in the third quarter. Additional acquisitions include two clubs in the forth quarter of 2007 and two additional clubs in 2008. The same Club revenue increase, which was represented by nine Clubs, represented approximately 9% of the increase of 61.0% for the nine months ended September 30, 2008.

Cost of Goods Sold

Cost of goods sold consists of alcohol, food, and merchandise. For the nine months ended September 30, 2008, cost of goods sold decreased as a percentage of sales from 24.51% for the period ended September 30, 2007, to 24.4% as of September 30, 2008. This is the percent of cost of the combined revenues from the sales of alcohol, food and merchandise. The relationship of our cost of goods sold to our revenue from the sale of alcohol, food and merchandise, varies from Club to Club depending on various factors, including the variety of food offered, whether the Club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” Clubs will have a greater variety of food offered, a boutique of merchandise and higher percentage of wine and champagne sales.

Salaries and Wages

Salaries and wages consist of all labor costs incurred throughout the entire organization. Labor costs increased by approximately 76.4% for the nine months ended September 30, 2008, when compared to the same period ended September 30, 2007. This increase was mostly Club personnel and was a result of the acquisitions that were made in 2007, the two acquisitions completed in 2008, and annual salary increases. Most of our employees are tipped minimum wage workers and on July 24, 2008, the Federal minimum wage increased $0.70 per hour. Additionally, $700,000 of the increase in salary expense was due to the Company’s CEO accepting a salary for the first time beginning in March 2008, along with the Company’s President’s increase in salary in October 2007. The percentage of salaries and wages to total revenue is 22.8% for the nine months ended September 30, 2008 and 20.8% for the same period ended September 30, 2007. The increase reflects a cost integrating the acquisitions into the system and we expect the ongoing percentage to be approximately 23% of total revenue.

Other General and Administrative Expenses

Taxes and permits increased by approximately 65.6% for the nine months ended September 30, 2008, compared to the nine months ended in 2007. The increases in taxes and permits were primarily a result of new acquisitions.

Charge card and bank fees increased by $325,473, or 105.6%, for the nine months ended September 30, 2008, compared to the nine months ended in 2007. This increase was partly attributable to the Clubs acquired in 2007 and 2008, plus an increase in charge card usage. A negotiated move to a new program is expected to reduce card-processing fees by five to 10 basis points beginning in the fourth quarter of 2008.

Rent increased approximately 46.9% for the nine months ended September 30, 2008, compared to the same period in 2007, in part because of the acquisition of new Clubs, including Jaguars Gold Club in Dallas and Imperial Showgirls in Anaheim.

Legal and professional expenses increased by approximately 45.4% for the nine months ended September 30, 2008, when compared to the nine months ended September 30, 2007. The increase of $671,240 was due to acquisitions, litigation involving the Classic Affairs Club (see Part II, Item 1 Legal Proceedings), the cost of SEC filings and additional costs related to the change in CFOs in the first quarter of this year. This included the preparation of our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q. In addition, the Company has spent approximately $26,000 in filing protests and suits for the Texas Patron Tax in the current year.

Advertising and marketing expenses increased by approximately 99.7% for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. When compared to Club revenue, promotional costs were 5.25% of revenue for the nine months ended in 2008 compared to 4.2% of revenue for the nine months ended September 30, 2007. The increase between the two periods was related to increased marketing efforts for acquisitions.

Insurance expenses increased by $432,177, approximately 54.0%, for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. This increase was due to the seven Club acquisitions in the latter part 2007 and the two Club acquisitions in 2008 plus an increase in coverage in the Directors & Officers’ insurance. This increase was offset by some premium savings related to the economies of scale and lower rates with a reduction in claims.

Other general and administrative (“G&A”) expenses increased approximately 205.5% in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. This increase was primarily due to Club acquisitions. Other specific increases include employee training costs in Club operations and security, EEOC training and Department of Labor regulations, with an approximate increase of $84,630 in 2008 when compared to the same period in 2007. Utilities increased by $413,220, or almost 95%, for that same time period, resulting from the large rise in energy costs and the acquisition of the new Clubs. Repairs and maintenance increased by $331,488, resulting from painting and refurbishing new and existing clubs, carpet, roof, parking lot and sewer repairs. Also included in the 2008 total of G&A was the previously disclosed and unique write-off of due diligence costs from a failed acquisition totaling $80,034 and theft losses occurring in the second quarter totaling approximately $104,000.

Depreciation and Amortization

Depreciation and amortization increased by $387,591, or 45.8%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. This increase was related primarily to the acquisitions of new Clubs in 2007 and 2008 plus $1,300,000 in capital expenditures in 2008. Amortization of non-compete agreements for nine months ended was $28,808. Total non-compete agreements increased by $15,000 during the quarter because of the acquisitions of Jaguar’s Gold Club Dallas and Imperial Showgirls.

Interest Expense

Interest expense increased by $787,519, or approximately 43.1%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The increase in interest expense was primarily a result of financing approximately half of the 2007 and 2008 Club acquisitions with debt. This debt is mostly carried with the sellers of these Clubs.

Interest Income

Interest income decreased by approximately $300,000 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The decrease in interest income was primarily a result of use of cash from an equity raise in the first quarter of 2007 and the use of cash flow from our Clubs to acquire new Clubs, resulting in a smaller amount of free cash flow in 2008.

Loss on Sale of Assets

The loss recorded on sale of assets of $133,426 resulted from the write down of the value of an employee’s house, purchased by the Company when the employee was transferred to manage a Club in a different city. The sale of the house was completed early in the third quarter of 2008.

Income Tax Expense - Current

The income tax expense – current portion of $1,452.090 represents the portion of income taxes that are estimated to be due in cash for the nine months ended September 30, 2008 as compared to no cash taxes due in the nine months ended September 30, 2007, due to the net operating loss carry-forward utilized in 2007. Net income for the nine months ended September 30, 2008 was fully taxed at an effective rate of 32.9%. The 2007 net income of $5.9 million was taxed at an effective rate of 7.0%.

If the 2007 year to date net income were taxed at the comparable rate of 32.9% effective tax rate, the net income and earnings per share for the nine months ending September 30, 2007 would have been $4.3 million and $0.32, respectively.

Deferred Income Taxes

Deferred income taxes represent the estimate of income taxes due based on the difference between book net income and income tax for the period ended September 30, 2008. The deferred income taxes for period ended September 30, 2007 were partially reduced by the remaining net operating loss carry-forward and income tax credits earned. The deferred income tax expense for the nine months ended September 30, 2008 was $992,636, as compared to $456,000 for the nine months ended September 30, 2007. The Company used the capital loss carry-forward of approximately $1,400,000 in 2006 and $20,000 in 2007.

Net Income and Earnings Per Share

For the nine months ended September 30, 2008 net income was approximately $4.6 million or $0.26 per share, as compared to $5.9 million or $0.44 per share for the nine months ended September 30, 2007. The weighted average shares outstanding increased by 4.6 million shares, or 34%, from the prior year due primarily to the following: the Company’s CEO, Troy Lowrie, converted $10 million of debt for 750,000 shares of common stock in December 2007 and the Company has increased issuances of stock issued for acquisition services and from the exercise of warrants granted as debt issuance costs.

Results of Operations- Three Months Ended September 30, 2008 Compared to September 30, 2007

The following sets forth a comparison of the components of the results of our continuing operations for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,		Percentage change
	2008	2007
Revenue
Sales of alcoholic beverages	$6,713,551	$5,350,924	25.5%
Sales of food and merchandise	656,787	645,183	1.8%
Service revenue	7,052,312	4,251,364	65.9%
Management fees and other income	808,262	651,916	24.0%

Total revenue	15,230,912	10,899,387	39.7%

Operating Expenses
Cost of goods sold	1,779,038	1,438,290	23.7%
Salaries and wages	3,311,570	2,091,462	58.3%
Other general and administrative
Taxes and permits	589,680	430,582	36.9%
Charge card and bank fees	223,337	146,461	52.5%
Rent	1,308,444	1,061,935	23.2%
Professional Fees	855,215	102,213	736.7%
Advertising and marketing	712,630	486,171	46.6%
Insurance	431,774	262,980	64.2%
Other	1,770,365	527,630	235.5%
Depreciation & amortization	458,488	339,889	34.9%

Total operating expenses	11,440,541	6,887,613	66.1%

Income from operations	3,790,371	4,011,774	(5.5)%

Other income (expenses)
Interest expense	(1,000,331)	(707,758)	41.3%
Interest income	15,416	30,311	(49.1)%
(Loss) gain on sale of assets	4,500	—	* %
Unrealized gain on investments	—	(8,934)	*

Total Other Income (Expenses)	(980,415)	(686,381)	42.8%

Income from continuing operations before income taxes	2,809,956	3,325,393	(15.5)%

Income tax expense – current	506,865	—	*
Income tax expense – deferred	400,899	106,000	278.2%

Total income taxes expense	907,764	106,000	756.4%

Minority interest expense	(132,239)	(80,584)	64.1%

Income from continuing operations	$1,769,953	$3,138,809	(43.6)%
Loss from discontinued operations	—	(22,723)	*

Net income	$1,769,953	$3,116,086	(43.2)%

*	- not meaningful

Revenue

Total revenue for the three months ended September 30, 2008 increased by $4.3 million, or 39.7%, when compared to the same period in 2007. Approximately $4.0 million of the increase was due to the continued acquisitions of high quality Clubs after September 30, 2007. The same Club revenue was approximately $491,000, or 9%, of that increase.

Cost of Goods Sold

Cost of goods sold consists of alcohol, food, and merchandise. For the three months ended September 30, 2008, cost of goods sold increased from 24.0% for the period ended September 30, 2007 to 24.1%. This is calculated as the percent of the cost of combined revenues from the sales of alcohol, food and merchandise. The relationship of our cost of goods sold to our revenue from the sale of alcohol, food and merchandise varies from Club to Club depending on various factors, including the variety of food offered, whether the Club has a merchandise boutique, and the percentage of sales of wine and champagne to other types of alcohol. In general, “upscale” Clubs will have a greater variety of food offered, a boutique of merchandise and higher percentage of wine and champagne sales. This change can be attributed to tighter control over food costs and the acquisition of upscale clubs.

Salaries and Wages

Salaries and wages consist of all labor costs incurred throughout the entire organization. Labor costs increased by $1,220,108 for the three months ended September 30, 2008, when compared to the same three month period in 2007. This increase was a result of the acquisitions made during that time period and annual salary increases. Most of our employees are tipped minimum wage workers and on July 2008, the Federal minimum wage increased $0.70 per hour. The percentage of salaries and wages to total revenue was 21.7% for the three months ended September 30, 2008 and 19.2% for the same period ended September 30, 2007.

Other General and Administrative Expenses

Taxes and permits increased by approximately 36.9% for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The increase in taxes and permits was primarily a result of new acquisitions.

Charge card and bank fees increased by $76,876, or 34%, for the three months ended September 30, 2008, compared to the three months ended in 2007. This increase was partly attributable to the Clubs acquired in 2007 and 2008, plus an increase in charge card usage.

Rent increased approximately 23.2% for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, in part due to the acquisition of Clubs in Maine and Florida.

Legal and professional expenses increased by $753,002, or approximately 736.7%, for the three months ended September 30, 2008, when compared to the three months ended September 30, 2007. The increases were due to acquisitions, litigation involving the Classic Affairs Club (see Part II, Item 1 Legal Proceedings), additional SEC filings, fees and costs involved in obtaining a new line of credit and the beginning of 2007 SOX compliance work. These costs were not incurred in the same time period ended September 30, 2007.

Advertising and marketing expenses increased by approximately 46.6% for the three months ended September 30, 2008, compared to the same period ended September 30, 2007. The increase was related to additional marketing efforts in Denver and Minneapolis for the political conventions, and in the Texas clubs as new acquisitions. When compared to Club revenue, promotional costs overall were 4.7% of revenue for the three months ended in 2008 compared to 4.5% of revenue for the three months ended September 30, 2007.

Insurance expense increased by $168,794 or approximately 64.2% for the three months ended September 30, 2008, as compared to the same period ended September 30, 2007. This increase was due to the acquisitions in 2007 and 2008.

Other G&A expenses increased by $1,242,735, or approximately 235.5%, in the three months ended September 30, 2008, compared to the same period in 2007. This increase was primarily due to the acquisition of seven Clubs in the second half of 2007 and two Clubs in 2008.

Depreciation and Amortization

Depreciation and amortization increased by $118,599, or 34.9%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. This increase was related primarily to the acquisitions of new Clubs in 2007 and 2008.

Interest Expense

Interest expense increased approximately 41.3% during the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The increase was a result of financing many of the 2007 and 2008 Club acquisitions with debt.

Interest Income

Interest income decreased by approximately $14,895, or 49.1%, for the three months ended September 30, 2008, as compared to the same period September 30, 2007. The decrease in interest income was primarily a result of use of cash from an equity raise in the first quarter of 2007 and the cash flow from our Clubs to acquire new Clubs resulting in a smaller amount of free cash flow in the second quarter of 2008.

Income Tax Expense - Current

The income tax expense – current portion of $506,865 represents the portion of income taxes that are estimated to be due in cash for the three months ended September 30, 2008, as compared to no cash taxes due in the three months ended September 30, 2007.

Net income and earnings per share for the third quarter of 2008 reflected an effective tax rate of 32.3% for the quarter. The effective tax rate for the same 3 month period in 2007 was 3.2%, due to the use of net operating loss carryforwards. If the 2007 third quarter income were taxed at the comparable rate of 32.3% effective tax rate, the net income and earnings per share for the three months ending September 30, 2007 would have been $2.2 million and $0.13, respectively.

Deferred Income Taxes

Deferred income taxes represent an estimate of income taxes due, based on the difference between book net income and income tax for the period ended September 30, 2008. The deferred income taxes for period ended September 30, 2007 were partially reduced by the remaining net operating loss carry-forward and income tax credits earned. The deferred income tax expense for the three months ended September 30, 2008 was $294,899 higher than the three month period ended September 30, 2007 because of the use of the capital loss carry-forward in 2007.

Net Income and Earnings Per Share

Net income for the three months ended September 30, 2008 was $1,346,133 or $0.09 per share less than the same period in 2007. The weighted average shares outstanding increased by 1,054,844 shares, or 6%, from the prior year due to increased of stock issuances for acquisition services and from the exercise of warrants granted as debt issuance costs.

Liquidity and Capital Resources

The level of working capital for existing Club operations does not materially fluctuate and is very predictable. We anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next 12 months, the primary source of our liquidity since we began our operations in April 2002. We also have borrowing availability at September 30, 2008 of $1.4 million under our bank line of credit. We have acquired 20 existing Club operations, 11 were acquired in 2007 and two of which were acquired in 2008. We funded these acquisitions primarily through issuances of our common stock in 2007 (approximately $53 million) and assumptions of indebtedness (approximately $34 million). We have sold two Clubs and closed one since we began our operations and are pursuing additional acquisitions. We are pursuing intermediate term financing. We believe that the Company is in a position to execute our plan for acquisitions. The acquisition of additional Clubs beyond the present plan will require us to obtain additional debt and/or equity capital. There can be no assurance that such capital will continue to be available upon terms that are acceptable to us, if such financing is available at all. An inability to obtain such additional financing could have an effect on our strategy of growth through the acquisition of Clubs, the upgrade of existing Clubs and the development of Clubs in areas that are not market saturated and already receptive to well-managed upscale Clubs.

Working Capital

At September 30, 2008 and December 31, 2007, the Company had cash and cash equivalents of approximately $2.8 million and $3.0 million, respectively, and total current assets of approximately $5.1 million and $5.0 million, respectively. Our current liabilities exceeded our current assets by approximately $6.0 million at September 30, 2008, compared to the current liabilities exceeding our current assets by approximately $6.9 million at December 31, 2007.

Capital Resources

We had shareholders’ equity of approximately $62.7 million on September 30, 2008 and approximately $56.1 million at December 31, 2007. The increase was the result of income earned during the first nine months of 2008, services performed in exchange for common stock and the exercise of warrants.

The net cash provided by operating activities was approximately $9.5 million for the nine months ended September 30, 2008 and $7.9 million for the nine months ended September 30, 2007. The increase in the cash flow provided by operations was primarily due to acquisitions for the period and increases in non-cash expenses.

Net cash used by investing activities for the nine months ended September 30, 2008 was approximately $11.9 million, with the primary use of cash for the Manana and Imperial Showgirl acquisitions. The net cash used by investing activities for the nine months ended September 30, 2007 was $38.8 million, primarily for the purchase of seven Clubs.

Net cash provided by financing activities for the nine months ended September 30, 2008 was approximately $2.3 million. New debt proceeds of $6.0 million in 200 were used to pay off debt of approximately $3.6 million. Cash provided by financing activities for the same nine-month period in 2007 was $12.2 million plus an additional $21.2 million from the issuance of our common stock.

Off Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements falling within the definition of Item 303(a) (4) of Regulation S-K.

Inflation

To date, inflation has not had a material impact on our operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4T.	Controls and Procedures.

As of September 30, 2008 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations regarding the effectiveness of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the registrant management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated there under.

Further, there were no changes in our internal control over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Other than as set forth below, we are not aware of any pending legal proceedings against the Company, individually or in the aggregate, that would have a material adverse affect on our business, results of operations or financial condition.

Texas Patron Tax

Beginning January 1, 2008, the Company’s Texas Clubs became subject to a new state law requiring the Company to collect a $5 surcharge for every Club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization to which the Company is a member, alleging the fee amounts to be an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and therefore invalid. The judge’s order enjoined the State from collecting or assessing the tax. The State has appealed the District Court’s ruling. When cities or the State give notice of appeal, the State supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the District Court cannot be enforced until the appeals are completed. Given the suspension of the judgment, the State has opted to collect the tax pending the appeal. The Company has paid the tax under protest for the first, second and third calendar quarters. The Company has filed a lawsuit to demand repayment of the paid taxes.

Thee Dollhouse Productions Litigation

On July 24, 2007, the Company and other parties were named in a lawsuit filed in District Court of Dallas County, Texas. The plaintiffs were Thee Dollhouse Productions N.C., Inc. and Michael Joseph Peter. The defendants included the Company, David Fairchild (Fairchild) and Hospitality Licensing Corporation d/b/a The Men’s Club. The case was later moved to the United States District Court for the Northern District of Texas of Dallas.

This lawsuit resulted from the Company’s acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of the Company, located in Raleigh, N.C. The lawsuit alleges that the Company tortuously interfered with a contract between the plaintiffs and Regale and misappropriated the plaintiffs’ purported trade secrets. This case was actively litigated and on May 5, 2008, the Company and related defendants filed Motions for Summary Judgment.

In response to the filing of those motions, the plaintiffs dismissed, with prejudice, the related defendants from the lawsuit and the Court granted the Company’s Motion to Transfer to the Eastern District of North Carolina. Since that transfer, the Court conducted an unsuccessful settlement conference resulting in the Magistrate Judge making recommendations regarding scheduling. The Court has not ruled on whether to accept these recommendations nor has it ruled on any of the substantive issues raised in the motions.

While no one can predict the outcome of litigation with certainty, the Company’s management remains confident in its belief that the Company engaged in no unlawful conduct. The Company anticipates that this case, if not disposed of on motions, will go to trial in the second or third quarter of 2009.

Ancillary to this litigation, Thee Dollhouse has filed a claim in arbitration against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between the plaintiffs and Regale. In addition, the plaintiffs assert that one of Regale’s principals tortuously interfered with the contract between Regale and the plaintiffs. This case is being arbitrated in Raleigh, N. C. Regale filed a Motion to Stay Arbitration pending resolution of the federal litigation involving the plaintiffs and RRC. The arbitrators have stayed the arbitration to allow the Federal Court to rule on Regale’s various challenges to the arbitration proceeding. Regale has filed a Motion to Intervene in the litigation now pending between Thee Dollhouse and VCG. The Company is indemnifying and holding Regale harmless from this claim pursuant to contract.

This ancillary case is in its earliest stages and the likely outcome is impossible to predict. However, for the same reasons that the Company’s management is confident that RRC and VCG did nothing improper in acquiring Regale’s assets, it believes that Regale did nothing improper in selling its assets to the Company’s subsidiary RRC.

Zajkowski, et. al. vs VCG and Classic Affairs Litigation

In December 2007, an ex-employee filed a lawsuit following his termination from employment with Classic Affairs, a wholly owned subsidiary of the Company. The plaintiff alleges that in connection with his employment, he was subject to certain employment practices which violated Minnesota law. The initial action and subsequent pleading assert that this matter is filed as a purported class action. Subsequent to the filing of Plaintiff’s complaint, the plaintiff moved to amend his complaint to name additional the plaintiffs and later, to name Classic Affairs as a party defendant. The Company and Classic Affairs have answered this complaint denying all liability to the plaintiffs. Classic Affairs has also filed a Counter-Complaint against Mr. Zajkowski based upon matters relating to his termination from employment with Classic Affairs. The parties are in the discovery phase of this litigation and no motion for class certification has been filed by the Plaintiffs. The parties have attempted by unsuccessful mediation to resolve this case.

The defendants have filed a Motion for Summary Judgment for mid January 2009. If that motion is unsuccessful, trial is now scheduled for May 2009. While this case has been pending since December 2007, no motion for class certification has been filed or granted by the Court. Given the state of the case, no assessment of risk can be made at this time. Further, the seller of stock in Classic Affairs to the Company has contractual indemnification obligations relating to this litigation. The sellers are also contractually responsible to indemnify the Company from any loss. Accordingly, the Company remains confident that this litigation does not present substantial risk, however, like all litigation, no guarantees regarding risk can be made by management.

Adventure Plus Enterprises, Inc. (“Adventure”) v. Gold Suit, et. al. Litigation

This lawsuit was filed prior to VCG’s September 2007 acquisition of 100% of the membership units of Golden Productions JGC Fort Worth, LLC (“GP”) and VCG’s April 2008 acquisition of 100% of the common stock of Manana Entertainment, Inc. (“Manana”). VCG recently became aware that Manana and GP were named as party defendants in a lawsuit filed by Adventure alleging trademark infringement by their use of the tradename “Jaguar’s Gold Club” in Fort Worth and Dallas, Texas, respectively. Adventure holds the state registered name “Gold Club”. This case has been defended by the Seller of GP and Manana to VCG. The Seller has contractual obligations in connection with the sale of GP and Manana to hold GP and Manana harmless and to indemnify VCG from any loss. Trial is scheduled for December 2008. The Company is confident that this litigation does not present substantial risk, however, like all litigation, no guarantees regarding risk can be made by management.

The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and during the quarter ended September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer of VCG Holding Corp., pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of VCG Holding Corp., in accordance with Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial and Accounting Officer of VCG Holding Corp., in accordance with Section 906 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VCG HOLDING CORP.

Date: November 10, 2008	By:	/s/ Troy Lowrie
Troy Lowrie
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Courtney Cowgill
Courtney Cowgill
Chief Financial and Accounting Officer