Form 10-K
period 2008-12-31
VCG HOLDING CORP
filed 2009-04-13
CIK 1172852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One):
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32208
VCG HOLDING CORP.
(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1157022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 Union Boulevard, Suite 540, Lakewood, CO	80228
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 934-2424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $.0001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 30, 2008, was $49,876,605 (computed by reference to the average sale price as reported on the NASDAQ Global Market). As of March 30, 2009, there were 17,562,353 shares of the registrant’s Common Stock, par value of $.0001 per share, outstanding.

EXPLANATORY NOTE

Restatement of 2007 Annual Financial Statements and 2008 Quarterly Financial Statements

On March 25, 2009, the Audit Committee of the Board of Directors of the Company concluded that, upon the advice of management and in consultation with Causey Demgen & Moore, Inc., the Company’s independent registered public accounting firm, the Company’s previously issued financial statements for the fiscal year ended December 31, 2007 and the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008 required restatement. The Company’s decision to restate was made in connection with the Company’s response to a comment letter received from the SEC regarding the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”) and the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The issues raised by the SEC in its comment letter included the Company’s methodology for the valuation of certain assets and liabilities purchased in connection with the acquisition of 12 nightclubs in December 2006 through December 2007, and two nightclubs in 2008. Based upon the issues raised by the SEC’s comment letter, the Company retained an independent firm to conduct a valuation of the acquired assets and liabilities. As a result of that valuation, the Company has recorded additional intangible assets and liabilities and adjusted the fair value of licenses and goodwill acquired. The Company also recorded deferred income taxes for those acquisitions involving the purchase price of common stock.

In addition, in connection with the Company’s review of its financial statements for the fiscal year ended December 31, 2007, the Company determined that goodwill was overstated by $2.1 million, Additional paid-in capital was overstated by $1.2 million and other income was overstated by $0.9 million.

The Company restated its 2007 annual financial statements to reflect the above changes. The Company also restated the 2008 quarterly financial information in Note 14 to the consolidated financial statements in this Annual Report on Form 10-K, in lieu of separately amending each Form 10-Q for the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

VCG HOLDING CORP.
FORM 10-K

i

PART I

Forward-Looking Statement Disclaimer

In this report, references to “VCG Holding Corp,” “VCG”, the “Company,” “we,” “us,” and “our” refer to VCG Holding Corp. and its subsidiaries.

This Annual Report on Form 10-K contains certain forward-looking statements and, for this purpose, any statements contained herein that are not statements of historical fact are intended to be “forward-looking statements” with the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “continue,” or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited, to our limited operating history making our future operating results difficult to predict, the availability of, and costs associated with, potential sources of financing, disruptions in the credit markets, economic conditions generally and in the geographical markets in which we may participate, our inability to manage growth, difficulties associated with integrating acquired businesses into our operations, geographic market concentration, legislation and government regulations affecting us and our industry, competition within our industry, our failure to promote our brands, our failure to protect our brands, the loss of senior management and key personnel, potential conflicts of interest between us and Troy Lowrie, our Chairman of the Board and Chief Executive Officer (“CEO”), our failure to comply with licensing requirements applicable to our business, liability from unsanctioned, unlawful conduct at our nightclubs, the negative perception of our industry, the failure of our business strategy to generate sufficient revenues, liability from uninsured risks or risks not covered by insurance proceeds, claims for indemnification from officers and Directors, deterrence of a change of control because of our ability to issue securities or from the severance payment terms of certain employment agreements with senior management, our failure to meet the NASDAQ continued listing requirements, the failure of securities analysts to cover our common stock, our failure to comply with securities laws when issuing securities, our common stock being a penny stock, our intention not to pay dividends on our common stock, our future issuance of common stock depressing the sale price of our common stock, the limited trading market for, and volatile price of, our common stock, and our inability to comply with rules and regulations applicable to public companies, including, but not limited to, the Sarbanes-Oxley Act of 2002.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made and are based on certain assumptions and expectations which may or may not be valid or actually occur and which involve various risks and uncertainties.

Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 1.	Business

General Information

Our Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April 2002. The Company through its subsidiaries owns 20 adult nightclubs that offer quality live adult entertainment, restaurant and bar operations. Our nightclubs are located in Colorado, California, Florida, Illinois, Indiana, Kentucky, Minnesota, North Carolina, Maine, and Texas.

We believe maximum profitability and sustained growth in the industry is obtained by owning and operating upscale adult nightclubs. Our current strategy is to acquire upscale adult nightclubs in areas that are not market saturated and where the public is open to these types of establishments. Another part of our growth strategy is to achieve nightclub “clustering.” Adult nightclubs tend to group together in their respective markets. We believe that clustering our nightclubs leads to improved brand recognition, as well as some improvement in economics of scale as costs of marketing are spread over more nightclubs. Clustering also provides the Company with the ability to disperse management expertise to more locations under their responsibility.

Business

Since we began operations, we have acquired the following nightclubs:

•	PT’s® Showclub in Indianapolis, Indiana (acquired 2002)

•	PT’s® Brooklyn in East Saint Louis, Illinois (acquired 2002)

•	PT’s® All Nude in Denver, Colorado (acquired 2004)

•	The Penthouse Club® in Denver, Colorado (acquired 2004)

•	Diamond Cabaret® in Denver, Colorado (acquired 2004)

•	The Penthouse Club® in Phoenix, Arizona (opened 2004 and sold in January 2007)

•	PT’s® Appaloosa in Colorado Springs, Colorado (acquired October 2006)

•	PT’s® Showclub in Denver, Colorado (acquired December 2006)

•	PT’s® Showclub in Louisville, Kentucky (acquired January 2007)

•	Roxy’s in East Saint Louis, Illinois (acquired February 2007)

•	PT’s® Showclub in East Saint Louis, Illinois (acquired February 2007)

•	PT’s® Sports Cabaret St. Louis in East Saint Louis, Illinois (acquired March 2007)

•	The Penthouse Club® St. Louis in East Saint Louis, Illinois (acquired March 2007)

•	The Men’s Club® in Raleigh, North Carolina (acquired April 2007)

•	Schiek’s Palace Royale in Minneapolis, Minnesota (acquired May 2007)

•	PT’s® Showclub in Portland, Maine (acquired September 2007)

•	Jaguar’s Gold Club in Ft. Worth, Texas (acquired September 2007)

•	PT’s® Showclub in Miami, Florida (acquired October 2007)

•	LaBoheme Gentlemen’s Club in Denver, Colorado (acquired December 2007)

•	Jaguar’s Gold Club in Dallas, Texas (acquired April 2008)

•	Imperial Showgirls Gentlemen’s Club in Anaheim, California (acquired June 2008)

The Company owns International Entertainment Consultants, Inc. (“IEC”), which provides management services to our nightclubs. IEC was originally formed in 1980; at the time of acquisition in October 2003, IEC was owned by Troy Lowrie, our Chairman of the Board and CEO.

The day-to-day management of our nightclubs is conducted through IEC. IEC provides the nightclubs with management and supervisory personnel to oversee operations, hires and contracts all operating personnel, establishes nightclub policies and procedures, handles compliance monitoring, purchasing, accounting and other administrative services, and prepares financial and operating reports, and income tax returns. IEC charges the nightclubs a management fee based on the Company’s common expenses that are incurred in maintaining these functions.

In June 2002, the Company formed VCG Real Estate Holdings, Inc. (“VCG Real Estate”), a wholly owned subsidiary that owns the land and buildings, which house two of our nightclubs, and a building in Arizona that is currently rented by an unrelated third party. Management has substantial experience in owning and operating successful adult entertainment nightclubs and thereby, has gained an in-depth knowledge of the industry in which the Company does business.

The Company has one reportable segment. Our nightclubs are distinguished by the following features:

•	Facilities— Our nightclub facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. The facilities have state of the art sound systems, lighting and professional stage design. Our nightclubs maintain an upscale level of décor and furniture furnishings to create a professional appearance. Three of our nightclubs offer VIP rooms. Our VIP rooms are open to individuals who purchase annual memberships. They offer a higher level of service and are elegantly appointed and spacious.

•	Professional On-Site Management — Our nightclubs are managed by persons who are experienced in the restaurant and/or hospitality industry. The managers for the nightclubs are responsible for maintaining a quality and professionally run nightclub. At a higher level, our Area Directors oversee the management of several nightclubs within a specified geographical area. The Company currently has 12 Area Directors who have 17 to 25 years of experience in the industry.

•	Food and Beverage Operations — Many of our nightclubs offer a first-class bar and food service. Three of our nightclubs offer a full service restaurant that provides customers with exceptional food, service and luxury. At most locations, we provide a selective variety of food including, but not limited to, hot and cold appetizers, pizza, and other limited food choices. Some of our nightclub operations do not have liquor licenses. Those of our nightclubs that carry BYOB “bring your own bottle” permits, sell non-alcoholic beverages. Experienced chef and bar managers are responsible for training, supervising, staffing and operating the food and beverage operations at each nightclub.

•	Entertainment — Our nightclubs provide a high standard of attractive, talented and courteous female performers and waitresses. We maintain the highest standards for appearance, attitude, demeanor, dress and personality. The entertainment encourages repeat visits and increases the average length of a patron’s stay. We prefer that performers who work at our nightclubs be experienced entertainers.

Working Capital

We have historically reported negative working capital, where current liabilities exceed current assets. This is consistent with other businesses in our industry who report a working capital deficit, which increases net cash provided by operating activities. This is because we receive immediate cash payment for sales, while inventories, accrued expenses and other current liabilities normally carry longer payment terms.

Advertising and Promotion

Our ability to attract patrons to a nightclub for the first time is critical to a nightclub’s success. Promotions, advertising and special offers are the typical means to market a nightclub. We use a variety of highly targeted methods to reach our customers including local radio, billboards, billboard trucks, internet, newspaper and magazine ads, and professional sporting events.

We extensively utilize a marketing program developed by IEC. Our nightclubs are marketed as a safe and upscale environment for adult entertainment. The marketing strategy is to attract new customers, increase the frequency of visits by existing customers and establish a higher level of name recognition. The target market is the business-convention traveler, local professionals and business people. In addition, IEC conducts various promotional activities throughout the year to keep the nightclubs’ names before the public. In order to be good corporate citizens, the nightclubs actively sponsor and participate in local charitable events and make contributions to local charities.

Compliance Policies and Controls

IEC has developed comprehensive policies aimed at ensuring that the operation of each nightclub is conducted in conformance with local, state and federal laws and they are designed to assure our clients a quality and enjoyable experience. We have a “no tolerance” policy on illegal drug use in or around the facilities. We continually monitor the actions of entertainers, employees and customers to ensure that proper behavior standards are met.

We believe that operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. IEC has also developed and implemented internal operating and accounting controls to track cash, credit card transactions, and food and beverage inventory. These controls also help to maintain the accuracy of our operating and accounting records. In particular, IEC has developed special software programs to capture operating information and generate reports for efficient management and control of the nightclub. We review all revenue information on a shift basis. This information is recorded in a sales journal, which includes all of the credit cards receipts, register receipts, deposits, and any other sales information for each shift. Once the sales journal is completed by a nightclub manager, it is signed off by a supervisor or Area Director for accuracy, recalculated the following morning by our money counter and matched to the deposit. A copy of this sales journal is faxed into the corporate office for accounting review and recording. Analysis of the daily information enables IEC to detect any variance from expected operating results based on expectations and historical trends.

Patents, Trademarks, Licenses and Royalty Agreements

Under the terms of a 2005 Licensing Agreement and in consideration of royalty payments to General Media Communications, Inc., Penthouse granted us a five-year non-exclusive license, renewable in five years, for the use of the registered trademarks “Penthouse”, “Pet of the Month”, “Pet of the Year”, “Three Key Logo” and “One-Key Logo” in our nightclub operations in Denver, Colorado and St. Louis, Illinois. The royalty payments are based on a percentage of revenue. We also have permission to use the names “Jaguar’s Gold Club” for our nightclubs located in Dallas and Ft. Worth, Texas without a fee.

The “Diamond Cabaret®” name and “PT’s®” name and logo are trademarks registered with the U.S. Patent and Trademark Office. We have an indefinite license from Lowrie Management LLLP to use these trademarks for a fee. The fee was established in 2006 and approved by the independent members of our Board of Directors.

Some of our nightclubs operate under owned trade names as opposed to licensed registered trademarks. The Company has five nightclubs that own trade names, which are used to market the nightclubs, set forth in the table below.

Club Ownership	Trade Name

Glenarm Restaurant, LLC	Diamond Cabaret
RCC, LP	Roxy’s Showclub
Classic Affairs, Inc.	Schiek’s Palace Royale
VCG-IS, LLC	Imperial Showgirls Gentlemen’s Club
Stout Restaurant Concepts, Inc.	La Boheme Gentlemen’s Cabaret

The Company does not pay royalties for the use of the owned trade names on its own products and services. The trade names are valuable in the operation of the nightclubs and their dealings with customers. We have valued the four trade names using the income approach based on the premise that free cash flow is a more valid criterion for measuring value than “book” or accounting profits. The after-tax nightclub free cash flows were discounted back to their net present value at an appropriate intangible rate of return to estimate the fair value of the trade names. All trade names have indefinite lives based on management’s expectations that we will continue using the trade names in the future.

Our nightclubs hold several licenses (including liquor, dance, and cabaret licenses) that are essential to the operation of our business. Dance or cabaret licenses are not salable, yet they can be transferred if a nightclub is transferred without approval. We estimated the fair value of the licenses by utilizing a variation of the income approach called the excess earnings method. This approach measures the present worth and anticipated future benefits of the license. The appropriate expenses were deducted from the sales attributable to the licenses and economic rents were charged for the use of other contributory assets. Economic rents are charges in the form of an expense to account for the assets’ reliance on other tangible and intangible assets in order to generate sales. The nightclub after-tax cash flows attributable to the assets were discounted back to their net present value at an appropriate intangible asset rate of return and added to indicate a value for the licenses. All licenses have indefinite lives based on management’s expectations that we will continue using the licenses in the future.

Seasonality

We do not consider our business to be seasonal; however, severe winter weather can limit customers from visiting our nightclubs.

Competition

The adult nightclub entertainment business is highly competitive with respect to price, location and quality of the facility, entertainment, service, and food and beverages. Due to the highly fragmented nature of the adult nightclub industry, exact industry details are sparse about the actual number of operating nightclubs in the United States. However, various sources state that there are approximately 3,000 to 4,000 adult nightclubs in the United States with no clear industry leader. We have many competitors in the metropolitan areas in which we are located and/or intend to expand. Some of our competitors have substantially greater financial resources and a longer history of operations than the nightclubs currently owned by the Company. Changes in customer preferences, economic conditions, demographic trends and the location, number of and quality of competing nightclubs could adversely affect our business, as could a shortage of experienced local management and hourly employees. We believe that our nightclubs enjoy a high level of repeat business and customer loyalty due to our upscale restaurant atmosphere, food quality, premium entertainment, perceived price-value relationship and efficient service. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

Government Regulations

Our business is regulated by local zoning, local and state liquor licensing, local ordinances and state and federal, time, place and manner free speech restrictions. In states in which we currently operate, liquor licenses renew annually, and are considered to be a “privileged” license that could be subject to suspension or revocation. The adult entertainment provided by our nightclubs has elements of free speech and expression and, therefore, enjoys some protection under the First Amendment to the U.S. Constitution. However, the protection is limited to expression, and not conduct. In addition to various regulatory requirements affecting the sale of alcoholic beverages, in many cities where we operate, the location of a topless cabaret is subject to restriction by city ordinance. These ordinances affect the locations in which sexually oriented businesses may be operated by typically requiring minimum distances to schools, churches, and other sexually oriented businesses, and containing restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a sexually oriented business permit is not subject to discretion; such a business permit must be granted if the proposed operation satisfies the requirements of the applicable ordinance.

In all states where we operate, management believes that we comply with applicable laws, regulations and ordinances governing the sale of alcohol and the operation of sexually oriented businesses. While our nightclubs are generally well established in their respective markets, there can be no assurance that local, state and/or federal licensing and other regulations will permit our nightclubs to remain in operation or be profitable in the future.

Employees and Independent Contractors

As of December 31, 2008, we had approximately 1,030 employees, of which 140 were full-time management employees including corporate and administrative operations, and approximately 890 who were engaged in entertainment, and food and beverage service, including bartenders and waitresses. None of our employees is represented by a union nor have we ever suffered a work stoppage. As of December 31, 2008, we had independent contractor relationships with approximately 2,000 entertainers, who are self-employed and perform at our locations on a non-exclusive basis. Independent contractors/entertainers pay a fee to the nightclub to perform.

Item 1A.	Risk Factors

Our business prospects are subject to various risks and uncertainties that impact our business. You should carefully consider the following discussion of risks, and the other information provided in this Annual Report on Form 10-K. The risks described below are not the only ones we face. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business.

We have had limited operations which makes our future operating results difficult to predict.

Our Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April 2002. The Company through its subsidiaries currently owns (in total or in partnerships) and operates 20 adult nightclubs that offer quality live adult entertainment, restaurant and bar operations.

We have a limited operating history and face the risk and uncertainties of other early-stage companies. Because of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls. Our budgeted expense levels are based in part on our expectations concerning future revenues. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our services would decrease our revenues and could have an immediate and material adverse effect on our business, results of operations and financial condition. To the extent that expenses precede or are not rapidly followed by increased revenue, our business, results of operations and financial condition may be materially adversely affected.

Our inability to obtain capital, use internally generated cash, or use our securities or debt to finance future expansion efforts could impair the growth and expansion of our business.

Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to issue securities to consummate expansions will depend on the market value of our securities from time to time and the willingness of potential investors, sellers or business partners to accept it as full or partial payment. Using securities for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use securities to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. Raising external capital in the form of debt could require periodic interest payments that could hinder our financial flexibility in the future. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (a) obtain additional capital on acceptable terms, (b) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (c) use securities to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement. In addition, if we are unable to obtain necessary capital going forward, our ability to continue as a going concern would be negatively impacted.

Our business has been, and may continue to be, adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have adversely affected our ability to borrow on a secured and unsecured basis and may continue to do so. Disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. We often rely on access to the secured and unsecured credit markets to finance acquisitions of additional nightclubs. Additional nightclub acquisitions are also financed by promissory notes carried by the sellers, and debt financed by company investors and related parties. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability and prevent or hamper our growth through acquisitions.

Our business has been, and may continue to be, adversely affected by conditions in the U.S. financial markets and economic conditions generally.

Our business is materially affected by conditions in the U.S. financial markets and economic conditions generally. In the past 12 months, these conditions have changed suddenly and negatively. The ongoing financial crisis and the loss of confidence in the stock market has increased our cost of funding and limited our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. Increases in funding costs and limitations on our access to liquidity could have a negative impact on our earnings and our ability to acquire additional nightclubs. In addition, the deteriorating general economic conditions in the United States have caused a drop in consumer spending in general, and discretionary spending in particular. This has caused a decline in the number of patrons at our nightclubs and the amount of money spent by them. Further, those of our nightclubs located in geographical areas suffering from proportionally worse economic conditions when compared to the United States in general have experienced larger declines in operating revenues. Overall, the business environment during our 2008 fiscal year has been slightly adverse for our business and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be slightly adversely affected.

Our nightclubs are acquired with a purchase price based on historical EBITDA. This results in each nightclub carrying a substantial amount of intangible value, mostly allocated to licenses and goodwill. Generally accepted accounting principals require an annual impairment review of these indefinite lived assets. For the fiscal year ended December 31, 2008, the annual impairment review resulted in an impairment loss of approximately $46 million. If difficult market and economic conditions continue over the next year and/or we experience a decrease in revenue at one or more nightclubs, we could incur an additional decline in fair value of one or more of our nightclub. This could result in another future impairment charge of up to the total value of the indefinite lived intangible assets.

Our acquisitions may result in disruptions in our business and diversion of management’s attention.

We have made and may continue to make acquisitions of complementary nightclubs, restaurants or related operations. Any acquisitions will require the integration of the operations, products and personnel of the acquired businesses and the training and motivation of these individuals. Such acquisitions may disrupt our operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers and partners. We may also incur debt or issue equity securities to pay for any future acquisitions. These issuances could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization, or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired business, products or persons with existing operations, we may not receive the benefits of the acquisitions, and our revenues and stock trading price may decrease.

Our business is subject to risks associated with geographic market concentration.

One part of our growth strategy is nightclub “clustering.” Adult nightclubs tend to group together in their respective markets. We believe that clustering leads to improved brand recognition, as well as some improvement in economics of scale as costs of marketing are spread over more nightclubs. Clustering also provides the Company with the ability to disperse management expertise to more locations under their responsibility. We are subject to risks associated with geographic market concentration in areas in which we own and operate multiple nightclubs, such as adverse changes in the local economy, the local regulatory environment, and our local reputation. If we are unable to successfully diminish the impact of these risks, our profitability and growth prospects may be materially and adversely affected.

Our business operations are subject to regulatory uncertainties which may affect our ability to acquire additional nightclubs, remain in operation or be profitable.

Our business is regulated by constantly changing local zoning, local and state liquor licensing, local ordinances and state and federal, time, place and manner free speech restrictions. In states in which we currently operate, liquor licenses renew annually, and are considered to be “privileged” licenses that could be subject to suspension or revocation. The adult entertainment provided by our nightclubs has elements of speech and expression and, therefore, enjoys some protection under the First Amendment to the U.S. Constitution. However, the protection is limited to the expression of our entertainers, and not their conduct.

In all states where we operate, management believes that we comply with applicable laws, regulations and ordinances governing the sale of alcohol and the operation of sexually oriented businesses. However, changes in these laws, regulations and ordinances may increase our cost of compliance therewith, or cause us to be unable to renew them, thereby reducing our profitability or prevent our nightclubs to remain in operation. There can be no assurance that local, state and/or federal licensing and other regulations will permit our nightclubs to remain in operation or profitable in the future. Further, if we are involved in costly administrative or legal proceedings to renew our licenses, or defend against claims involving non-protected free speech, it may result in negative publicity and decreased profitability.

Beginning January 1, 2008, our two Texas nightclubs became subject to a new state law requiring each nightclub to collect a $5 surcharge for every nightclub visitor. We have challenged this “patron tax” in Texas state court, and Texas is in the process of modifying the patron tax to a 10% admission fee tax. This trend is spreading to other states to enact similar surcharges or admission fee taxes. Currently, the Company is not passing this surcharge on to our customers and we are absorbing this expense. Our profitability could be negatively impacted if this surcharge continues in Texas and spreads to other states in which the Company operates.

There is substantial competition in the nightclub entertainment industry, which may affect our ability to operate profitably or acquire additional nightclubs.

Our ability to increase or sustain revenues is impacted by our ability to compete effectively with other nightclubs, both for nightclub acquisitions and patrons. Our ability to compete depends on many factors, many of which are outside of our control. These factors include the quality and appeal of our competitors’ nightclubs relative to our offerings, the strength of our competitors’ brands, the effectiveness of our competitors’ sales, marketing efforts and the attractiveness of their product offerings, and general consumer behaviors and preferences regarding how they choose to spend their discretionary income. Further, our competitors may have significantly greater financial and management resources than our Company. In addition, the industry is especially sensitive to ever-changing and unpredictable competitive trends and competition for general entertainment dollars which cannot be easily predicted and which are beyond our control. If we are unable to compete effectively in the market, we may be unable to attract patrons to our existing nightclubs or complete acquisitions of new nightclubs, which may prevent us from sustaining or increasing our revenues or growing our business.

If we are unable to effectively promote our brands and establish a leading position in the marketplace, our business may fail.

We believe that we may attract more patrons to our nightclubs and distinguish ourselves from our competition by increasing the awareness of our brands, and that the importance of brand recognition will increase over time. In order to gain brand recognition, we believe that we that must increase our marketing and advertising budgets to create and maintain brand name loyalty through the promotion and development of our affiliation with the PT’s®, Diamond Cabaret®, and Penthouse® names. We do not know whether these efforts will lead to greater brand recognition. If we are unable to effectively promote our brand and establish a leading position in the marketplace, we may be unable to attract patrons or new nightclubs for acquisitions, which may prevent us from sustaining or increasing our revenues or growing our business.

Our failure to protect our brand may undermine our competitive position, and litigation to protect our brands or defend against third-party allegations of infringement may be costly.

We believe that it is important for our business to achieve brand recognition. We rely primarily on trademark and trade names to achieve this. Third parties may infringe or misappropriate our trademarks, trade names and other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of our trademarks, trade names and other intellectual property can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. We cannot give assurance that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation.

Our business is dependent upon management and employees for continuing operations and expansion.

Our success will depend, to a significant extent, on the efforts and abilities of Troy Lowrie, our Chairman of the Board and CEO, and Micheal Ocello, a Director and our President and Chief Operating Officer. The loss of the services of Messrs. Lowrie and/or Ocello or our inability to recruit and train additional key personnel in a timely fashion could have a material and continuing adverse effect on our business and future prospects. A loss of one or more of our current officers or key personnel could severely and negatively impact our operations. Our current management team is understaffed and has limited experience managing a public company subject to the SEC’s periodic reporting obligations.

Hiring qualified management is difficult due to the limited number of qualified professionals in the industry in which we operate. We have in the past experienced difficulty in recruiting qualified personnel and there can be no assurance that we will be successful in attracting and retaining additional members of management if our business continues to grow. Failure to attract and retain personnel, particularly management personnel, would continue to materially harm our business, financial condition and results of operations.

Troy Lowrie, our Chairman of the Board and CEO, may have potential conflicts of interest with the Company, which may adversely affect our business. He beneficially owns a significant number of shares of our common stock, which will have an impact on all major decisions on which our stockholders may vote and which may discourage an acquisition of our Company.

We have engaged in several transactions with Lowrie LLLP, which is controlled and majority owned by Troy Lowrie, who is a significant stockholder, and our Chairman of the Board and CEO. Conflicts of interest may arise between his duties to our Company and his duties to Lowrie LLLP, or his interest as an owner of Lowrie LLLP. Because Mr. Lowrie is a Director and the CEO of our Company, he has a duty of loyalty and care to us under Colorado law when there are any potential conflicts of interest between our Company and Lowrie LLLP. We cannot give you assurance that when conflicts of interest arise, Mr. Lowrie will act completely in our interests or that conflicts of interest will be resolved in our favor. In addition, Mr. Lowrie could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between Mr. Lowrie and us, we would have to rely on legal proceedings which could disrupt our business.

Further, several of our landlords and lenders have required Mr. Lowrie’s continued management role with our Company in order to avoid a default or acceleration of our obligations under certain of our leases or loan agreements.

As of March 30, 2009, Mr. Lowrie owns approximately 28% of our issued and outstanding common stock. In addition, he is our Chairman of the Board and CEO. The interests of Mr. Lowrie may differ from the interests of other stockholders. Because of his significant ownership of our common stock, Mr. Lowrie will have the ability to significantly influence virtually all corporate actions requiring stockholder approval, including the following actions:

•	Election of our Directors;

•	Amendment of our organizational documents;

•	Merger of our Company or the sale of our assets or other corporate transaction; and

•	Control of the outcome of any other matter submitted to the stockholders for vote.

Mr. Lowrie’s beneficial stock ownership may discourage potential investors from investing in shares of our common stock due to the lack of influence they could have on our business decisions, which in turn could reduce our stock price.

We must comply with all licenses and permits relating to the sale of alcohol.

We derive a significant portion of our revenues from the sale of alcoholic beverages. States in which we operate may have laws which may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. The temporary or permanent suspension or revocations of any such permits would have a material adverse effect on the revenues, financial condition and results of operations of the Company. In all states where we operate, management believes that we comply with applicable city, county, state or other local laws governing the sale of alcohol.

Activities or conduct at our nightclubs may cause us to lose necessary business licenses, expose us to liability, or result in adverse publicity, which may increase our costs, divert management’s attention from our business and cause our stockholders to lose confidence in us, thereby lowering our profitability and our stock price.

We are subject to risks associated with activities or conduct at our nightclubs that are illegal or violate the terms of necessary business licenses. Our nightclubs operate under licenses for sexually oriented businesses and some protection under the First Amendment to the U.S. Constitution. While we believe that the activities at our nightclubs comply with the terms of such licenses, and that the element of our business that constitutes an expression of free speech under the First Amendment to the U.S. Constitution is protected, activities and conduct at our nightclubs may be found to violate the terms of such licenses or be unprotected under the U.S. Constitution. This protection is limited to the expression and not the conduct of an entertainer. An issuing authority may suspend or terminate a license for a nightclub found to have violated the license terms. Illegal activities or conduct at any of our nightclubs may result in negative publicity or litigation. Such consequences may increase our cost of doing business, divert management’s attention from our business and make an investment in our securities unattractive to current and potential investors, thereby lowering our profitability and our stock price.

IEC has developed comprehensive policies aimed at ensuring that the operation of each nightclub is conducted in conformance with local, state and federal laws. We have a “no tolerance” policy on illegal drug use in or around the facilities. We continually monitor the actions of entertainers, waitresses and customers to ensure that proper behavior standards are met. However, such policies, no matter how well designed and enforced, can provide only reasonable, not absolute, assurance that the policies’ objectives are being achieved. Because of the inherent limitations in all control systems and policies, there can be no assurance that our policies will prevent deliberate acts by persons attempting to violate or circumvent them. Notwithstanding the foregoing limitations, management believes that our policies are reasonably effective in achieving their purposes.

Our industry is viewed negatively by many for moral, religious and other reasons and, therefore, the market for our securities is smaller than for other securities and an investor may find it hard to sell our securities.

We operate in an industry that is viewed negatively by many. People may object to sexually oriented entertainment for moral, religious, women’s rights or other reasons. As a result, we are exposed to risks associated with societal attitudes towards our business, both locally and nationally. Local attitudes may disproportionally affect our nightclubs in areas in which we are operating while national attitudes may affect our business generally or our stock price specifically. Because of the negative perception of our industry, the market for our securities is smaller than for securities without such negative perception. Therefore, an investor in our securities may be unable to sell our securities at an acceptable time and price, or at all.

Our business plan and proposed strategy has not been independently evaluated.

We have not obtained any independent evaluation of our business plan and proposed business strategy. There can be no assurance that our nightclubs or proposed strategy will generate sufficient revenues to maintain profitability.

We may be subject to uninsured risks which, if realized, could expose us to money damages, which we may be unable to pay.

We maintain insurance in amounts we consider adequate for personal injury and property damage to which our nightclubs may be subject. When available at reasonable rates, we maintain personal injury and liquor liability insurance. We currently have such personal injury liquor liability coverage in place. However, there can be no assurance that we will not be exposed to potential liabilities for money damages in excess of the coverage provided by insurance, including, but not limited to, liabilities which may be imposed pursuant to state “dram shop” statutes or common law theories of liability. In general, “dram shop” statutes provide that a person injured by an intoxicated person has the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others. If our insurance coverage is not sufficient to pay for any money damages that we may be found liable for, we will have to pay such excess damages using the funds needed for operation of our business, if available, thereby increasing our costs and reducing our profitability.

Provisions in our Bylaws provide for indemnification of officers and Directors, which could require us to direct funds away from our business.

Our Bylaws provide for the indemnification of our officers and Directors. We may be required to advance costs incurred by an officer or Director and to pay judgments, fines and expenses incurred by an officer or Director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our officers and Directors may become involved by reason of being or having been an officer or Director of our Company. Funds paid in satisfaction of judgments, fines and expenses may be funds we need for the operation of our business, thereby affecting our ability to maintain profitability. While the Company has obtained Directors’ and officers’ insurance to protect against this occurrence, there can be no assurance that our Directors’ and officers’ insurance will cover a claim made for indemnification or be sufficient to cover the entire amount claimed for indemnification.

We could use the issuance of additional shares of our authorized stock to deter a change in control.

As of March 30, 2009, we have 17,562,353 shares of common stock outstanding, out of a total of 50,000,000 shares common stock authorized, and zero shares of Series A preferred stock, out of a total of 1,000,000 shares authorized for future issuance under our Articles of Incorporation. This does not include 224 shares of common stock reserved for issuance under our 2002 Stock Option and Stock Bonus Plan, 2,708 shares of common stock reserved for issuance under our 2003 Stock Option and Stock Bonus Plan, and 906,667 shares of common stock reserved for issuance under our 2004 Stock Option and Appreciation Rights Plan. In addition, our Board of Directors is authorized to issue “blank check” preferred stock, with designations, rights and preferences as they may determine. Accordingly, our Board of Directors may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. This type of preferred stock could also be issued to discourage, delay or prevent a change in our control. The ability to issue “blank check” preferred stock is a traditional anti-takeover measure. These provisions in our charter documents make it difficult for a majority stockholder to gain control of the Board of Directors and of our Company. The issuance of additional shares would make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our stockholders.

We have entered into employment agreements with Troy Lowrie and Micheal Ocello that contain features that may discourage a change of control.

On December 4, 2008, we entered into five-year employment agreements with Troy Lowrie, our Chairman of the Board and CEO, and Micheal Ocello, one of our Directors and our President and Chief Operating Officer. Pursuant to the terms of the employment agreements, if we terminate either of them other than for “cause,” “death,” or “disability” (as such terms are defined therein), or either of them terminates his employment for “good reason” (as such term is defined therein, which term includes termination of the officer following a change of control), we must pay the officer a severance payment equal to three times the sum of the officer’s base salary in effect upon termination plus an amount equal to the highest bonus the officer received in the three years before termination, if any.

Further, the employment agreements provide that if such an officer’s employment is terminated for any reason, we must, at the officer’s election, promptly pay all outstanding debt owed to the officer and his family or issue to the officer, with his approval, the number of shares of our common stock determined by dividing (a) the outstanding principal and interest owed to the officer by (b) 50% of the last sale price of our common stock on the date of termination.

Finally, Mr. Lowrie’s employment agreement provides that if Mr. Lowrie’s employment is terminated for any reason, we must also take all necessary steps to remove Mr. Lowrie as a guarantor of any of our (or our affiliates) obligations to any third party. In the event that we are not successful in doing so, we must pay to Mr. Lowrie a cash amount equal to 5% per year of the aggregate amount he is continuously guaranteeing until such time when Mr. Lowrie no longer guarantees the obligations.

A change of control may trigger the consequences set forth above and the resulting costs may prevent or deter a potential acquirer from acquiring our Company, even if its doing so would be beneficial to our stockholders.

We must meet the NASDAQ Global Market continued listing requirements or we risk delisting, which may decrease our stock price and make it harder for holders of our securities to trade in them.

Our common stock is currently listed for trading on the NASDAQ Global Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting of our securities, which is likely to have an adverse effect on the price of our common stock and our business. We moved from the American Stock Exchange to NASDAQ on December 28, 2007. While listed on American Stock Exchange, the Company received a warning letter on March 26, 2007 indicating that we were not in compliance with certain American Stock Exchange continued listing standards. We subsequently resolved the issue raised in the warning letter.

The NASDAQ continued listing requirements require, among other things, that a majority of the members of our Board of Directors are independent and that our Audit Committee consist of three independent directors. In connection with preparing this Annual Report on Form 10-K, the Company determined that the composition of the Company’s Board of Directors and Audit Committee does not currently meet NASDAQ’s independence requirements. Accordingly, the Company’s stockholders do not currently have the same protection afforded to stockholders of companies that are in compliance with all of the NASDAQ governance requirements. The Company is in the process of notifying NASDAQ about its non-compliance and actively seeking to appoint a director candidate that will bring the Company in compliance with the NASDAQ independence requirements. We may not be able to identify independent directors qualified to be appointed to our Board of Directors or who are willing to serve.

If the Company is unable to regain compliance with NASDAQ’s continued listing requirements, the Company’s common stock will be delisted from the NASDAQ Global Market. There can be no assurance that the Company will meet the continued listing requirements for the NASDAQ Global Market, or that the Company’s common stock will not be delisted from the NASDAQ Global Market in the future. If our common stock is de-listed from NASDAQ, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

Until our Board of Directors and Audit Committee are in compliance with the NASDAQ independence requirements, there is a risk that our stockholders and investors may lose confidence in our ability to manage our business in a manner consistent with the best interest of our stockholders.

We have determined that the composition of our Board of Directors and Audit Committee does not currently meet NASDAQ’s independence requirements. In the absence of a majority of independent directors, our executive officers could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and our executive officers, stockholders or directors. Further, the absence of a majority of independent directors may limit the quality of the decisions that are made and may result in the payment of inappropriate levels of compensation to our executive officers. Finally, because our Audit Committee does not currently meet the NASDAQ independence requirements, we are exposed to the risk that material misstatements or omissions caused by errors or fraud with respect to our financial statements or other disclosures may occur and not be detected in a timely manner or at all. In the event there are deficiencies or weaknesses in our internal controls, we may misreport our financial results or lose significant amounts due to misstatements caused by errors or fraud.

The Company is in the process of seeking and appointing director candidates that will bring the Company in compliance with the NASDAQ independence requirements. We may not be able to identify independent directors qualified to be appointed to our Board of Directors or who are willing to serve.

If we are unable to comply with the NASDAQ independence requirements, investors could lose confidence in our ability to manage our business in a manner consistent with the best interest of our stockholders, which could have a negative effect on the trading price of our common stock.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on our common stock’s market price.

The trading market for our common stock depends, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. Currently, two analyst firms cover us but there is no guarantee that these securities analysts will cover our common stock in the future. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

In the past, we have raised substantial amounts of capital in private placements, and if we fail to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.

Our 2004 private placement consisted of securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or under any state “blue sky” law as a result of exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with any of such exemptive provisions, investors could have the right to rescind their purchase of our securities and sue for damages. If any investors were to successfully seek such rescission or prevail in any such suit, we could face severe financial demands that could have significant, adverse affects on our financial position. Future financings may involve sales of our common stock at prices below prevailing market prices, as well as the issuance of warrants or convertible securities at a discount to market price.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares.

The SEC has adopted regulations, which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Because the last reported trade of our company stock on the NASDAQ Global Market was at a price below $5.00 per share, our common stock is currently considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

Because we do not intend to pay any dividends on our common stock, purchases of our common stock may not be suited for investors seeking dividend income.

Since our inception, we have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. In 2006, we paid $878,843 in dividends on our outstanding preferred stock. The Board of Directors has elected not to pay dividends in the future, effective November 24, 2006. We expect that future earnings applicable to the common stockholders, if any, will be used for working capital and to finance growth.

Future sales of our common stock may depress our stock price. A significant amount of common stock is subject to issuance upon exercise of securities to purchase common stock. The exercise and sale of these financial instruments could depress the market price of our common stock.

A significant amount of our common stock may be eligible for sale under Rule 144 promulgated under the Securities Act at different times in the future, and its sale could depress the market price of our common stock.

Provided that all applicable Rule 144 conditions are satisfied, we believe that stockholders holding approximately 17,698,000 shares of our issued and outstanding shares of common stock are currently eligible to sell their shares. We believe that stockholders holding the balance of our issued and outstanding shares of common stock will be eligible to sell those shares under Rule 144 in April 2009.

As of March 30, 2009, we had warrants exercisable into 325,376 shares of our common stock at an exercise price of between $2.50 and $4.00 per share outstanding. The warrants are currently exercisable without limitation and expire in November 2009.

We also have issued stock options convertible into an aggregate of 156,000 shares of our common stock at an exercise price of between $6 and $10 per share. None of the options are currently vested or exercisable but they vest and become exercisable between 2010 and 2017.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 30, 2009, we have 50,000,000 authorized shares of which 17,562,353 shares of common stock are issued and outstanding.

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

Our stock is currently traded on the NASDAQ Global Market under the trading symbol “VCGH”. There is a limited public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time.

Our stock price has been volatile and may fluctuate in the future.

The trading price of our securities may fluctuate significantly. This price may be influenced by many factors, including:

•	Our performance and prospects;

•	The depth and liquidity of the market for our securities;

•	Sales by selling stockholders of shares issued or issuable in connection with our private placements;

•	Investor perception of us and the industry in which we operate;

•	Changes in earnings estimates or buy/sell recommendations by analysts;

•	General financial and other market conditions; and

•	Domestic and international economic conditions.

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

If we fail to implement effective internal controls required by the Sarbanes-Oxley Act of 2002, to remedy any material weaknesses in our internal controls that we may identify, or to obtain the attestation required by Section 404 of the Sarbanes-Oxley Act of 2002, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the Company’s internal controls over financial reporting in their Annual Reports on Form 10-K that contain an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing the Company’s financial statements must attest to, and report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting. We have not yet been required to obtain the independent auditor attestation required by the Sarbanes-Oxley Act of 2002. Any failure to complete our assessment of our internal controls over financial reporting, to remediate any material weaknesses that we may identify, or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect our ability to obtain the annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

In addition, we have incurred significant time and expense in developing and implementing the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We hired experts in testing of financial reporting and system documentation to develop and implement sound internal control procedures in order to comply with the numerous financial reporting requirements. If we are unable to comply with the Sarbanes-Oxley’s internal controls and disclosure requirements, including internal controls over our financial reporting, we may not be able to obtain the independent accountant attestations or certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

As noted in Item 9A(T)., we have identified a material weakness in our financial reporting controls. We have restated our consolidated financial statements for the year ended December 31, 2007 and for the three quarters, including March 31, 2008, June 30, 2008 and September 30, 2008 to properly reflect the adjustments in the financial statements.

Other Risk Factors May Adversely Affect Our Financial Performance.

Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending and consumer confidence, include, without limitation, changes in economic conditions and financial and credit markets, credit availability, increased fuel costs and availability for our employees, customers and suppliers, health epidemics or pandemics or the prospects of these events (such as reports on avian flu), consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, terrorist acts, energy shortages and rolling blackouts, and weather (including, major hurricanes and regional snow storms) and other acts of God.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Corporate Office

Our corporate office is located at 390 Union Boulevard, Suite 540, Lakewood, Colorado 80228. This office space is used by IEC, our wholly-owned subsidiary. The Company entered into the lease from an unrelated third party on November 26, 2003. The current rent is approximately $6,084 per month. The rent adjusts every year by $0.50 with the starting rate of $16.40 per square foot or approximately $5,735 per month. The lease expires on November 30, 2009. The Company is currently in discussions with the landlord to extend its current lease obligation and potentially acquire additional space.

Additional Office Location

Other administrative offices are located inside various nightclub locations, or rented on a month-to-month basis without a formal lease.

Our Nightclubs

Each of our adult entertainment nightclubs is held in separately owned subsidiary corporations, limited liability companies or limited partnerships. Some of the related real estate is owned by a wholly owned subsidiary corporation, VCG Real Estate Holdings, Inc.

The table contains specifics about our leased and owned nightclub properties:

Name/Club Ownership	Lease Information

PT’s® Brooklyn Platinum of Illinois, Incorporated Acq. Date: 5/1/2002 Location: Brooklyn, IL Sq. Ft.: 9,000 Building Owned by VCG: Yes	An Illinois corporation and wholly-owned subsidiary of VCG.

PT’s® Showclub Indy Restaurant Concepts, Inc. Acq. Date: 6/30/02 Location: Indianapolis, IN Sq. Ft.: 9,200 Building Owned by VCG: Yes	An Indiana corporation and wholly-owned subsidiary of VCG. VCG Real Estate leases a portion of the building that is not used by the nightclub operation to an unaffiliated third party.

PT’s® All Nude VCG Restaurants Denver, Inc. Acq. Date: 6/30/04 Location: Denver, CO Sq. Ft.: 8,000 Building Owned by VCG: No	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $14,500 per month. The lease term expires on January 31, 2010 and has an additional five year option until 2015. The base rent will be adjusted in February 2010 by the percentage increases in the Consumer Price Index for the month of February 2005 and the Consumer Price Index for the month of February 2010. And for each subsequent lease year during the option period commencing February 1, 2011 and every February 1 by the percentage increase in the Consumer Price Index for the month of February immediately preceding the adjustment date and the Consumer Price Index for the month of February for the year preceding the adjustment date.

The Penthouse Club® Glendale Restaurant Concepts, LP Acq. Date: 6/30/04 Location: Glendale, CO Sq. Ft.: 9,600 Building Owned by VCG: No	A Colorado limited partnership and 98% owned subsidiary of VCG, including the 1% general partnership interest. The building is leased from Lowrie LLLP, controlled by our Chairman of the Board and CEO, Troy Lowrie, currently for $12,000 per month. The lease term expires September 2014 and has three options to extend that expire July 2029. The base rent adjusts every five years. The rent from years one to five is $12,000 per month, years six to ten is $13,500 per month, years eleven to fifteen (option 1) is $15,000 per month, years sixteen to twenty (option 2) is $16,500 per month and years twenty one to twenty five (option 3) is $18,000 per month.

PT’s® Showclub Appaloosa VCG CO Springs, Inc. Acq. Date: 10/2/06 Location: Colorado Springs, CO Sq. Ft.: 9,500 Building Owned by VCG: No	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $10,000 per month. The lease term expires on October 1, 2016 and has two options to extend that expire October 2026. The base rent adjusts every five years. The rent from years one to five is $10,000 per month, years six to ten is $10,500 per month, years eleven to fifteen (option 1) is $12,000 per month and years sixteen to twenty (option 2) is $13,500 per month.

Name/Club Ownership	Lease Information

Diamond Cabaret® Glenarm Restaurant, LLC Acq. Date: 10/8/04 Location: Denver, CO Sq. Ft.: 36,000 Building Owned by VCG: No	A Colorado limited liability company and 90% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $40,000 per month. The lease term expires in October 2014 and has three options to extend that expire October 2029. The base rent adjusts every five years. The rent from years one to five is $40,000 per month, years six to ten is $45,000 per month, years eleven to fifteen (option 1) is $50,000 per month and years sixteen to twenty (option 2) is $55,000 per month and years twenty one to twenty five (option 3) is $60,000.

The Phoenix Club Epicurean Enterprises, LLC Acq. Date: 11/2/04 Location: Phoenix, AZ Sq. Ft.: 14,000 Building Owned by VCG: Yes	A previously-owned subsidiary of VCG. The nightclub was sold in January 2007. The Company owns the building and leases it to an unrelated third party, and purchaser of the nightclub operations, for $20,000 per month. The lease term expires January 2012 and has three options to extend that expire January 2027. The rent from years one to five is $20,000 per month, years six to ten (option 1) is $20,000 per month, years eleven to fifteen (option 2) is $25,000 per month and years sixteen to twenty (option 3) is $25,000 per month. The lessee defaulted on this lease agreement in August 2008 and the Company has fully reserved the uncollected rent payments and property taxes as of December 31, 2008. The lessee has personally guaranteed the lease, but the Company expects to file a court action to enforce the lease and collect back-due rent payments and property taxes.

PT’s® Show Club Denver Restaurant Concepts, LP Acq. Date: 1/29/06 Location: Denver, CO Sq. Ft.: 20,720 Building Owned by VCG: No	A Colorado limited partnership and 98% owned subsidiary of VCG. The building is leased from Lowrie LLLP, controlled by our Chairman of the Board and CEO, Troy Lowrie, currently for $15,000 per month. This square footage includes nightclub, office and storage space. The lease term expires December 2015 and has three options to extend that expire December 2029. The base rent adjusts every five years. The rent from years one to five is $15,000 per month, years six to ten is $17,500 per month, years eleven to fifteen (option 1) is $20,000 per month, years sixteen to twenty (option 2) is $22,500 per month and years twenty one to twenty five (option 3) is $25,000.

Roxy’s RCC LP Acq. Date: 1/18/07 Location: Brooklyn, IL Sq. Ft.: 4,400 Building Owned by VCG: No	An Illinois limited partnership and 88% subsidiary of VCG. The building is leased from an unaffiliated third party for $5,000 per month. The lease term expires February 1, 2017 and has two options to extend that expire February 1, 2027. The base rent never changes, but the rent amount fluctuates monthly based on sales.

PT’s® Showclub Kentucky Restaurant Concepts, Inc. Acq. Date: 1/1/07 Location: Louisville, KY Sq. Ft.: 23,000 Building Owned by VCG: No	A Kentucky corporation and 100% owned subsidiary of VCG. The building is leased from Lowrie LLLP, controlled by our Chairman of the Board and CEO, Troy Lowrie, currently for $7,500 per month. The lease term expires December 31, 2017 and has three five year options to extend that expire December 31, 2032. The base rent adjusts every five years. The rent from years one to five is $7,500 per month, years six to ten is $8,750 per month, years eleven to fifteen (option 1) is $10,000 per month, years sixteen to twenty (option 2) is $11,250 per month and years twenty one to twenty five (option 3) is $12,000.

PT’s® Showclub Cardinal Management LP Acq. Date: 2/5/07 Location: Centreville, IL Sq. Ft.: 5,700 Building Owned by VCG: No	An Illinois limited partnership and 83% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $5,000 per month. The lease term expires on February 1, 2017 and has two options to extend that expire February 1, 2027. The base rent never changes, but the rent amount fluctuates monthly based on sales.

Name/Club Ownership	Lease Information

PT’s® Sports Cabaret MRC LP Acq. Date: 2/9/07 Location: Sauget, IL Sq. Ft.: 9,700 Building Owned by VCG: No	An Illinois limited partnership and 100% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $20,000 per month. The lease term expires on March 1, 2017 and has two options to extend that expire March 1, 2027. The base rent never changes, but the rent amount fluctuates monthly based on sales.

The Penthouse Club® IRC LP Acq. Date: 2/7/07 Location: Sauget, IL Sq. Ft.: 19,385 Building Owned by VCG: No	An Illinois limited partnership and a 90% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $25,000 per month. The lease term expires on March 1, 2017 and has two options to extend that expire March 1, 2027. The base rent never changes, but the rent amount fluctuates monthly based on sales.

The Men’s Club® Raleigh Restaurant Concepts, Inc. Acq. Date: 4/16/07 Location: Raleigh, NC Sq. Ft.: 21,200 Building Owned by VCG: No	A North Carolina corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $6,000 per month. This lease has options to renew for ten consecutive renewal terms of five years each that expire January 31, 2062. The base rent adjusts every five years by $250 after January 1, 2017 with a maximum of $8,250 per month. The Company also has a separate lease for the parking premises currently for $19,750 per month. This lease expires January 31, 2012 and has ten consecutive renewal terms of five years each that expire on January 31, 2062. The base rent adjusts on every renewal term by $500 with a maximum of $45,750.

Schiek’s Palace Royale Classic Affairs, Inc. Acq. Date: 5/30/07 Location: Minneapolis, MN Sq. Ft.: 11,600 Building Owned by VCG: No	Minnesota corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $25,000 per month. The building lease term expires on June 29, 2012 and has three five year options to extend that expire July 1, 2027. The base rent adjusts every five years. The rent from years one to five years is $25,000 per month, years six to ten (option 1) is $27,750 per month, years eleven to fifteen (option 2) is $30,000 per month and years sixteen to twenty (option 3) is $33,000 per month.

PT’s® Showclub Kenkev II, Inc. Acq. Date: 9/14/07 Location: Portland, ME Sq. Ft.: 13,000 Building Owned by VCG: No	A Maine corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $14,750 per month. The lease term expires on September 30, 2032 and has two options to extend that expire September 30, 2042. The base rent adjusts every year by 3% after the first year of the lease.

Jaguar’s Gold Club Golden Productions JGC Fort Worth LLC Acq. Date: 9/17/07 Location: Fort Worth, TX Sq. Ft.: 10,000 Building Owned by VCG: No	A Texas limited liability company and wholly-owned subsidiary of VCG. The building is owned by the nightclub but the land is leased from an unaffiliated third party currently for $20,000 per month. The lease term expires on September 30, 2012 and has four five year options to extend that expire September 30, 2032. The base rent adjusts every option period by 10% over the prior term’s rental obligation.

PT’s® Showclub Kenja II, Inc. Acq. Date: 10/29/07 Location: Miami, FL Sq. Ft.: 7,600 Building Owned by VCG: No	A Florida corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $10,000 per month. The lease term expires on November 1, 2032 and has two options to extend that expire November 1, 2042. The base rent adjusts every year by 3% after the first year of the lease.

Name/Club Ownership	Lease Information

LaBoheme Gentlemen’s Club Stout Restaurant Concepts, Inc. Acq. Date: 12/21/07 Location: Denver, CO Sq. Ft.: 6,200 Building Owned by VCG: No	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $17,000 per month. The lease term expires on September 1, 2016. The base rent adjusts every three years. The rent from years one to four is $17,000 per month, years five to seven is $20,000 per month and years eight to nine is $21,000 per month.

Jaguar’s Gold Club Manana Entertainment, Inc. Acq. Date: 4/14/08 Location: Dallas, TX Sq. Ft.: 12,500 Building Owned by VCG: No	A Texas limited liability company and wholly-owned subsidiary of VCG. The building is owned by the nightclub but the land is leased from an unaffiliated third party for $25,000 per month. The lease term expires on April 14, 2012 and has four five year options to extend that expire April 2032. The base rent adjusts every option period by 10% over the prior term’s rental obligation.

Imperial Showgirls Gentlemen’s Club VCG-IS, LLC Acq. Date: 7/28/08 Location: Anaheim, CA Sq. Ft.: 8,148 Building Owned by VCG: No	A California corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $8,000 per month. The lease term expires on September 1, 2010 and has four five year options to extend that expire September 1, 2025. The base rent adjusts by $500 every five years with a maximum of $9,500 per month.

Item 3.   Legal Proceedings

Thee Dollhouse Productions Litigation

On or around July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in District Court, 191 Judicial District, of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. and alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale (“Plaintiffs”) and misappropriated Plaintiffs’ purported trade secrets. This lawsuit was initially filed in the District Court for the County of Dallas, Texas and was removed by VCG to the United States District Court for the Northern District of Texas, Dallas Division. As initially filed, this lawsuit named two additional parties, Hospitality Licensing Corp. and David Fairchild (the “Fairchild Defendants”) as party-defendants. The Plaintiffs sought as much as $5 million in damages from the defendants.

This case was actively litigated by VCG and the Fairchild Defendants in Texas and on May 5, 2008. VCG, along with the Fairchild Defendants, filed Motions for Summary Judgment. In response to the filing of those motions, the Plaintiffs dismissed the Fairchild Defendants from the lawsuit and the court granted VCG’s Motion to Transfer to the Eastern District of North Carolina. Subsequent to transfer, the court has conducted an unsuccessful settlement conference. Thereafter, the Magistrate Judge made certain recommendations regarding scheduling.

On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an Order granting Summary Judgment to VCG and dismissed Plaintiffs’ claims in their entirety, finding that as a matter of law, VCG did not tortiously interfere with Mr. Peter’s contract with Regale and further finding that VCG did not misappropriate trade secrets. Pursuant to the Federal Rules of Civil Procedure, the Plaintiff may seek reconsideration of the Court’s opinion and/or appeal the District Court’s opinion to the United States Court of Appeals for the Fourth Circuit.

Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration on June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Plaintiffs and Regale. In addition, Plaintiffs assert that one of Regale’s principal’s tortiously interfered with the contract between Regale and Plaintiffs. This case is being arbitrated in Raleigh, N.C. Regale has filed a Motion to Stay Arbitration pending resolution of the Federal litigation involving Plaintiffs and RRC, which was removed by Plaintiffs’ to Federal Court located in the Eastern District of North Carolina. The arbitrators have stayed the arbitration to allow the court to rule on Regale’s various challenges to the arbitration proceeding. VCG is indemnifying and holding

Regale harmless from this claim pursuant to contract. In addition, Regale has filed a Motion to intervene in the litigation now pending between Thee Dollhouse and VCG. No rulings on any of the various motions have been made and the case is in its earliest stages and, therefore, the likely outcome is impossible to predict. The Company has not accrued anything relating to the settlement of this litigation.

Zajkowski, et. al. vs VCG and Classic Affairs Litigation

In December 2007, a former employee of VCG’s subsidiary Classic Affairs, Eric Zajkowski, filed a lawsuit in Hennepin County District Court, Minneapolis, Minnesota against VCG following his termination from employment alleging that in connection with his employment, he was subject to certain employment practices which violated Minnesota law. No actual demand has been filed with the courts. The initial action and subsequent pleading assert that this matter is filed as a purported class action. Subsequent to the filing of Plaintiffs Complaint, the Plaintiffs moved to amend their Complaint to name additional Plaintiffs and later, to name Classic Affairs as a party defendant. VCG and Classic Affairs have answered this complaint denying all liability. Classic Affairs has also filed a Counter-Complaint against Mr. Zajkowski based upon matters relating to his termination from employment with Classic Affairs.

The parties have filed cross-motions for Summary Judgment and the Plaintiffs have filed a Motion for Class Certification. Those matters were heard on February 2, 2009. A ruling on those Motions is expected in May 2009. Trial is also presently scheduled for May of 2009. However, that date remains subject to change.

Texas Patron Tax Litigation

Beginning January 1, 2008, the Company’s Texas nightclubs became subject to a new state law requiring the Company to collect a five dollar surcharge for every nightclub visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the fee amounts to be an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. When cities or the State of Texas gives notice of appeal, the State supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed. Given the suspension of the judgment, the State of Texas has opted to collect the tax pending the appeal. The Company has paid the tax under protest for 2008 totaling approximately $203,000. The Company has filed a lawsuit to demand repayment of the paid taxes. On April 3, 2009 the Texas legislature processed a bill to replace the Patron Tax with a 10% tax calculated on admission fees. If passed, the Company’s current amount paid under protest would be applied to future admission tax liabilities.

Adventure Plus Enterprises, Inc. (“Adventure”) v. Gold Suit, et.al. Litigation

This lawsuit was filed prior to VCG’s September 2007 acquisition of 100% of the membership units of Golden Productions JGC Fort Worth, LLC (“GP”) and VCG’s April 2008 acquisition of 100% of the common stock of Manana Entertainment, Inc. (“Manana”). Manana and GP were named as party defendants in a lawsuit filed by Adventure in the United States District Court for the Northern District of Texas alleging trademark infringement by their use of the trade name “Jaguar’s Gold Club” in Fort Worth and Dallas, Texas, respectively. Adventure holds the state registered name “Gold Club”. This case was defended by the seller of GP and Manana to VCG. The seller had contractual obligations in connection with the sale of GP and Manana to hold GP and Manana harmless and to indemnify VCG from any loss. That litigation was settled on November 26, 2008 pursuant to the terms of a confidential settlement agreement between the Plaintiff, Manana, Golden Productions, VCG and Lowrie Management LLLP (“Lowrie LLLP”). The settlement involved no monetary payment by Manana or GP to the Plaintiff. Rather, the settlement involved the grant of cross licensing rights between the Plaintiff, Manana, GP, VCG and Lowrie Management. Pursuant to the terms of the settlement, the Plaintiff has granted Manana and GP limited rights to use the “Gold Club” name, subject to a two year phase out agreement, and VCG and Lowrie LLLP have granted limited rights to Plaintiff to use the PT’s trademark at its location in Dallas, Texas. The parties also granted one another full releases.

Department of Labor Review

In October of 2008, we were required to conduct a self-audit of employee payroll by the U.S. Department of Labor at our Kentucky nightclub. After an extensive self-audit, we found that (a) we incorrectly paid some of our employees for hours worked and minimum wage amounts and (b) we incorrectly charged minimum wage employees for their uniforms. As a result, the U.S. Department of Labor required that we issue back pay and refund uniform expenses to qualified employees at a total cost to us of $14,439. In addition, as a result of the Kentucky audit, we have been placed under a nationwide U.S. Department of Labor audit for all of our nightclub locations as well as our corporate office. We will once again be allowed to self-audit and will begin the self-audit in April and complete this audit in June 2009.

The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock, $0.0001 par value per share, is currently traded on the NASDAQ Global Market under the symbol “VCGH”. Prior to December 28, 2007, our stock was traded on the American Stock Exchange (“AMEX”) under the symbol “PTT” beginning June 15, 2004. Prior to June 15, 2004, our stock was quoted on the OTC Bulletin Board. The market for our common stock is limited and volatile.

The following table sets forth the range of high and low closing sales prices for our common stock for each quarterly period indicated, as reported on the AMEX and NASDAQ Global Market (as applicable):

	2008		2007		2006
Three Months Ended	High	Low	High	Low	High	Low

March 31	$13.90	$5.95	$12.65	$4.90	$1.50	$0.90
June 30	$6.70	$3.60	$10.60	$6.81	$1.54	$0.90
September 30	$4.03	$2.80	$9.28	$5.15	$2.65	$1.10
December 31	$3.35	$1.24	$15.00	$7.45	$5.35	$2.00

The high and low closing sales prices per share as reported on the NASDAQ Global Market on March 30, 2009, were $1.46 and $1.41, respectively.

Holders

As of March 30, 2009, there were approximately 2,651 beneficial owners of our common stock.

Dividends

The Company has never declared or paid any dividends on our common stock. We do not intend to pay cash dividends on our common stock. We plan to retain our future earnings, if any, to finance our operations and for expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our Board of Directors, in its discretion, and will depend on our financial condition, operating results, capital requirements and other factors that our Board of Directors consider relevant.

Recent Sales of Unregistered Securities

In January 2008, we issued 40,928 shares of common stock to members of our Board of Directors for board services rendered with an aggregate fair market value of $392,500 upon issuance.

In February 2008, we issued 80,000 shares of common stock pursuant to the terms of a consulting agreement with Lance Migliaccio in connection with the purchase of Stout Restaurant Concepts for services to be rendered valued at $836,000.

In February 2008, we issued 6,335 shares of common stock to one of our Area Directors in lieu of a $64,997 cash bonus payment.

In April 2008, we issued 83,500 shares of common stock upon exercise of warrants with an exercise price of $3.00 per share for an aggregate exercise price of $250,500.

In April 2008, we issued 83,500 shares of common stock upon exercise of warrants with an exercise price of $2.50 per share for an aggregate exercise price of $208,750.

In April 2008, we issued 7,000 shares of common stock to a creditor in connection with obtaining a loan from the creditor. The fair market value of the shares of common stock issued was $36,544.

In October 2008, we issued 57,154 shares of common stock to members of our Board of Directors for board services rendered with an aggregate fair market value of $193,752 upon issuance.

In January 2008, our Board of Directors awarded an aggregate of 142,000 non-qualified stock options to certain of our non-employee Directors and made them subject to the terms of our 2004 Option Plan (the “Option Plan”). Each of the awarded stock options is exercisable into one share of our common stock at an exercise price of $10.00 per share. The term of the options is 10 years. The options will vest and become exercisable as follows: (a) 20% of the option shall vest and be exercisable on the third anniversary of the grant date, (b) 40% of the option shall vest and be exercisable on the fifth anniversary of the grant date and (c) 40% of the option shall be exercisable on the seventh anniversary of the grant date.

In June 2008, our Board of Directors awarded our Chief Financial Officer an aggregate of 25,000 non-qualified stock options under the terms of our 2004 Option Plan. Each of the awarded stock options is exercisable into one share of our common stock at an exercise price of $6.00 per share. The term of the options is 10 years. The options will vest and become exercisable as follows: (a) 33% of the option shall vest and be exercisable on the third anniversary of the grant date, (b) 33% of the option shall vest and be exercisable on the fifth anniversary of the grant date, and (c) 34% of the option shall be exercisable on the seventh anniversary of the grant date.

Except as noted below, the issuances of the securities described above were exempt from registration under Section 4(2) of the Securities Act and pursuant to the rules of Regulation D promulgated thereunder, insofar as, in each instance: (a) we issued securities to a limited number of recipients already known to us, or each recipient represented to us that it was accredited within the meaning of Rule 501(a); (b) we restricted the transfer of the securities in accordance with Rule 502(d); (c) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the 12 months preceding the transaction; (d) none of the issuances were effected through any general solicitation or general advertising within the meaning of Rule 502(c); (e) each recipient agreed to hold the securities for its own account and not on behalf of others; and (f) each recipient represented to us that it acquired the securities for investment purposes only and not with a view to sell them.

Equity Compensation Plan Information

The equity compensation plan information is set forth in Item 12 of this Annual Report on Form 10-K.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97204.

Repurchases of Equity Securities of the Issuer

During 2008, the Company repurchased an aggregate of 327,024 shares of common stock for an aggregate purchase price of $753,202. As a result, as of December 31, 2008, up to 1,232,976 shares of common stock or shares of common stock with an aggregate purchase price of approximately $8,989,426 (whichever is less) remain available for repurchase under the Company’s repurchase program.

The following table provides additional information about the Company’s purchases under the repurchase program during the fourth quarter of 2008.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of	Yet Be
	Total Number of		Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
Period	Purchased(1)	Paid per Share	or Programs(1)	Programs

October 1 to 31, 2008	225,045(2)	$2.61	225,045(2)	1,334,955 shares or $9,154,616
November 1 to 30, 2008	49,000	$1.90	49,000	1,285,955 shares or $9,061,668
December 1 to 31, 2008	52,979	$1.34	52,979	1,232,976 shares or $8,989,426
Total	327,024	$2.30	327,024	1,232,976 shares or $8,989,426

(1)	Unless noted, the Company made all repurchases in the open market.

(2)	Of these repurchases, the Company purchased 100,045 shares of common stock in the open market and 125,000 shares of common stock in a private transaction.

Item 6.	Selected Financial Data

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2006, 2005 and 2004 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

Description	2008	2007	2006	2005	2004
		(Restated — Note 2)

Revenue (in thousands)	$57,693	$39,617	$16,115	$15,854	$12,220
Net (loss)/income (in thousands)	$(30,711)	$5,419	$237	$(1,271)	$(2,122)
Basic (loss)/income per common share	$(1.71)	$.33	$.03	$(.15)	$(.26)
Weighted average number of shares outstanding	17,925,132	16,623,213	9,128,985	8,477,571	8,121,107
Total assets (in thousands)	$75,626	$103,720	$35,080	$27,859	$29,157
Total stockholders’ equity (in thousands)	$24,826	$53,988	$12,796	$3,044	$3,541

Please read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K for a discussion of information that will enhance understanding of this data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Disclaimer

The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations. This discussion also includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Forward-Looking Statement Disclaimer”, and “Business” sections in this Annual Report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Restatements of 2007 Annual Financial Statements and 2008 Quarterly Financial Statements

On March 25, 2009, the Audit Committee of the Board of Directors of the Company concluded that, upon the advice of management and in consultation with Causey Demgen & Moore, Inc., the Company’s independent registered public accounting firm, the Company’s previously issued financial statements for the fiscal year ended December 31, 2007 and the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008 required restatement. The Company’s decision to restate was made in connection with the Company’s response to a comment letter received from the SEC regarding the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”) and the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The issues raised by the SEC in its comment letter included the Company’s methodology for the valuation of certain assets and liabilities purchased in connection with the acquisition of 12 nightclubs in December 2006 and/or in 2007, and two nightclubs in 2008. Based upon the issues raised by the SEC’s comment letter, the Company retained an independent firm to conduct a valuation of the acquired assets and liabilities. As a result of that valuation, the Company has recorded additional intangible assets and liabilities and adjusted the fair value of licenses and goodwill acquired. The Company also recorded deferred income taxes for those acquisitions involving the purchase price of common stock.

In addition, in connection with the Company’s review of its financial statements for the fiscal year ended December 31, 2007, the Company determined that goodwill was overstated by $2.1 million, Additional paid-in capital was overstated by $1.2 million and other income was overstated by $0.9 million.

The Company restated its 2007 annual financial statements to reflect the above changes. The Company also restated the 2008 quarterly financial information in Note 14 to the consolidated financial statements in this Annual Report on Form 10-K, in lieu of separately amending each Form 10-Q for the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

Overview

The Company is in the business of acquiring, owning and operating nightclubs, which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment. As of December 31, 2008, the Company, through its subsidiaries, owns and operates 20 nightclubs in Indiana, Illinois, Colorado, Texas, North Carolina, Minnesota, Kentucky, Maine, Florida and California. The Company operates in one reportable segment.

Critical Accounting Policies

Basis of Consolidation

We include in our consolidated financial statements our subsidiaries and one variable interest entity, 4th Street Partnership, in which we have a controlling financial interest. All material intercompany transactions have been eliminated from our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement date and on the reported amounts of income and expenses for the reporting period. Actual results can differ from our estimates. Estimates that may significantly affect our operations or financial condition involve the assignment of fair values to licenses, goodwill and other intangible assets and testing for impairment. Future discussion on these estimates can be found in the related footnotes to the consolidated financial statements.

Assignment of Fair Values upon Acquisition of Licenses, Goodwill and Other Intangibles

In accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangibles”, when the Company acquires a nightclub, we assign fair values to all identifiable assets and liabilities, including intangible assets such as licenses, goodwill, identifiable trade names and covenants not to compete. We also determine the useful life for the amortizable identifiable intangible assets acquired. These determinations require significant judgment, estimates and projections. The remainder of the purchased cost of the acquired nightclub that is not assigned to identifiable assets or liabilities is then recorded as goodwill. As a result of our acquisitions, each nightclub has recorded a significant amount of intangibles, including licenses and goodwill.

The assumptions and estimates used in determining the current value of a nightclub includes operating cash flows, market and market share, sales volume, prices and working capital changes. Historical experience, project performance and any other available information is also used at the time that the fair value of the nightclub is estimated.

In estimating the fair values of our nightclubs, we used a combination of the income approach and the market-based approach. The income approach is a valuation technique, which involves discounting estimated future cash flows of each nightclub to their present value to calculate fair value. The discount rate used varies by nightclub and represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our operations and cash flows. To estimate future cash flows, we applied a multiple to EBITDA. The market-based approach uses a comparable public company, and then compares specific parts of our operations such as rent expense.

Testing for Impairment of Intangible Assets

SFAS No. 142 requires an annual reassessment of the carrying value of indefinite lived assets at the reporting unit or nightclub level, or even more frequently, if certain circumstances occur, for impairment of that value. The evaluation of impairment involves comparing the current fair value of the reporting units to the recorded value. If the recorded value of a nightclub exceeds its current fair value, then an impairment loss is recognized to the extent that the book value of the intangible assets exceeds the implied fair value of the nightclub’s intangible assets. Accordingly, the fair value of a reporting unit is allocated to all of the assets and liabilities of that nightclub, including any unrecognized intangible assets and the excess becomes the implied value of the goodwill. This is done in relation to the nightclub’s respective forecasted cash flows and other relevant assumptions.

In performing the Company’s annual impairment assessment at December 31, 2008 in accordance with SFAS 142, the Company recorded a non-cash impairment charge for licenses of approximately $27,089,000 and for trade names of approximately $235,000. In addition, the Company evaluated its goodwill at December 31, 2008 and recorded a non-cash impairment charge of approximately $18,721,000. The total impairment change was approximately $46,045,000.

The fair value of the licenses, trade names and reporting units was based on estimated discounted future net cash flows. The impairment charge was indicative of an overall decrease in the U.S. economy, which resulted in the Company decreasing its growth of estimated future cash flows and increasing its estimated discount rate. The discount rated increased primarily due to the perceived risk related to the ability of the Company to meet its projections in the current economic and financial environment.

Impairment of Real Estate

SFAS No. 144 “Impairment of Assets” requires a fair market valuation of assets, including land and buildings, in the event of triggering events including adverse changes in the business climate or decline in market value. In December 2008, the Company ordered an appraisal of land and a building located in Phoenix, Arizona. This building was rented to the purchaser of the operations and ownership interest in Epicurean Enterprises, a subsidiary we sold in January 2007. The lessee defaulted on the lease in August 2008 and the Company is in the process of reclaiming the property. See Note 12 to the consolidated financial statements. The appraisal was performed by an independent third party real estate appraiser who valued the land and building at $2.6 million. The company recognized a non-cash impairment loss of approximately $1.9 million at December 31, 2008.

Other Receivables

Other receivables of $25,000 as of December 31, 2008 consist of various small amounts for property taxes, credit card fees and employee advances.

Revenue Recognition

Our revenues from nightclubs include funds received from the sale of alcoholic beverages, food and merchandise, service and other revenues. The Company recognizes this revenue at point-of sale upon receipt of cash, check or charge card. Service revenues include entertainer payments to perform at our nightclubs, redeem coupons and merchandise restocking charges. Service revenues also include customer admission fees, customer payments for tab and tip charges, dance dollar payments and suite rental fees. Service revenues are collected and recorded as revenue on a daily basis when received and earned.

Other income is comprised of fees charged for usage of ATM machines located in nightclubs, credit card charges, VIP memberships, various fees at nightclubs for services and special events, and rental income from third party tenants at two nightclubs. VIP room memberships are amortized into revenue ratably over the one-year period of membership from the date of purchase. Nightclub related fees are recognized as revenue at point-of-sale upon receipt of cash, check or charge card and rental income is recorded monthly when invoiced.

Management fees are also included in other income. These include charges for accounting, supervisory, office and payroll services billed to manage some nightclubs before they were acquired by the Company in 2007. These fees were eliminated upon the nightclubs acquisition and consolidated after acquisition. Management fees were recorded monthly with no collectability issues. Any management fee for 2008 is the allocation of corporate overhead to the subsidiary nightclubs and is eliminated in the consolidated financial statements.

Effects of Inflation

We believe that the impact of inflation and changing prices on net revenues and expenses has been minimal during the past two years.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Total revenues increased from $39,617,000 for the year ended December 31, 2007 to $57,693,000 for the year ended December 31, 2008. This increase of approximately $18 million or 46% is primarily due to the acquisition of 11 new nightclubs in 2007 and two new nightclubs in 2008. The 11 new nightclubs acquired in 2007 were included in operations for all of 2008, but only for a part of the year in the 2007. The 2008 acquisitions, Jaguar’s Gold Club in Dallas, Texas and Imperial Showgirls Gentlemen’s Club in Anaheim, California, generated approximately $3,654,000 of income in 2008 that was not included in 2007 results. The eight nightclubs operated by the Company for the full year in 2007 and 2008 experienced a 9% “same store” growth between 2007 and 2008 totaling $1,750,000.

Rental income received from unrelated third parties, included in other income, totaled $288,365 for the ended December 31, 2008 and $304,000 in 2007. Rental income in 2007 was less than .8% of total income and decreased to approximately .5% in 2008. Management fee income, not eliminated in the consolidated financials, totaled approximately $644,000 in 2007. There was no management fee income, not eliminated in consolidation, in 2008.

Cost of Goods Sold

Cost of Goods sold is the cost of the alcohol, food and merchandise we sell to customers. We track cost of sales as a percentage of the attributable revenues. While cost of goods sold increased by $1,566,000 in 2008 to $6,980,000 for the year ended December 31, 2008, the cost of sales to revenue percentage of 24.3% for that time-period was very close to that same ratio of 25.1% for 2007. The decrease of .86% is a result of our operating more all nude nightclubs in 2008 that do not serve alcohol than in 2007. These clubs have a lower cost of sales percentage and a higher gross profit.

Salaries and Wages

Salaries and wages increased by $4,562,000 or 51.3% in 2008, from $8,899,000 for the year ended December 31, 2007 to $13,461,000 for the year ended December 31, 2008. This change can be attributable to several things, including:

•	An increase from 795 tipped minimum wage nightclub employees at December 31, 2007 to 890 nightclub employees at December 31, 2008. This increase is directly related to nightclub acquisitions;

•	An increase in the federal and state minimum wages ranging from $0.17 to $0.70 per hour from 2007 to 2008; and

•	A company-wide mandate that employees claim all the tips they receive, resulting in an increase in payroll taxes.

In November 2007, the Company’s Compensation Committee hired an independent consulting firm to determine proper compensation levels for our CEO and President. The study’s results were used to determine the compensation of our President, Micheal Ocello, after he changed his status from consultant to employee in October 2007.

Our CEO and principal stockholder, Troy Lowrie, had not elected to receive a salary from the Company’s inception in 2002 until March 2008. At that time, Mr. Lowrie elected to receive the Board approved salary of $300,000 annually, only 40% of the salary recommended by the independent salary survey and approved by the Board. In November 2008, Mr. Lowrie elected to increase his salary to $700,000, the full amount approved by the Board.

The percentage of salary to total revenue for the year ended December 31, 2008 was 23.3%. The same percentage for the previous year was 22.5%, an increase of 0.8%. This increase reflects the cost of integrating new nightclubs into our system and we expect the ongoing percentage to continue to be approximately 23% of total revenues.

Other General and Administrative Expenses

Taxes and permits expenses increased by approximately $1,367,000 for the year ended December 31, 2008, compared to the same period in 2007. This 89.5% increase was a result of increased property taxes and license fees because of newly-acquired nightclubs and increased sales taxes on food and alcoholic beverages. The Texas Patron Tax was approximately 15% of this increase. Beginning January 1, 2008, the Company’s Texas nightclubs became subject to a new state law requiring the Company to collect a $5 surcharge for every nightclub visitor. The Company has paid approximately $202,000 of tax under protest for the year and has filed a lawsuit to demand repayment of the paid taxes. Please see Item 3 Legal Proceedings for additional information.

Charge card and bank fees increased by $389,000 to a total of $869,000 for the year ended December 31, 2008. This is an 81% increase over the same period in 2007. This increase is attributable to nightclub acquisitions in 2007 and 2008 resulting in the opening of new local bank accounts, plus increased charge card usage. The Company has seen an increase in chargeback claims in 2008. All chargebacks are charged a $20 research fee, even when the chargeback is deemed incorrect and rejected by the credit card processor.

Annual rent increased by almost $2,034,000 for the year ended December 31, 2008, an increase of 54% over the same period in 2007. This increase is a result of nightclub acquisitions in 2007 and 2008 and normal annual rent escalation clauses. The increase is also due to the application of SFAS No. 13 “Accounting for Leases” to the recently acquired clubs, increasing rent expense by approximately $845,000. In addition, the Company applied purchase accounting to the acquisitions, resulting in favorable lease rights and unfavorable lease liabilities totaling a net of $5,100,000 unfavorable reserves. Unfavorable lease liabilities represents the approximate fair market value arising from lease rates that are above market rates on comparable properties at the acquisition date conversely, favorable lease rights represent the approximate fair market value arising from lease rates that are below market rates as of the date of the acquisition being amortized ratably over the life of each related lease, resulting in an annual reduction in rent expense of approximately $192,000 per year.

Legal fees increased by 63.6% to $1,101,000 for the year ended December 31, 2008 compared to the same period in 2007. This increase is due to litigation involving the Classic Affairs nightclub and the Texas Patron Tax (see Item 3 Legal Proceedings), the review of SEC filings plus additional legal charges related to the change in Chief Financial Officers in the first quarter of 2008. In addition, the Company completed several infrastructure projects requiring legal reviews, including completion of the corporate charters, updates of corporate policies, employment agreements for our CEO and President and a Department of Labor audit.

Other professional and accounting fees also increased by $1,293,000 or 86.5% in 2008, from the previous amount of $1,495,000 in 2007. This includes an increase in audit fees, consulting expenses paid to an interim Chief Financial Officers in the first and second quarters of 2008, and consulting fees paid to outside CPAs to assist in maintaining the accounting records until a new Chief Financial Officer was hired. The Company paid approximately $150,000 for a consultant to document accounting systems and controls and perform tests of internal controls to document compliance with the Sarbanes-Oxley Act of 2002.

Advertising and marketing expenses increased by $1,062,000 or 57.1% over the year ended December 31, 2007. This increase is attributed to increased advertising for nightclubs acquired in 2007 and 2008. In addition, a consultant was issued 80,000 shares of common stock for internet and website marketing, valued at $836,000. These expenses were approximately 5% of total revenues in 2008, and 4.7% of total revenues for 2007. This percentage is a metric that Company senior management uses to monitor and control advertising expenses.

Insurance expenses increased by $670,000 for the year ended December 31, 2008, a 64.3% increase over the prior year. The increase is due to the nightclub acquisitions in 2007 and 2008, and an increase in coverage in the Director’s & Officer’s insurance. This increase was offset by insurance premium savings related to the economies of scale and lower rates with a reduction in claims. Insurance premiums represented approximately 3.0% of total revenues in 2008, and 2.6% of total revenues for 2007. This percentage is a metric that Company senior management uses to monitor and control insurance expenses.

Utilities expenses increased significantly in 2008, over the same period in 2007. The increase of $452,000 or 69.3% was a result of our operating additional nightclubs and a significant increase in utility rates. The central and northeast United State had a very cold winter in 2008 resulting in a $5,000 increase in utilities per night club in just one month.

Repair and maintenance expenses also increased from $631,000 in 2007 to $1,022,000 in 2008. This increase of $391,000 or 62.0% resulting from repairs and stepped up maintenance on several nightclubs after acquisition, including repairs to several heating/air conditioning systems, painting and general exterior improvement. While the increase appears significant, total repairs were approximately 1.8% of total revenues in 2008 and 1.6% in 2007. Again, this percentage is a metric that Company senior management uses to monitor and control repair and maintenance.

Some expenses previously classified in general and administrative (G&A) in prior years were reported separately in these financial statements. G&A expenses include common office and nightclub expenses such as janitorial, supplies, security, cast and employee relations, education and training, travel and automobile, telephone and internet expenses. Janitorial expenses increased by $325,000 or 74% in 2008 over the 2007 balance, primarily because of the increase in the number of nightclubs from 2007 to 2008. Office and nightclub supplies increased by $202,000 or 46.7% over the 2007 balance for the same reason. Nightclub security increased by approximately $130,000 or 133% because of the increase in the number of nightclubs and the desire to improve the quality of some patrons in some nightclubs and to provide a more secure and enjoyable environment in all nightclubs. Automobile and travel also increased by approximately $90,000 for the year ended December 31, 2008 compared to the same period in 2007. This is attributable to more nightclubs, especially in the clustered areas such as Denver, Dallas/Ft. Worth and East St. Louis where management personnel travel extensively between nightclubs. In fact, an additional $317,000 of G&A expense can be almost completely attributable to the increase in the number of nightclubs from 2007 to 2008.

Other unusual and previously disclosed expenses are included in the G&A total, including abandoned acquisition and due diligence expenses of $154,000 and robbery losses of approximately $105,000. Bad debt expense increased by $192,000 because of the lease default by the purchaser of Epicurean Enterprises. See note 12 for additional details.

In addition, total operating expenses increased in 2008 when the Company recognized a $1,961,200 non-cash impairment write down of the building located in Phoenix, Arizona due to a significant and long-term drop in real estate values in that city. The single largest increase in other operating expenses is the non-cash impairment write-down of intangible licenses and goodwill of $46,045,000.

Depreciation and Amortization

Depreciation and amortization expenses increased by $669,000 or 65.0%, during the year ended December 31, 2008, compared to the same period in 2007. This increase was related primarily to the acquisitions of new nightclubs in 2007 and 2008 plus $1,321,000 in capital expenditures in 2008.

Amortization of non-compete agreements included in depreciation and amortization in the statement of consolidated operations for the year ended December 31, 2008 was $20,761. All non-compete agreements were included in the acquisition valuation analysis and adjusted accordingly. These adjusted values are being amortized ratably over the life of the agreement.

Interest Expense

Interest expense increased by $1,321,000 or approximately 54.1%, during the year ended December 31, 2008, compared to the same period in 2007. The increase in interest expense was primarily a result of financing approximately half of the 2007 and 2008 nightclub acquisitions with debt. The Company also met with various lenders and renegotiated principal due dates, extended them twelve to fourteen months beyond the original due date. For all notes but one, this principal due date extension was the only change on the note and these notes were treated as modified. For one note, the change in principal due date accompanied a change in the loan amount. This resulted in an extinguishment of the previous debt and a non-cash write-off of loan fees by $90,000. Detailed review of amortization schedules and discussions with the lender resulted in an additional $60,000 of interest expense, due to an amortization correction, on one of the Company’s mortgages.

Interest Income

Interest income decreased by almost $303,000 for the year ended December 31, 2008, when compared to the same period in 2007. This is because the Company made a decision to spend virtually all free cash on paying down debt or buying back the Company’s stock.

Loss on Sale of Assets

The Company recorded losses on the sale or write-off of assets totaling $206,000 for the year ended December 31, 2008. The previously disclosed loss on the sale of an employee’s house totaled $150,000. In addition, the Company wrote off $55,000 of signs related to the discontinued operations. In 2007, the gain on sale of assets of $190,000 is mostly attributable to the sale of furniture and fixtures of Epicurean Enterprises, LLC.

Liquidity and Capital Resources

The amount of cash flow generated and the working capital needs of the nightclub operations does not materially fluctuate and is predictable. We expect to meet our liquidity needs for the next year from existing cash balances and cash flows from operations. We intend to use our cash flows for principal and interest payments on debt, buy-back of the Company’s common stock, capital expenditures in certain clubs and repairs and maintenance in other clubs.

Working Capital

At December 31, 2008 and December 31, 2007, the Company had cash and cash equivalents of approximately $2,210,000 and $2,979,000 respectively. Our total current assets were $4,020,000 and $5,047,000 for the same time period. Current liabilities totaled $7,128,000 at December 31, 2008 and $12,166,000 at December 31, 2007. The Company’s current liabilities exceed its current assets and had a negative working capital of $3,108,000 at December 31, 2008 and $7,119,000 at December 31, 2007. The working capital deficit decreased by $4,011,000 between the two years.

Of the current liabilities at December 31, 2008, approximately $575,000 is due to Lowrie Management LLLP. In addition, another $2,040,000 of current liabilities are guaranteed by Mr. Lowrie and secured by his personal assets. At December 31, 2008, the Company still had $1,190,000 of available and unused funding on its revolving line of credit with one bank and consolidated three loans into one loan with a second local bank. Current economic conditions have temporarily suspended the process of negotiating a larger line of credit. We have loans and a line of credit with our lead bank and have no reason to believe that these will not be renewed when they come due in 2010 to 2013.

In 2007, we sold 3,000,000 shares in a private placement for $20,400,000 net proceeds that we used for the acquisition of the 11 clubs in 2007. We obtained a line of credit from a bank of $5,000,000 and new loans from a private company totaling $6,000,000 and from individuals, including friends and family of Mr. Lowrie totaling $3,324,000. All of these funds were used for acquisitions during 2007.

In 2008, we also made payments on debt totaling $12,250.000, including payments or high-interest rate debt. The Company renegotiated terms on many loans in the fourth quarter of 2008 and first quarter of 2009, extending maturity dates by 12 to 14 months or more. In all instances but one loan, the interest rate and principal amounts did not change, making the extension a modification of the note, not an extinguishment. None of the Company’s debt has restrictive covenants. See note 9 for additional detail on Company debt. We have no immediate acquisitions planned in 2009, but always consider opportunities.

Cash flows generated from operations was $11,750,000, although we incurred a net loss and a net decrease in cash at the end of the fiscal year ended December 31, 2008. We have been able to satisfy our needs for working capital and capital expenditures through a combination of cash flow from nightclub operations and debt. We expect that operations will continue with the realization of assets and payment of current liabilities in the ordinary course of business.

While we can offer no assurances, we believe that our existing cash and expected cash flow from operations will be sufficient to fund our operations and necessary capital expenditures and to service our debt obligations for the foreseeable future. If we are unable to achieve our planned revenues, costs and working capital objectives, we believe that we have the ability to curtail stock repurchases and capital expenditures and will reduce costs to levels that will be sufficient to enable us to meet our cash requirement needs in the upcoming year.

Capital Resources

We had stockholders’ equity of $24,826,000 at December 31, 2008 and $53,988,000 at December 31, 2007. The decrease in stockholders’ equity is primarily a result of the non-cash impairment losses described elsewhere in this document.

Net cash provided by operating activities was $11,750,000 in fiscal 2008 compared to $9,297,000 in fiscal 2007. The major non-cash activities in 2008 were the impairment of indefinite life intangible assets (licenses, goodwill and trademarks) of $46,045,000; the non-cash impairment of the Phoenix, Arizona land and building of $1,961,000 and the provisions of depreciation of $1,678,000; non-compete amortization of $21,000 and net amortization of favorable lease rights and unfavorable lease liabilities of $192,000. The amortization of loan fees included an additional $90,000 related to the extinguishment and replacement of a note payable, with a new note with an extended due date and modified interest rate. Non-cash, stock based compensation expense totaled $421,000 for the year. Accounts payable and accrued expenses also increased by $694,000. There was also the increase in the deferred income tax benefit of $11,831,000 due to the income tax effect of the impairment losses.

Net cash used for investing activities totaled $11,082,000 for the year ended December 31, 2008. We acquired two clubs in 2008, Manana and Imperial Showgirls, for approximately $9,670,000 in cash and $5,793,000 in debt. In 2008, the Company also purchased approximately $1,324,000 in fixed assets for the clubs, mostly in leasehold improvements. This compares to eleven clubs acquired in 2007, for approximately $40,639,000 in cash plus debt to related party of $7,400,000 and the issuance of 1,048,000 shares of common stock valued at $6,303,000.

Net cash used in financing activities was $1,437,000 for 2008. In that time, we paid $268,000 in loan fees, compared to $392,000 paid to lenders in 2007. We received $16,149,000 in proceeds from new debt, of which $9,669,000 was used to acquire the two clubs, net of cash received in the acquisition, and to pay for direct acquisition costs on 2007 acquisitions. We repurchased $753,000 of common stock, which was immediately cancelled according to Colorado state law. We received $459,000 of funds from the conversion of outstanding warrants to stock. We plan to continue to repurchase VCG’s stock pursuant to the Board of Directors authorization and as conditions warrant.

The following table (presented in thousands) reconciles net income or (loss) to EBITDA by quarter. EBITDA is normally a presentation of “earnings before interest, taxes, depreciation and amortization.” EBITDA is a non-GAAP or generally accepted accounting principles calculation that is frequently used by our investors to measure operating results. EBITDA data is included because the Company understands that such information is considered by investors as an additional basis on evaluating our ability to pay interest, repay debt and make capital expenditures. Management cautions that this EBITDA may not be comparable to similarly titled calculations reported by other companies. Because it is non-GAAP, EBITDA should not be considered an alternative to operating or net income in measuring company results.

	December 31,
		2007
		(Restated —
	2008	Note 2)

Net Income (loss)	$(30,711)	$5,419
Add back:
Depreciation	1,678	1,030
Amortization of covenants not-to-compete	21	—
Amortization of leasehold rights and liabilities, net	(192)	(100)
Interest expense	3,761	2,440
Total income taxes	(11,102)	1,250

EBITDA before non-cash impairment charges	$(36,545)	$10,039
Add back:
Total non-cash impairment charges	48,006	—

EBITDA excluding non-cash impairment charges	$11,461	$10,039

EBITDA (excluding non-cash impairment charges) increased $1,422,000 in fiscal year 2008. Although EBITDA (excluding non-cash impairment charges) increased 14%, expressed as a percentage of total revenue it decreased 5%. EBITDA (excluding non-cash impairment charges) was 20% in fiscal year 2008, compared to 25% in fiscal year 2007.

Contractual Obligations and Commercial Commitments

The Company has long-term contractual obligations primarily in the form of operating leases and debt obligations. The following table (in thousands) summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments. Future interest payments related to variable interest rate debt were estimated by using the interest rate in effect at December 31, 2008.

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt	$36,458	$3,626	$13,587	$13,544	$2,613	$1,434	$1,654
Interest payments	8,031	3,274	2,341	1,685	331	168	232
Capital leases	19	10	9	—	—	—	—
Operating leases	107,565	3,618	3,674	3,691	3,828	3,853	88,901

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
VCG Holding Corp.

We have audited the accompanying consolidated balance sheets of VCG Holding Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VCG Holding Corp. and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the consolidated 2007 financial statements have been restated to correct mistakes in the application of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” and to correct other mistakes in these financial statements that were not previously detected.

/s/ Causey Demgen & Moore Inc.
Denver, Colorado
April 10, 2009

VCG Holding Corp.

Consolidated Balance Sheets
(Dollar amounts in thousands)

	December 31,
	2008	2007
		(Restated — Note 2)

Assets
Current Assets
Cash and cash equivalents (including $250 of restricted cash in 2007)	$2,210	$2,979
Assets held for sale	107	373
Other receivables	25	182
Income taxes receivable	276	272
Inventories	949	965
Prepaid expenses	282	276
Current portion of deferred income tax asset	171	—

Total Current Assets	4,020	5,047

Property and equipment, net	25,738	24,717
Deferred income tax asset (non-current)	4,069	—
Non-compete agreements	41	52
License	36,413	53,317
Goodwill	2,453	17,622
Favorable lease rights	1,705	1,533
Trade names	619	578
Other long-term assets	568	854

Total Assets	$75,626	$103,720

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$848	$764
Accrued expenses	2,257	1,647
Deferred revenue	109	150
Current portion of unfavorable lease liabilities	278	262
Current portion of capitalized lease	10	9
Current portion of long-term debt	2,602	8,386
Current portion of long-term debt, related party	1,024	948

Total current liabilities	7,128	12,166

Long-term Liabilities
Deferred income tax liability	—	7,076
Deferred rent	845	—
Unfavorable lease liabilities, net of current portion	6,426	5,322
Capital lease, net of current portion	9	19
Long-term debt, net of current portion	25,749	15,695
Long-term debt, related party	7,083	5,791

Total long-term liabilities	40,112	33,903

Commitments and contingent liabilities (Note 12)
Minority Interest	3,560	3,663

Stockholders’ Equity
Redeemable Preferred Stock, none issued and outstanding	—	—
Common Stock
Common stock $.0001 par value; 50,000,000 shares authorized; 17,755,378 (2008) and 17,723,975 (2007) shares issued and outstanding	2	2
Additional paid-in capital	52,557	51,008
Retained earnings (accumulated deficit)	(27,733)	2,978

Total stockholders’ equity	24,826	53,988

Total Liabilities and Stockholders’ Equity	$75,626	$103,720

The accompanying notes are integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Operations
For the years ended
(Dollar amounts in thousands except
earnings per share)

	December 31,
	2008	2007
		(Restated — Note 2)

Revenues
Sales of alcoholic beverages	$26,242	$19,248
Sales of food and merchandise	2,503	2,282
Service revenue	25,568	13,997
Management fees and other income	3,380	4,090

Total revenues	57,693	39,617

Operating Expenses
Cost of goods sold	6,980	5,414
Salaries and wages	13,461	8,899
Other general and administrative
Taxes and permits	2,894	1,527
Charge card and bank fees	869	480
Rent	5,798	3,764
Legal fees	1,101	673
Other professional fees	2,788	1,495
Advertising and marketing	2,921	1,859
Insurance	1,712	1,042
Utilities	1,104	652
Repairs and maintenance	1,022	631
Other	4,778	3,193
Impairment of building and land	1,961	—
Impairment of indefinite-lived intangible assets	27,324	—
Impairment of goodwill	18,721	—
Depreciation and amortization	1,699	1,030

Total operating expenses	95,133	30,659

Income (loss) from operations	(37,440)	8,958

Other income (expenses)
Interest expense	(3,761)	(2,440)
Interest income	23	326
(Loss) gain on sale of assets	(206)	190
Realized loss on sale of marketable securities	—	(91)

Total other expenses	(3,944)	(2,015)

Income (loss) from continuing operations before income taxes	(41,384)	6,943

Income taxes
Income tax expense — current	730	—
Income tax expense (benefit) — deferred	(11,832)	1,250

Total income taxes	(11,102)	1,250

Minority interest expense	(429)	(251)

Income (loss) from continuing operations	(30,711)	5,442

(Loss) from discontinued operations	—-	(23)

Net income (loss)	$(30,711)	$5,419

Earnings per share
Basic income (loss) per common share
Income (loss) from continuing operations	$(1.71)	$0.33
Loss from discontinued operations	—	—

Net income (loss)	$(1.71)	$0.33

Fully diluted income per common share
Income (loss) from continuing operations	$(1.69)	$0.32
Loss from discontinued operations	—	—

Net income (loss)	$(1.69)	$0.32

Weighted average shares outstanding	17,925,132	16,623,213
Fully diluted weighted average shares outstanding	18,146,949	17,012,983

The accompanying notes are integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2008 and 2007
(In thousands)

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	deficit)	Equity
	(2007	(2007	(2007	(2007	(2007
	Restated — Note 2)	Restated — Note 2)	Restated — Note 2)	Restated — Note 2)	Restated — Note 2)

Balances, December 31, 2006	12,645	$2	$15,235	$(2,441)	$12,796
Sale of common stock for cash	3,000	—	20,400	—	20,400
Conversion of long-term debt to common stock	750	—	10,000	—	10,000
Common stock issued for acquisitions of businesses	1,048	—	6,302	—	6,302
Cancel common stock for partial payment on sale of Epicurean Enterprises	(300)	—	(2,370)	—	(2,370)
Conversion of preferred stock to common stock	89	—	325	—	325
Exercise of warrants	330	—	1,008	—	1,008
Exercise of cashless warrants	162	—	(0)	—	0
Issue common stock for services	40	—	367	—	367
Repurchase of common stock	(40)	—	(257)	—	(257)
Amortize warrants for services	—	—	122	—	122
Amortize deferred offering costs	—	—	(124)	—	(124)
Restated net income for year ended December 31, 2007	—	—	—	5,419	5,419

Restated Balances, December 31, 2007	17,724	2	51,008	2,978	53,988
Issue common stock for services	184	—	1,487	—	1,487
Issue common stock for loan fee	7	—	36	—	36
Exercise of warrants	167	—	459	—	459
Repurchase of common stock	(327)	—	(753)	—	(753)
Stock-based compensation	—	—	234	—	234
Amortize warrants for services	—	—	123	—	123
Amortize deferred offering costs	—	—	(37)	—	(37)
Net loss for year ended December 31, 2008	—	—	—	(30,711)	(30,711)

Balances, December 31, 2008	17,755	$2	$52,557	$(27,733)	$24,826

The accompanying notes are integral part of the financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flows
For the years ended
(In thousands)

		2007
	2008	(Restated — Note 2)

Operating Activities
Net income (loss)	$(30,711)	$5,419
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	18,721	—
Impairment of indefinite life intangible assets	27,324	—
Impairment of building and land	1,961	—
Depreciation and amortization	1,678	1,030
Amortization of lease rights and lease liabilities	(192)	(100)
Amortization of covenant not to compete agreements	21	—
Amortization of loan fees	448	132
Stock-based compensation expense	421	150
Issuance of common stock for services	1,422	339
Deferred income tax expense (benefit)	(11,831)	1,250
Minority interest expense	427	251
(Gain) loss on disposition of assets	216	(99)
Accrued interest added to long-term debt	181	—
Changes in operating assets and liabilities:
Income taxes and other receivables	152	69
Inventories	20	(76)
Prepaid expenses	(6)	(2)
Accounts payable and accrued expenses	694	825
Deferred revenue	(41)	109
Deferred rent	845	—

Net cash provided by operating activities	11,750	9,297

Investing Activities
Investments	—	259
Acquisitions of businesses, net of cash acquired	(9,670)	(40,639)
Additions to property and equipment	(1,321)	(998)
Deposits	(206)	56
Purchase of assets held for resale	(128)	(930)
Proceeds from sale of assets	243	763

Net cash used by investing activities	(11,082)	(41,489)

Financing Activities
Loan fees paid	(268)	(392)
Payment on capitalized leases	(9)	(950)
Proceeds from long-term debt	16,149	25,225
Payments on debt	(16,486)	(11,300)
Offering costs	—	(129)
Proceeds from stock issuances	—	20,400
Distributions to minority interests	(529)	(445)
Repurchase of stock	(753)	(257)
Proceeds from exercise of warrants	459	1,008

Net cash provided (used) by financing activities	(1,437)	33,160

Net increase (decrease) in cash	(769)	968
Cash and cash equivalents beginning of year	2,979	2,011

Cash end of year	$2,210	$2,979

Supplemental cash flow information:
Income taxes paid	$822	$—
Interest paid	$3,109	$2,315
Non-cash acquisition activities:
Fair value of assets acquired, net of cash acquired	$17,558	$66,781
Fair value of liabilities assumed	(2,095)	(12,439)
Issuance of notes payable for acquisitions	(5,793)	(7,400)
Issuance of common stock for acquisitions	—	(6,303)

Cash paid to purchase business	$9,670	$40,639

Other non-cash investing and financing activities:
Conversion of debt to common stock	$—	$10,000
Conversion of preferred stock to common stock	$—	$325
Cancellation of common stock for sale of Epicurean	$—	$(2,370)
Amortization of deferred offering costs	$37	$124
Issuance of common stock for loan fees	$36	$—

The accompanying notes are integral part of the financial statements.

VCG Holding Corp.

Notes to Consolidated Financial Statements

VCG Holding Corp.

Notes to Consolidated Financial Statements

1)	Organization

VCG Holding Corp. (the “Company”) is in the business of acquiring, owning and operating nightclubs, which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment. As of December 31, 2008, the Company, through its subsidiaries, owns and operates twenty nightclubs in Indiana, Illinois, Colorado, Texas, North Carolina, Minnesota, Kentucky, Maine, Florida and California. The Company operates in one reportable segment.

2)	Restatement of 2007 Annual Financial Statements and 2008 Quarterly Financial Statements

On March 25, 2009, the Audit Committee of the Board of Directors of the Company concluded that, upon the advice of management and in consultation with Causey Demgen & Moore Inc., the Company’s independent registered public accounting firm, the Company’s previously issued financial statements for the fiscal year ended December 31, 2007 and the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008 required restatement. The Company’s decision to restate was made in connection with the Company’s response to a comment letter received from the SEC regarding the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”) and the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The issues raised by the SEC in its comment letter included the Company’s methodology for the valuation of certain assets and liabilities purchased in connection with the acquisition of 12 nightclubs from December 2006 to December 2007, and two nightclubs in 2008. Based upon the issues raised by the SEC’s comment letter, the Company retained an independent firm to conduct a valuation of the acquired assets and liabilities. As a result of that valuation, the Company has recorded additional intangible assets and liabilities and adjusted the fair value of licenses and goodwill acquired. The Company also recorded deferred income taxes for those acquisitions involving the purchase of stock.

In addition, in connection with the Company’s review of its financial statements for the Fiscal year ended December 31, 2007, the Company determined that goodwill was overstated by $2.1 million, Additional paid-in capital was overstated by $1.2 million and other income was overstated by $0.9 million.

The Company restated its 2007 annual financial statements to reflect the above changes. The Company also restated the 2008 quarterly financial information in Note 14 to the consolidated financial statements in this Annual Report on Form 10-K, in lieu of separately amending each Form 10-Q for the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

3)	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly or majority-owned subsidiaries, and a variable interest entity for which it is the primary beneficiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. As discussed below, the Company’s most significant estimates include those made in connection with the valuation of intangible assets. Actual results could differ from these estimates.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents

The Company considers all short-term deposits and investments with original maturities of three months or less to be cash equivalents. Substantially all of the Company’s cash and cash equivalents are held by one bank located in Colorado. The Company does not believe that, as a result of this concentration, it is subject to any financial risk beyond the normal risk associated with commercial banking relationships. At December 31, 2007, cash and cash equivalents included a $250,000 restricted Certificate of Deposit (See Note 9).

Assets Held for Sale

Assets held for sale consist of an employee house, purchased by the Company, when the employee was transferred to a new nightclub in a new state.

Other Receivables

Other receivables consist of various small receivable amounts for property taxes, credit card fees and employee advances. This amount totaled approximately $25,000 at December 31, 2008. The December 31, 2007 balance is approximately $182,000 and included $88,000 of property taxes due from the purchaser of Epicurean Enterprises, plus $24,000 due from a potential acquisition.

Income Tax Receivable

Income tax receivable is the amount due from the IRS for overpayment of estimated income tax deposits made during the year shown. This amount will be applied against the first estimated tax deposit due in March 2009.

Inventories

Inventories include alcoholic beverages, food and Company merchandise. Inventories are stated at the lower of cost or market, where cost is determined by using first-in, first-out method.

Prepaid Expenses

Prepaid expenses represent expenses paid prior to the receipt of the related goods or services and consist primarily of prepaid rent and insurance for the corporate office and various nightclubs.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method estimated lives, listed below.

Years

Buildings	39
Leasehold improvements	The shorter of useful life or lease term
Equipment	3 – 10
Vehicles	5
Signs	10
Furniture and Fixtures	3 – 7

Expenditures for maintenance and repairs are charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statement of operations.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value (see note 5).

Deposits

This category includes rent, land lease and utility deposits.

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 required that all business combinations initiated after June 30, 2001 be accounted for by the purchase method and eliminates the use of the pooling-of-interests method. Other provisions of SFAS 141 and SFAS 142 required that, as of January 1, 2002, goodwill no longer be amortized, reclassifications between goodwill and other intangible assets be made based upon certain criteria, and, once allocated to reporting units (the nightclubs), that tests for impairment of goodwill be performed at least annually.

Intangible Assets

Indefinite life intangible assets are composed of licenses and trade names. Finite lived assets include non-compete agreements, which are stated at cost less accumulated amortization. Amortization is computed on the straight-line method over term of the non-compete agreement. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carring amount of such assets may not be recoverable.

Indefinite life intangible assets are composed of liquor and cabaret or sexually oriented business licenses and trade names. These are tested individually in accordance with SFAS No. 142 for impairment at least annually. An impairment loss is recognized if the carrying amount of the assets exceeds its fair value.

Favorable Lease Rights and Unfavorable Lease Liabilities

Favorable lease rights and unfavorable lease liabilities resulted from the fair value analysis of nightclub acquisitions. A favorable lease right occurs when the acquired lease is below market at the time of acquisition. An unfavorable lease liability occurs when the acquired lease payments are above market. The balance is amortized ratably into rent expense over the term of the lease, including expected renewals.

Deferred Revenue

Deferred revenue consists of the unearned portion of VIP room membership. VIP room memberships are amortized into revenues ratably over the one-year period of membership from the date of purchase. Unearned deferred revenue was approximately $109,000 at December 31, 2008 and $150,000 at December 31, 2007.

Deferred Rent

In accordance with SFAS No. 13, “Accounting for Leases”, the Company expenses rent on a straight line basis over the term of the lease.

Revenue Recognition

The Company revenues from nightclubs include funds received from the sale of alcoholic beverages, food and merchandise, service and other revenues. The Company recognizes this revenue at point-of sale upon receipt of cash, check or charge card. Service revenues include entertainer payments to perform at the Company’s nightclubs,

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

redeemed coupons and merchandise restocking charges. Service revenue also includes customer admission fees, customer payments for tab and tip charges, dance dollar payments and suite rental fees. Service revenue is collected and recorded as revenue on a daily basis when received and earned.

Other income is comprised of fees charged for usage of ATM machines located in nightclubs, credit card charges, VIP memberships, various fees at nightclubs for services and special events, and rental income from third party tenants at two nightclubs. VIP room memberships are amortized into revenue ratably over the one-year period of membership from the date of purchase. Nightclub related fees are recognized as revenue at point-of-sale upon receipt of cash, check or charge card and rental income is recorded monthly when invoiced. Other Income also includes non-club revenue such as the rent received from unrelated third parties in Denver, Indianapolis and Phoenix.

Management fees are also included in other income. These include charges for accounting, supervisory, office and payroll services billed to certain nightclubs before they were acquired by the Company in 2007. Management fees were recorded monthly.

Advertising Cost

Advertising costs are expensed as incurred and are included in selling, general and administrative expense.

Stock-based Compensation

During 2007, the Company adopted SFAS No. 123(R), “Share-Based Payment”, with the grants of options to purchase common stock to employees and Directors. SFAS No. 123(R) requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award. Compensation expense is recognized over the period an employee is required to provide service in exchange for the award, generally referred to as the requisite service period.

Income Taxes

Income taxes are recorded in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Interest and penalties related to uncertain tax positions, if any, are recognized in our provision for income taxes.

Earnings per Share

Basic earnings per share is calculated based on income available to common stockholders and the weighted-average number of shares outstanding during the period. Diluted earnings per share is calculated based on income available to common stockholders and the weighted-average number of common and potential common shares outstanding during the period. Potential common shares, composed of the incremental shares issuable upon the exercise of stock options and warrants and unvested restricted shares, are included in the earnings per share calculation to the extent they are dilutive.

In accordance with SFAS 128, “Earnings per share”, basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted earnings (loss) per share to the extent such shares are dilutive.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted weighted average shares outstanding:

	Years Ended December 31,
	2008	2007

Basic weighted average shares outstanding	17,925,132	16,623,213
Effect of dilutive securities:
Stock warrants	221,817	389,770
Stock options	—	—

Dilutive weighted average shares outstanding	18,146,949	17,012,983

The Company has excluded 300,500 and 188,000 stock options from its calculations of diluted shares outstanding in 2008 and 2007; respectively, as they represent anti-dilutive stock options.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and accounts payable at December 31, 2008 and 2007 approximates fair value due to the short-term nature of these instruments. The fair value of long-term debt, based on interest rates for instruments with similar terms and maturities, is disclosed in Note 9.

Recently Issued Accounting Pronouncements

In December 2006, SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) was issued. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. For financial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which required the Company to adopt these provisions in fiscal 2008. For nonfinancial assets and liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, which will require the Company to adopt these provisions in fiscal 2009. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008; The Company did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) and is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 141(R) will have a material impact our financial position and results of operations or cash flows.

In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS No. 160”) was issued. SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is effective for the Company beginning in fiscal 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company has no derivative instruments and the adoption of SFAS No. 161 did not affect the Company’s financial position and results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP No. 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion” (Including Partial Cash Settlement) (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP ABP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not expect the adoption of FSP APB 14-1 to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” FSP No. 157-3 became effective upon issuance. FSP No. 157-3 clarifies the application of Statement 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The adoption of FSP No. 157-3 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) SAB No. 110 which expresses the views of the Staff regarding the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payment.” In particular, the Staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the Staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the Staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The Staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the Staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has utilized the simplified method for option grants during the year-ended December 31, 2008.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Management has reviewed and continues to monitor the pronouncements of the various financial and regulatory agencies and is currently not aware of any other pronouncements that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Consolidation of Variable Interest Entities

During 2007, the Company became the $.01% general partner of the 4th Street Limited Partnership LLLP (4th Street), a limited liability limited partnership that owns a building in Minneapolis, MN that is rented by the Minneapolis nightclub operated by the Company. The land and building, which had a net book value of approximately $2,896,000 and $2,969,000 at December 31, 2008 and 2007, respectively represent the only assets held by 4th Street and the lease term is for 20 years. The majority of the 99.9% Limited Partner interests are held by “related parties”, ranging from note holders, to stockholders and Directors. Under the terms of the 4th Street agreement, profits and losses (and cash flows) are allocated between the General and the Limited Partners based on their respective ownership percentages. The Limited Partners have very limited rights with respect to the management and control of 4th Street. The Company, as the General Partner, therefore has control of the partnership. The Company has determined that the limited partnership is a variable interest entity and that the Company is the primary beneficiary. Accordingly, the Company has consolidated its assets and included equity of the partnership as minority interest on the consolidated balance sheet.

The Company has considered the provisions of FIN 46R, and has determined the following:

•	4th Street is a variable interest entity,

•	The Company’s General Partner interest is considered to be a variable interest,

•	The Company is the Primary Beneficiary; and

•	Therefore, the Company includes 4th Street in its consolidated financial statements.

The Company has reviewed the provisions of SFAS No. 66 as it relates to accounting for the minority interest attributable to the Limited Partners and has determined that the interest should not be accounted for using the financing method.

Reclassifications

Certain amounts in the financial statements for the year ended December 31, 2007 have been reclassified in order to conform to the current year’s presentation.

4)	Acquisitions

The Company’s growth strategies are to acquire existing upscale nightclubs in areas that it believes are not market saturated and are already receptive to upscale nightclubs. The Company acquired 12 nightclub operations from December 2006 to December 2007 and two in 2008. All of the acquisitions were accounted for by the purchase method of accounting; accordingly, the results of operations have been included in the consolidated financial statements since the dates of acquisition. Restricted common stock issued in these acquisitions was valued based on the average market price for a period immediately preceding the signing of the agreement. The total purchase price, including direct acquisition costs, was allocated to the acquired assets and liabilities based on their estimated fair values. In December 2008, the Company obtained an independent valuation of the acquired intangible assets and buildings. The values included in the following tables reflect the results of that valuation. The acquired licenses and trade names are considered to have indefinite lives and will not be amortized. The non-compete agreements and favorable and unfavorable lease rights will be amortized over the terms of the agreements or leases.

On December 28, 2006, the Company purchased the general partnership interest of Denver Restaurants Concepts LP (“DRC”) in consideration for the issuance of 50,000 shares of the Company’s restricted common

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

stock, valued $250,000 ($5.00 per share). In addition, VCG purchased 92% limited partnership interest in DRC from Lowrie Management LLLP for an 8.5% $5.5 million promissory note. DRC operates PT’s® Showclub in Denver, Colorado. The total purchase price, including direct acquisition costs of $105,588, was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

Cash	$95
Other current assets	5
Inventory	26
Property and equipment	349
Goodwill	453
Licenses	5,359
Unfavorable lease right	(290)
Liabilities assumed	(111)
Minority Interest	(31)

Purchase price	$5,855

The total amount of goodwill amortizable over 15 years for tax purposes is $453,000.

On January 2, 2007, the Company acquired all of the common stock of the general partner of Kentucky Restaurant Concepts LP (“KRC”) for $300,000. The Company also acquired 100% of the limited partner interests in KRC for 800,000 shares of restricted common stock valued at $4,179,200 ($5.224 per share). KRC operates PT’s® Showclub of Louisville, Kentucky. The total purchase price, including direct acquisition costs of $19,048, was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

Cash	$79
Other current assets	38
Inventory	10
Property and equipment	233
Deposits and other assets	15
Goodwill	230
Licenses	3,584
Favorable lease right	390
Liabilities assumed	(81)

Purchase price	$4,498

The total amount of goodwill amortizable over 15 years for tax purposes is $230,000.

Operations for KRC began on the first day of 2007 and the results of its operations are fully included in the 2007 financial data.

On January 18 and February 5, 2007, the Company acquired the general partner and majority limited partner interests in two limited partnerships, RCC, LP (“RCC”) and Cardinal Management LP (“Cardinal”) from Lowrie Management LLLP and third parties. RCC and Cardinal operates Roxy’s in Brooklyn, Illinois and PT’s® Showclub in Centreville, Illinois, respectively.

On February 7 and 9, 2007, the Company acquired the general partner and majority limited partner interests in two limited partnerships, IRC, LP (“IRC”) and MRC, LP (“MRC”) from Lowrie Management LLLP and a third party. MRC and IRC operates PT’s® Sports Cabaret and The Penthouse® Club in Sauget, Illinois, respectively.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Seller % Interest	RCC	Cardinal	MRC	IRC	Total

Lowrie LLLP – 1% GP and 87% LP
Cash	$800,000				$800,000
Common stock (50,000 shares)	395,300				395,300
Third party LP
6% – Cash	84,000				84,000
20% – Common stock (38,235 shares)	302,287				302,287
Lowrie LLLP –1% GP and 82%		$300,000			300,000
Common stock (50,000 shares)		429,100			429,100
Third party LP – 15.5% for cash		153,000			153,000
Lowrie LLLP –1% GP and 99% LP
8.5% promissory note			$3,200,000		3,200,000
Common stock (50,000 shares)			458,900		458,900
Lowrie LLLP– 1% GP and 89% LP
8.5% promissory note				$4,200,000	4,200,000
Common stock (50,000 shares)				437,800	437,800
Third party LP – 2% for cash				90,000	90,000
Debt assumed from seller				481,008	481,008
Direct acquisition costs	15,004	53,398	16,472	18,335	103,209

Total	$1,596,591	$935,498	$3,675,372	$5,227,143	$11,434,604

The total purchase price, including direct acquisition costs, was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

	RCC	Cardinal	MRC	IRC	Total

Cash	$44	$28	$69	$104	$245
Other current assets	11	8	6	26	51
Inventory	9	8	16	49	82
Property and equipment	56	118	192	1,180	1,546
Other assets	2	—	3	4	9
Licenses	1,116	588	3,236	3,931	8,871
Trade name	77	—	—	—	77
Favorable leasehold interest	210	160	—	—	370
Goodwill	130	108	1,087	1,356	2,681
Liabilities assumed	(33)	(34)	(94)	(752)	(913)
Unfavorable leasehold interest	—	—	(840)	(610)	(1,450)
Minority interest	(25)	(49)	—	(61)	(135)

	$1,597	$935	$3,675	$5,227	$11,434

The total amount of goodwill, amortizable over 15 years for tax purposes is $2,681,000.

On April 16, 2007, the Company acquired the majority of the assets of Regale, Inc. (“Regale”) for $10,100,000 in cash and 30,389 shares common stock valued at $305,987 ($10.07 per share). Regale operates The Men’s Club® in Raleigh, North Carolina. The total purchase price, including direct acquisition costs and litigation costs relating

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

to the Thee Dollhouse Productions litigation of $1,188,976 (note 12), was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

Inventory	$50
Property and equipment	4,000
Goodwill	1,676
Trade name	—
Licenses	7,209
Unfavorable lease right	(1,340)

Purchase price	$11,595

The total amount of goodwill amortizable over 15 years for tax purposes is $1,676,000.

On May 30, 2007, the Company acquired 100% of the common stock of Classic Affairs, Inc. (“Classic”) for $7,001,000 in cash. Classic operates Schiek’s Palace Royale in Minneapolis, Minnesota. The total purchase price, including direct acquisition costs of $46,590, was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

Cash	$30
Inventory	28
Property and equipment	282
Goodwill	3,514
Trade name	277
Licenses	5,915
Unfavorable lease right	(750)
Deferred income taxes	(2,249)

Purchase price	$7,047

The total amount of goodwill, amortizable over 15 years for tax purposes is $0.

On September 14, 2007, the Company acquired 100% of common stock of Kenkev, Inc. (“Kenkev”) for $4,500,000 in cash. Kenkev operates PT’s® Showclub in Portland, Maine. The total purchase price, including direct acquisition costs of $201,807, was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

Inventory	$40
Property and equipment	120
Goodwill	2,157
Licenses	4,330
Non-compete agreement	18
Unfavorable lease right	(320)
Deferred income taxes	(1,643)

Purchase price	$4,702

The total amount of goodwill amortizable over 15 years for tax purposes is $0.

On September 17, 2007, the Company acquired 100% of the member units of Golden Productions JGC Fort Worth, LLC. (“Golden”) for $3,754,283 in cash. Golden operates Jaguar’s Gold Club in Ft. Worth, Texas. The

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

total purchase price, including direct acquisition costs of $82,063, was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

Cash	$10
Property and equipment	2,129
Deposits and other assets	29
Goodwill	1,649
Licenses	1,535
Non-compete agreement	4
Unfavorable lease right	(1,520)

Purchase price	$3,836

The total amount of goodwill amortizable over 15 years for tax purposes is $1,649,000.

On October 29, 2007, the Company acquired 100% of the capital stock of Kenja Venture, Inc. and Kenja II, Inc. (collectively, “Kenja”) for $6,875,000 in cash. Kenja operates PT’s® Showclub in Miami, Florida. The total purchase price, including direct acquisition costs of $430,273, was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

Cash	$58
Other current assets	31
Inventory	63
Property and equipment	1,147
Goodwill	2,779
Licenses	4,527
Non-compete agreement	12
Favorable lease right	810
Deferred income taxes	(2,122)

Purchase price	$7,305

The total amount of goodwill amortizable over 15 years for tax purposes is $0.

On December 21, 2007, the Company acquired the operating assets and trade name of Stout Restaurant Concepts, Inc. (collectively “Stout”) and certain other assets including assets of the Bradshaw Hotel, Inc., for $5,200,000. Stout operates LaBoheme Gentlemen’s Club in Denver, Colorado. The total purchase price, including direct acquisition costs of $21,832, was allocated to the acquired assets and liabilities as follows (in thousands):

Cash	$20
Inventory	45
Property and equipment	283
Goodwill	253
Trade name	224
Licenses	4,429
Non-compete agreement	18
Unfavorable lease right	(50)

Purchase price	$5,222

The total amount of goodwill amortizable over 15 years for tax purposes is $253,000.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

On April 14, 2008, the Company acquired 100% of the common stock of Manana Entertainment, Inc. (“Manana”) and the building in which Manana operates Jaguar’s Gold Club of Dallas for total cash consideration of $4,093,525 (of which $150,000 was deposited on October 29, 2007) and a 12% promissory note in the amount of $2,500,000. The total purchase price of $6,593,525, including direct acquisition costs of $307,914, was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

Cash	$32
Inventory	5
Property and equipment	3,166
Deposits and other assets	25
Goodwill	2,259
Licenses	3,501
Non-compete agreement	8
Unfavorable lease right	(1,390)
Deferred income taxes	(705)

Purchase price	$6,901

The total amount of goodwill amortizable over 15 years for tax purposes is $0.

In July 28, 2008, the Company acquired the assets of the VCG-IS LLC (“VCG-IS”) for cash consideration of $4,005,000 and an 8% promissory note in the principal amount of $3,293,027. VCG-IS operates Imperial Showgirls Gentlemen’s Club in Anaheim, California. The total purchase price of $7,293,027, including direct acquisition costs of $321,643, was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

Property and equipment	$161
Deposits and other assets	7
Goodwill	380
Trade name	276
Licenses	6,546
Favorable lease right	250

Purchase price	$7,620

The total amount of goodwill amortizable over 15 years for tax purposes is $380,000.

The following pro forma financial information includes the consolidated results of operations as if the 2007 and 2008 acquisitions had occurred at January 1, 2007, but do not purport to be indicative of the results that would have occurred had the acquisitions been made as of that date or of results which may occur in the future (in thousands).

	December 31
Pro forma	2008	2007

Revenue	$59,816	$53,228
Net income (loss)	(29,800)	9,086
Earnings per share
Basic	$(1.66)	$.55
Diluted	$(1.64)	$.53

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

5)	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
		(Restated)

Land	$857	$857
Buildings	14,075	13,222
Leasehold Improvements	10,646	9,719
Equipment	2,471	2,041
Vehicles	138	—
Signs	269	312
Furniture and fixtures	1,918	1,518

	30,374	27,669
Less accumulated depreciation	4,636	2,952

Property and equipment, net	$25,738	$24,717

Depreciation expense was approximately $1,678,000 and $1,029,000 for the years-ended December 31, 2008 and 2007, respectively.

SFAS 144 Impairment of Assets requires a fair market valuation of assets, including land and buildings, in the event of developments such as adverse changes in the business climate or a decline in market value. In December 2008, the Company ordered an appraisal of the land and building owned in Phoenix, Arizona. This building was rented by the individual who purchased the operations and ownership interest in our subsidiary Epicurean Enterprises in January 2007. The lessee defaulted on the lease in August 2008 and the Company is now in the process of reclaiming the property (See Note 12.) The appraisal was performed by an independent third party real estate appraiser who valued the land and building at $2,600,000. The company recognized a non-cash impairment loss of approximately $1,961,000 on December 31, 2008.

6)  Intangible Assets

Intangible assets consisted of the following (in thousands):

				December 31, 2007
	December 31, 2008			(Restated — Note 2)
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Amortizable intangible asset Covenant not to compete	$62	$(21)	$41	$52	$—	$52
Favorable lease rights	1,820	(115)	1,705	1,570	(37)	1,533

	1,882	(136)	1,746	1,622	(37)	1,585
Non-amortizable intangible assets
Licenses	36,413	—	36,413	53,317	—	53,317
Trade names	619	—	619	578	—	578

	$38,914	$(136)	$38,778	$55,517	$(37)	$55,480

At December 31, 2008, definite lived intangible assets are expected to be amortized over a period of one to 24 years as follows (in thousands):

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Year Ending December 31,

2009	$102
2010	100
2011	90
2012	89
2013	85
Thereafter	1,280

$1,746

A reconciliation of the activity affecting indefinite lived intangible assets is as follows (in thousands):

			Trade
	Goodwill	Licenses	Names

Balance at December 31, 2006	$15,670	$961	$—
Club acquisitions in 2007	13,617	40,401	578
Acquisition purchase price adjustments	(11,665)	11,955	—

Balance — December 31, 2007	17,622	53,317	578
Club acquisitions in 2008	2,639	10,047	276
Acquisition purchase price adjustments	913	138	—
Less: impairment charges	(18,721)	(27,089)	(235)

Balance at December 31, 2008	$2,453	$36,413	$619

As a result of an independent valuation performed in 2008, the Company reclassified $6,833,000 of goodwill existing at December 31, 2006 to licenses, which is included in the 2007 acquisition purchase price adjustments.

In performing the Company’s annual impairment assessment at December 31, 2008 in accordance with SFAS 142, the Company recorded a non-cash impairment charge for licenses of approximately $27,089,000 and trade names of approximately $235,000. In addition, the Company evaluated its goodwill at December 31, 2008 and recorded a non-cash impairment charge of approximately $18,721,000. The total impairment charge was approximately $46,045,000.

The fair value of the licenses, trade names and reporting units was based on estimated discounted future net cash flows. The impairment charge was indicative of an overall decrease in the U.S. economy, which resulted in the Company decreasing its growth of estimated future cash flows and increasing its estimated discount rate. The discount rated increased primarily due to the perceived risk related to the ability of the Company to meet its projections in the current economic and financial environment.

7)	Other Long-Term Assets

The Company’s other long-term assets consists of the following (in thousands):

	December 31,
	2008	2007
		(Restated — Note 2)

Loan fees, net	$246	$390
Deposits – lease and utility	122	83
Other	200	381

	$568	$854

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

8)	Accrued Expenses

The Company’s accrued expenses consist of the following (in thousands):

	2008	2007
		(Restated — Note 2)

Payroll and related expenses	$833	$647
Sales taxes	297	226
Property taxes	375	191
Legal and professional charges	668	288
Interest	84	61
Rent	0	234

Total	$2,257	$1,647

9)	Long-Term Debt

The Company’s long-term debt consists of the following (in thousands):

Related Party

	December 31,
Description of Debt	2008	2007

Note payable to Lowrie Management LLLP, interest at 8.5%, monthly principal and interest payments of $112,841, due January 2013, collateralized by general assets of IRC, DRC and the Company and consent to the transfer of the adult permit and liquor license.	4,754	5,660
Note payable to Lowrie Family Foundation, a Corporation controlled by the Company’s Chairman, interest at 10%, interest accrued monthly, due February 2011, unsecured.	663	600
Note payable to Lowrie Management LLLP, interest at 10% due monthly, principal due April 2011, collateralized by the general assets of Denver Restaurant Concepts, general assets of IRC, L.P., and consent to the transfer of the adult permit and liquor license upon default in the name of Denver Restaurant Concepts LP and RCC, LP.	1,336	—
Note payable to the President and Chief Operating Officer, interest at 10% due monthly, principal due February 2010, unsecured.	100	—
Note payable to a Board member, interest at 10% due monthly, principal due November 2010, unsecured.	50	50
Notes payable to related party of Chairman, interest at 10%, monthly interest and principal payments of approximately $4,873, due between December 2010 and February 2011, unsecured.	243	276
Note payable to related party of Chairman, interest at 10%, monthly interest payments of $3,167, due February 2010, collateralized by the general assets of IRC, LP and Denver Restaurant Concepts LP, and consent to the transfer of the adult permit and liquor license upon default in the name of Denver Restaurant Concepts LP and IRC, LP.	380	—

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
Description of Debt	2008	2007

Note payable to employee, interest at 10%, due October 2011, unsecured.	168	153
Note payable to related party of board member, interest at 10%, due February 2010, collateralized by a personal guarantee from the Chairman.	413	—

Total debt due at December 31, 2008 and 2007, respectively	$8,107	$6,739
Less: Current Portion	(1,024)	(948)

Total Long-Term Debt	$7,083	$5,791

The rates on all related party transactions are equal to or less than other unsecured or secured notes to unrelated parties.

Third Party

	December 31,
Description of Debt	2008	2007

$4,000,000 line of credit, interest at prime (6% at December 31, 2008) plus .5% (floor is 6%) due monthly, principal due June 2010, collateralized by Company shares owned by Lowrie Management LLLP.	$2,810	$5,000
Note payable, interest at 14% due monthly, periodic principal payments with balance due December 2011, collateralized by (6) buildings including KY, CO, IL, TX and AZ, 500 shares of Kenja common stock, and 238,000 shares of VCGH stock held by Lowrie Management LLLP.	5,000	5,500
Note payable, interest at 8%, monthly principal and interest payments of $43,041, due July 2011, collateralized by assets of VCG-IS, LLC.	3,187	—
Note payable, interest at 12%, monthly principal and interest payments of $28,694.19 with periodic principal payments, due May 1, 2010, collateralized by assets of Manana Entertainment, Inc.	1,928	—
Note payable, interest at prime (6% at December 31, 2008) plus .5% (floor is 6%) due monthly, periodic principal payments with balance due June 2013, collateralized by a P&A Select Strategy Fund and securities owned by Lowrie Management LLLP.	2,375	—
Note payable, interest at 8.5%, monthly principal and interest payments of $36,156 with a balloon payment of $2,062,483 due May 2010, collateralized by securities owned by Lowrie Management LLLP.	2,081	2,584
Note payable, interest at prime (5.5% at June 29, 2008) plus .5% due monthly, interest only payments with principal due January 2008, collateralized by a life insurance policy issued by Security Life of Denver Insurance Company on the life of the Chairman and securities owned by Lowrie Management LLLP. In June 2008, the Company paid this loan in full.	—	1,600
Note payable, interest at 9%, monthly principal and interest payments of $7,612 and a balloon of $437, 035, due May 2010, collateralized by securities owned by in the name of Lowrie Management LLLP and the assets of Lowrie Management LLLP a partnership controlled by the Chairman. In November 2008, the Company paid this loan in full.	—	541
Note payable, interest at prime (6% floor) (6% at December 31, 2008) plus 1% due monthly, principal and interest payments of $55,898 due November 2014, collateralized by furniture, fixtures and equipment of RCC, L.P., IRC, L.P., Platinum of Illinois, Inc., MRC, L.P., Cardinal Management L.P., VCG CO Springs, Inc., VCG Real Estate Holdings, Inc., Glendale Restaurant Concepts L.P., Glenarm Restaurant LLC and the real estate of Indy Restaurant Concepts.	3,326	—

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
Description of Debt	2008	2007

Note payable, interest at prime (6% at October 30, 2008) plus 2% due monthly, principal and interest payments of $15,018 due November 2011, collateralized by furniture, fixtures, equipment, and inventory of Glenarm Restaurant LLC. This loan was consolidated into a new loan in November 2008.	—	628
Note payable, interest at prime (7.25% at October 30, 2008) plus 1% due monthly, principal and interest payments of $3,943 due April 2010, collateralized by furniture, fixtures, and equipment of Glendale Restaurant. This loan was consolidated into a new loan in November 2008.	—	106
Note payable, interest at prime (5% at October 30, 2008) plus 1% due monthly, principal and interest payments of $13,869 and one balloon of $1,350,853 due October 2011, collateralized by the real estate of Indy Restaurant Concepts in Indiana. This loan was consolidated into a new loan in November 2008.	—	1,468
Note payable, interest at prime (5% at October 30, 2008) plus 1% due monthly, principal and interest payments of $18,420 due November 2012, collateralized by the general assets of Cardinal Management LP. This note was consolidated into a new loan in November 2008.	—	876
Note payable, interest at prime (5% at October 30, 2008) plus 1% due monthly, principal and interest payments of $11,400 due August 2013, collateralized by furniture, fixtures and equipment of VCG CO Springs, Inc. This loan was consolidated into a new loan in November 2008.	—	605
Note payable, from 2009 to 2018, the loan shall bear interest at a rate equal to the lesser of (i) twelve percent (12%) or (ii) the rate for ten (10) year Treasury Bills plus four percent (4%). Monthly principal and interest payments of $22,949 due September 2018, collateralized by certain real and personal property of Epicurean.	1,848	1,930
Various notes payable, interest at 11%, monthly interest payments totaling approximately $12,750, due January 2010, collateralized by the general assets of the Company and a guarantee by the Chairman of the Company.	1,400	400
Various notes payable, interest at 11%, monthly interest payments totaling approximately $9,166, due July 2010, collateralized by the general assets of the Company, the cash flow and 100% stock in VCG-IS, LLC.	1,000	—
Note payable, interest at 12% due monthly, periodic principal payments with balance due July 2011, collateralized by six (6) buildings including Kentucky Restaurant Concepts, Denver Restaurant Concepts, Glendale Restaurant Concepts, Platinum of Illinois, Golden Productions JCG Ft. Worth and Epicurean.	1,000	—
Notes payable, interest at 10%, monthly interest payments totaling approximately $11480, due between November 2009 and October 2013, unsecured.	1,381	1,639
Notes payable, interest at 11%, monthly interest payments totaling approximately $2,290, due November 2010, collateralized by the general assets of the Company, the cash flow and 100% stock in Manana Entertainment, Inc.	250	—
Note payable, interest at 10% monthly principal and interest payments of $3,303 due October 2013, unsecured.	232	206
Note payable, interest at prime (8% at December 31, 2008) plus 1% due monthly, principal and interest payments of $6,819, due December 2009, unsecured.	79	150
Note payable, interest at prime (5.5% at December 31, 2008) plus 1% due monthly, principal and interest due February 2011, this note is unsecured.	146	216
Note payable, interest at 8.5%, monthly principal and interest payments of $10,258 due October 2011, collateralized by the general assets of the Company and guaranteed by the Chairman of the Company.	308	401

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
Description of Debt	2008	2007

Note payable, interest at 7% monthly principal and interest payments of $5,955 and one balloon payment of $226,867 due February 2008, collateralized by a $250,000 certificate of deposit. In January 2008, the Company paid this loan in full and no longer has the CD requirement.	—	230
Total debt due at December 31, 2008 and 2007, respectively	$28,351	$24,080

Less: Current Portion	(2,602)	(8,386)

Total Long-Term Debt	$25,749	$15,694

The table below shows the future maturities of the principal amount of the related party and third party long-term debt as of December 31, 2008 reflecting the extension of maturity dates disclosed in the subsequent events footnote (in thousands):

2009	$3,626
2010	13,587
2011	13,544
2012	2,613
2013	1,434
Thereafter	1,654

$36,458

At December 31, 2008, the Company still had $1,190,000 of available and unused funding on its revolving line of credit. At that date too, management believes the carrying amount of our fixed rate debt approximates the fair value of that date.

10)	Income Taxes

The provisions for income taxes from continuing operations consist of the following components (in thousands):

	Year Ended
	December 31,
	2008	2007

Income tax expense- current	$730	$—
Income tax expense- deferred	(11,832)	(1,250)

	$(11,102)	$(1,250)

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the Company’s effective income tax rate and the United States Federal statutory rate is as follows:

	Year Ended
	December 31,
	2008	2007
		(Restated — Note 2)

United States federal statutory rate	(34.0)%	34.0%
State income taxes, net of Federal income tax benefit	(3.8)%	2.6%
Permanent differences	2.0%	0.0%
Utilization of net operating loss	(0.4)%	(10.0)%
Tax credits	(0.9)%	(8.6)%
Impairment of nondeductible goodwill	10.3%	0.0%

	(26.8)%	18.0%

The Company is entitled to a tax credit for the social security and Medicare taxes paid by the Company on its employees’ tip income. This tip tax credit is subject to carry back and carry forward provisions of the Internal Revenue Code. At December 31, 2008 and 2007, the Company has unused tip tax credits of $256,000 and $179,000, respectively, which expire in 2028.

At December 31, 2008 and 2007, total deferred tax assets, liabilities and valuation allowance are as follows (in thousands):

	December 31,
	2008	2007
		(Restated — Note 2)

Licenses, trade names, and other intangibles	$3,591	$(1,267)
Net unfavorable leases	2,075	1,536
Goodwill	(1,777)	(7,451)
Property and equipment	(27)	(253)
Accrued litigation cost	100	—
Net operating loss carryforwards	22	180
Tax credits	256	179

Net deferred tax asset (liability)	$4,240	$(7,076)

The Company has a net operating loss carry forward of approximately $55,000 in 2008 and $486,000 in 2007; respectively, which expire in 2028. Because the Company anticipates being profitable in the future and anticipates being able to utilize its deferred tax assets, no valuation allowance was recorded at December 31, 2008.

11)	Stockholders’ Equity

Common Stock

Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters. Since the Company’s common stock does not have cumulative voting rights, the holders of shares having more than 50% of the voting power, if they choose to do so, may elect all Directors and the holders of the remaining shares would not be able to elect any Directors. In the event of a voluntary or involuntary liquidation of our company, all stockholders are entitled to a pro rated distribution of the Company’s assets remaining after payment of claims by creditors and liquidation preferences of any preferred stock. Holders of the Company’s common stock have no

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

conversion, redemption or sinking fund rights. All of our outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

The Board of Directors, without further action by the stockholders, is authorized to issue up to 1,000,000 shares of Preferred Stock in one or more series. The Board may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights and any other preferences. Because of its broad discretion with respect to the creation and issuance of preferred stock without stockholder approval, the Board could adversely affect the voting power of the holders of our common stock and, by issuing shares of Preferred Stock with certain voting, conversion and/or redemption rights, could delay, defer or prevent an attempt to obtain control of the Company. The Board has authorized the sale of 1,000,000 shares of Class A Preferred. As of December 31, 2008 and 2007, none of the Company’s Series A Preferred Stock is outstanding.

Stock Option and Stock Bonus Plans

The Company’s stockholders have approved the (i) the 2002 Stock Option and Stock Bonus Plan, (ii) the 2003 Stock Option and Stock Bonus Plan and (iii) the 2004 Stock Option and Appreciation Rights Plan (collectively, “the Plans”). Under each of the Plans, the Company may grant to designated employees, officers, Directors, advisors and independent contractors incentive stock options, nonqualified stock options and stock. If options granted under the Plans expire, or are terminated for any reason, without being exercised, or bonus shares are forfeited, the shares underlying such option and/or bonus shares will become available again for issuance under the applicable Plan.

The Compensation Committee and/or the Board of Directors determines which individuals will receive grants, the type, size and terms of the grants, the time when the grants are made and the duration of any applicable exercise or restriction period, including the criteria for vesting and the acceleration of vesting, and the total number of shares of common stock available for grants.

The stock awards issued under the Plans as of December 31, 2008 were:

				Shares to be	Shares
				Issued Upon	Remaining
				Exercise of	Available for
	Shares	Shares	Available	Outstanding	Future
	Authorized	Granted	for Grant	Options	Issuance

2002 Stock Option and Stock Bonus Plan	700,000	699,776	224	—	224
2003 Stock Option and Stock Bonus Plan	250,000	247,292	2,708	—	2,708
2004 Stock Option and Appreciation Rights Plan	1,000,000	263,333	736,667	300,500	436,167

	1,950,000	1,210,401	739,599	300,500	439,099

As of December 31, 2008, the Company has issued 1,210,401 shares of common stock for services rendered. During 2008, the Company issued 80,000 shares of common stock to a consultant for marketing services. In connection with this stock grant, the Company recorded $836,000 to advertising and marketing expense.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

No stock options were issued by the Company prior to 2007. The following is a summary of all stock option transactions under the 2004 Stock Option Plan for the years ended December 31, 2008 and 2007:

		Weighted-average
	Options	exercise price

Outstanding at December 31, 2006	—	—
Granted above fair market value	195,500	$10.00
Exercised	—	—
Forfeited	(7,500)	10.00

Outstanding at December 31, 2007	188,000	$10.00
Granted above fair market value	167,000	11.95
Exercised	—	—
Forfeited	(54,500)	11.21

Outstanding at December 31, 2008	300,500	$10.37

Exercisable at December 31, 2008	—	—

As of December 31, 2008, the range of exercise prices for outstanding options was $6.00 — $13.00. The weighted average remaining contractual term as of December 31, 2008 is 8.8 years for the outstanding options under the Plans. There is no aggregate intrinsic value as of December 31, 2008 because the fair market value of the outstanding options is below the weighted average exercise price.

Employee stock options are subject to cancellation upon termination of employment and expire ten years from the date of grant. The options generally vest 20% on the third anniversary and 40% each on fifth and seventh anniversaries of the date of grant. Options are generally granted at an exercise price significantly above the fair market value of the common stock covered by the option on the grant date.

Valuation and Assumptions

The Company adopted SFAS No. 123R, “Share-Based Payments” upon its initial stock option issuance in April 2007. A transition method was not required since there were no outstanding stock options. The Company used the Black-Scholes Option Pricing Model to determine the fair value of option grants, using the weighted average assumptions noted in the following table. Our expected volatility assumption was calculated using the Company’s historical stock prices since it went public in October 2003, averaged with a peer-group’s historical volatility for the one to two years prior to 2003 needed to reflect the six years expected life. Volatility assumptions ranged from 60% — 66%. The assumed risk-free rates were based on U.S. Treasury rates in effect at the time of grant and ranged from 3.5% — 4.7%. The expected option life was determined using the simplified method in accordance with Staff Accounting Bulletin 110 and represents the period of time that options granted are expected to be outstanding.

	December 31,
	2008	2007

Expected life in years	6.07	6.07
Weighted average expected volatility	62%	61%
Weighted average risk free rates	3.5%	4.6%
Dividend yield	—	—
Weighted average grant date fair value	$5.25	$4.89

For the year ended December 31, 2008, compensation cost charged against income was $233,634. At December 31, 2008, there was $1.1 million of total unrecognized compensation cost, net of estimated forfeitures of

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

16%, related to unvested stock options. This cost is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately six years.

Stock Warrants

The Company has issued warrants exercisable at December 31, 2008 into an aggregate of 325,376 shares of the Company’s common stock as indicated below. Warrants were issued for debt and equity financing. Each warrant is exercisable into one share of the Company’s common stock, subject to certain adjustments and may in certain circumstances be exercisable on a cashless basis. The following is a summary of stock warrant activity:

		Warrants	Warrants	Warrants	Warrants
	Exercise	Outstanding	Exercised	Exercised	Outstanding
	Price	2006	2007	2008	2008

Warrants issued in 2004	$3.00	147,500	120,068	—	27,432
Warrants issued in 2004	$4.00	147,500	99,234	—	48,266
Warrants issued in 2004	$2.00	59,398	59,398	—	—
Warrants issued in 2004	$2.50	140,208	140,208	—	—
Warrants issued in 2006	$2.50	250,000	41,661	83,500	124,839
Warrants issued in 2006	$3.00	250,000	41,661	83,500	124,839

Exercisable at December 31, 2008		994,606	502,230	167,000	325,376

(Weighted average remaining life 11 months) (Weighted average exercise price $2.96)

12)	Commitments and Contingencies

Operating Leases

The Company conducts a major part of its operations from 16 leased facilities, including three related party leases, and two land leases. The buildings are under non-cancellable operating leases that expire between October 2009 and November 2032. Most of the operating leases contain provisions where the Company can, at the end of the initial lease term, extend the lease term for between two and 12 additional five or ten-year periods, with adjusted rent increases. In most cases, the Company expects that in the normal course of business, leases will be renewed for the maximum lease option term. The land leases expire between January 2012 and September 2012, but can be extended for four additional five-year terms and 12 additional five-year terms, respectively. In virtually all cases, the Company expects that in the normal course of business, leases will be renewed for the maximum lease option term. Total rent expense for the twelve months ended December 31, 2008 was approximately $5,798,000, of which $414,000 was paid to Lowrie Management LLLP, a related party. Rent expense for the year ended December 31, 2007 was approximately $3,764,000 of which $414,000 was paid to Lowrie Management LLP.

Future minimum lease payments as of December 31, 2008 are setforth in the following table (in thousands):

Year Ended December 31,	Related Party	Non-Related	Total

2009	$419	$3,199	$3,618
2010	462	3,212	3,674
2011	462	3,229	3,691
2012	477	3,351	3,828
2013	477	3,376	3,853
Thereafter	9,661	79,240	88,901

Total minimum lease payments	$11,958	$95,607	$107,565

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Our leases typically require that we pay real estate taxes, insurance and maintenance costs in addition to the minimum rental payments included in the above table. Such costs vary from year to year and totaled $805,000 for 2008, and $395,000 for 2007. The costs were substantially lower in 2007 because 11 of the clubs acquired that year only paid partial property taxes and maintenance costs.

Favorable lease rights represents the approximate fair market value arising from lease rates that are below market rates as of the date of a club’s acquisition. The amount is being amortized into rent expense ratably over the remaining term of the underlying lease. Unfavorable lease liability represents the approximate fair market value arising from lease rates that are above market rates as on the date of a club’s acquisition. Unfavorable lease liabilities are being amortized into rent expense ratably over the remaining term of the underlying lease.

The Company leased the Arizona building and land to the purchaser of Epicurean Enterprises, LLC for $20,000 per month, actually collecting $140,000 in 2008 and $230,000 in 2007. The lessee defaulted on the lease in August 2008, and the Company fully reserved as bad debt the remaining rent payments due for the year. The Company does not expect any rent from this lessee in the future. See note 13.

The Company subleases unused space in the buildings that also house clubs in Indianapolis and Denver. These are operating leases with a contract for the first year, and switching to a month-to-month basis after that. Rental income earned from the Indianapolis facility totaled $20,365 in 2008 and $74,390 in 2007. This lessee vacated the Indianapolis facility in March 2009, and another tenant is scheduled to move in beginning April 2009 at the rate of $6,720 per month. The new lease is for 12 months, and month-to-month thereafter. In July 2008, the Company leased the upper floor of the Diamond Cabaret in Denver to an independent third party as a dance club. The operating lease is for $7,000 plus common area maintenance and is for 12 months, switching month-to-month after that date. The Company recognized $28,000 in rental income from this lease in 2008.

Capitalized Leases

In August 2004, the Company entered into a capitalized lease with First Federal Leasing in the amount of $51,858. This lease was for signage for the exterior of our Indianapolis nightclub. The lease was payable at $1,010 monthly, due August 2009. The Company paid this lease off in January 2009. This is the only capitalized lease that the Company currently had in effect at December 31, 2008.

Capital Lease
Year Ended December 31,	Obligations

2009	$12
2010	9

Total minimum lease payments	21
Amount representing interest	(2)

Present value of future minimum lease payments	19
Current portion of lease obligation	(10)

Obligations under capital lease due after one year	9

Property recorded under capital leases includes the following amounts for December 31, 2008 and 2007 (in thousands):

	2008	2007

Sign under capital leases	$50	$50
Less accumulated depreciation	(24)	(19)

Net sign under capital leases	$26	$31

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

The interest payments on variable interest rate debt was calculated using the interest rate in effect for that note as of December 31, 2008. At December 31, 2008, the Company still had $1,190,000 of available and unused funding on its revolving line of credit.

Legal Proceedings

Thee Dollhouse Productions Litigation

On or around July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in District Court, 191 Judicial District, of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. and alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale (“Plaintiffs”) and misappropriated Plaintiffs’ purported trade secrets. This lawsuit was initially filed in the District Court for the County of Dallas, Texas and was removed by VCG to the United States District Court for the Northern District of Texas, Dallas Division. As initially filed, this lawsuit named two additional parties, Hospitality Licensing Corp. and David Fairchild (the “Fairchild Defendants”) as party-defendants. The Plaintiffs sought as much as $5 million in damages from the defendants.

This case was actively litigated by VCG and the Fairchild Defendants in Texas and on May 5, 2008, VCG along with the Fairchild Defendants, filed Motions for Summary Judgment. In response to the filing of those motions, the Plaintiffs dismissed the Fairchild Defendants from the lawsuit and the court granted VCG’s Motion to Transfer to the Eastern District of North Carolina. Subsequent to transfer, the court has conducted an unsuccessful settlement conference. Thereafter, the Magistrate Judge made certain recommendations regarding scheduling.

On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an Order granting Summary Judgment to VCG and dismissed Plaintiffs’ claims in their entirety, finding that as a matter of law, VCG did not tortiously interfere with Mr. Peter’s contract with Regale and further finding that VCG did not misappropriate trade secrets. Pursuant to the Federal Rules of Civil Procedure, the Plaintiff may seek reconsideration of the Court’s opinion and/or appeal the District Court’s opinion to the United States Court of Appeals for the Fourth Circuit.

Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration on June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Plaintiffs and Regale. In addition, Plaintiffs assert that one of Regale’s principal’s tortiously interfered with the contract between Regale and Plaintiffs. This case is being arbitrated in Raleigh, N.C. Regale has filed a Motion to Stay Arbitration pending resolution of the Federal litigation involving Plaintiffs and RRC, which was removed by Plaintiffs’ to Federal Court located in the Eastern District of North Carolina. The arbitrators have stayed the arbitration to allow the court to rule on Regale’s various challenges to the arbitration proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to contract. In addition, Regale has filed a Motion to intervene in the litigation now pending between Thee Dollhouse and VCG. No rulings on any of the various motions have been made and the case is in its earliest stages and, therefore, the likely outcome is impossible to predict. The Company has not accrued anything relating to the settlement of this litigation.

Zajkowski, et. al. vs VCG and Classic Affairs Litigation

In December 2007, a former employee of VCG’s subsidiary Classic Affairs, Eric Zajkowski, filed a lawsuit in Hennepin County District Court, Minneapolis, Minnesota against VCG following his termination from employment alleging that in connection with his employment, he was subject to certain employment practices which violated Minnesota law. No actual demand has been filed with the courts. The initial action and subsequent pleading assert that this matter is filed as a purported class action. Subsequent to the filing of Plaintiffs Complaint, the Plaintiffs moved to amend their Complaint to name additional Plaintiffs and later, to name Classic Affairs as a party defendant. VCG and Classic Affairs have answered this complaint denying all liability. Classic Affairs has also filed

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

a Counter-Complaint against Mr. Zajkowski based upon matters relating to his termination from employment with Classic Affairs.

The parties have filed cross-motions for Summary Judgment and the Plaintiffs have filed a Motion for Class Certification. Those matters were heard on February 2, 2009. A ruling on those Motions is expected in May 2009. Trial is also presently scheduled for May of 2009. However, that date remains subject to change.

Texas Patron Tax Litigation

Beginning January 1, 2008, the Company’s Texas nightclubs became subject to a new state law requiring the Company to collect a five dollar surcharge for every nightclub visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the fee amounts to be an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. When cities or the State of Texas gives notice of appeal, the State supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed. Given the suspension of the judgment, the State of Texas has opted to collect the tax pending the appeal. The Company has paid the tax under protest for 2008 totaling approximately $203,000. The Company has filed a lawsuit to demand repayment of the paid taxes. On April 3, 2009, the Company was notified that the Texas legislature processed a bill to replace the Patron Tax with a 10% tax calculated on admission fees. If passed, the Company’s current amount paid under protest would be applied to future admission tax liabilities.

Adventure Plus Enterprises, Inc. (“Adventure”) v. Gold Suit, et.al. Litigation

This lawsuit was filed prior to VCG’s September 2007 acquisition of 100% of the membership units of Golden Productions JGC Fort Worth, LLC (“GP”) and VCG’s April 2008 acquisition of 100% of the common stock of Manana Entertainment, Inc. (“Manana”). Manana and GP were named as party defendants in a lawsuit filed by Adventure in the United States District Court for the Northern District of Texas alleging trademark infringement by their use of the trade name “Jaguar’s Gold Club” in Fort Worth and Dallas, Texas, respectively. Adventure holds the state registered name “Gold Club”. This case was defended by the seller of GP and Manana to VCG. The seller had contractual obligations in connection with the sale of GP and Manana to hold GP and Manana harmless and to indemnify VCG from any loss. That litigation was settled on November 26, 2008 pursuant to the terms of a confidential settlement agreement between the Plaintiff, Manana, Golden Productions, VCG and Lowrie Management LLLP (“Lowrie LLLP”). The settlement involved no monetary payment by Manana or GP to the Plaintiff. Rather, the settlement involved the grant of cross licensing rights between the Plaintiff, Manana, GP, VCG and Lowrie Management. Pursuant to the terms of the settlement, the Plaintiff has granted Manana and GP limited rights to use the “Gold Club” name, subject to a two year phase out agreement, and VCG and Lowrie LLLP have granted limited rights to Plaintiff to use the PT’s trademark at its location in Dallas, Texas. The parties also granted one another full releases.

Department of Labor Review

In October of 2008, we were required to conduct a self-audit of employee payroll by the U.S. Department of Labor at our Kentucky nightclub. After an extensive self-audit, we found that (a) we incorrectly paid some of our employees for hours worked and minimum wage amounts and (b) we incorrectly charged minimum wage employees for their uniforms. As a result, the U.S. Department of Labor required that we issue back pay and refund uniform expenses to qualified employees at a total cost to us of $14,439. In addition, as a result of the Kentucky audit, we have been placed under a nationwide U.S. Department of Labor audit for all of our nightclub locations as well as our corporate office. We will once again be allowed to self-audit and will begin the self-audit in April and complete this audit in June 2009.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.

13)	Discontinued Operations

In January 2007, VCG sold the nightclub operations and its ownership interest in the related partnership of Epicurean Enterprises, LLC (“EEL”). The transaction included renting the building, in which the nightclub operates, on a twenty-year lease to the nightclub purchaser, an unrelated third party. VCG transferred the building and improvements into VCG Real Estate Holdings, Inc. (“VCGRE”) and other equipment and inventory related to operations. The terms of the sale were $200,000 cash and 300,000 shares of VCG stock that was held by the nightclub purchaser for a total sales price of $2,570,000.

The loss from discontinued operations of EEL is (in thousands):

	December 31,
	2008	2007

Loss from discontinued operations	—	$(23)
Income taxes on discontinued operations	—	—

Loss from discontinued operations	—	$(23)

In August 2008, the lessee defaulted on this lease agreement and stopped paying the lease payments. The Company has fully reserved the uncollected rent payments and property taxes totaling $186,136 as of December 31, 2008. The lessee has personally guaranteed the lease, but the Company expects to go to court to enforce the lease and collect back-due rent payments and property taxes.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

14)	2008 Quarterly Restatements

Restatement of 2007 Annual Financial Statements and 2008 Quarterly Financial Statements

On March 25, 2009, the Audit Committee of the Board of Directors of the Company concluded that, upon the advice of management and in consultation with Causey Demgen & Moore, Inc., the Company’s independent registered public accounting firm, the Company’s previously issued financial statements for the fiscal year ended December 31, 2007 and the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008 required restatement. The Company’s decision to restate was made in connection with the Company’s response to a comment letter received from the SEC regarding the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”) and the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The issues raised by the SEC in its comment letter included the Company’s methodology for the valuation of certain assets and liabilities purchased in connection with the acquisition of 12 nightclubs in December 2006 through December 2007, and two nightclubs in 2008. Based upon the issues raised by the SEC’s comment letter, the Company retained an independent firm to conduct a valuation of the acquired assets and liabilities. As a result of this valuation, the Company has recorded additional intangible assets and liabilities and adjusted the fair value of licenses and goodwill acquired.

In addition, in connection with the Company’s review of its financial statements for the fiscal year ended December 31, 2007, the Company determined that goodwill was overstated by $2.1 million, Additional paid-in capital was overstated by $1.2 million and other income was overstated by $0.9 million.

The Company restated its 2007 annual financial statements to reflect the above changes. The Company also restated the 2008 quarterly financial statements on the following pages in this Annual Report on Form 10-K, in lieu of separately amending each Form 10-Q for the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Restated Balance Sheet for 2008 Quarter Ended (unaudited)
(In thousands)

	2008 Quarter Ended
	As Reported	Valuation	Equity	Restated	As Reported	Valuation	Equity	Restated	As Reported	Valuation	Equity	Restated
	March 31	Adjustment	Restatement	March 31	June 30	Adjustment	Restatement	June 30	September 30	Adjustment	Restatement	September 30

Assets
Current Assets
Cash & cash equivalents	$2,760			$2,760	$2,894			$2,894	$2,799			$2,799
Assets held for sale	380			380	243			243	—			—
Other receivables	289			289	226			226	329			329
Inventories	903			903	939			939	931			931
Prepaid expenses	819			819	723			723	740			740
Income taxes receivable	439			439	272			272	287			287

Total current assets	5,590	—	—	5,590	5,297	—	—	5,297	5,086	—	—	5,086
Property and equipment, net	25,023	200		25,223	27,903	200		28,103	27,879	199		28,078
Favorable leasehold rights	—	1,518		1,518		1,503		1,503	—	1,739		1,739
Deposits and prepaid expenses	616			616	742			742	844			844
Loan fees, net	339			339	355			355	424			424
Deferred offering costs	37			37	37			37	37			37
Covenant not to compete	111	(64)		47	—	60		60	—	60		60
Licenses	—	53,317		53,317	—	56,818		56,818	—	63,364		63,364
Goodwill	—	20,115	(2,176)	17,939	—	23,109	(2,176)	20,933	—	23,364	(2,176)	21,188
Trade name	—	578	—	578	—	578	—	578	—	854	—	854
Other intangible assets	64,061	(63,986)		75	69,543	(69,459)		84	77,123	(76,780)		343

Total Assets	$95,777	$11,678	$(2,176)	$105,279	$103,877	$12,809	$(2,176)	$114,510	$111,393	$12,800	$(2,176)	$122,017

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$1,096			$1,096	$925			$925	$844			$844
Accrued expenses	1,107			1,107	1,847			1,847	2,159			2,159
Deferred revenue	123			123	116			116	114			114
Income taxes payable	—			—	190			190	632			632
Current portion of unfavorable lease liabilities	—	262		262	—	278		278		—		—
Current portion of long-term debt and capitalized leases	8,982			8,982	7,166			7,166	7,295			7,295

Total current liabilities	11,308	262	—	11,570	10,244	278	—	10,522	11,044	—	—	11,044

Deferred income tax	1,331	6,014		7,345	1,606	6,720		8,326	1,960	6,720		8,680
Unfavorable Leasehold Rights	—	5,264		5,264		6,567		6,567	—	6,783		6,783
Long-term debt and capitalized lease	20,810			20,810	26,585			26,585	31,065			31,065

Total long term liabilities	22,141	11,278	—	33,419	28,191	13,287	—	41,478	33,025	13,503	—	46,528

Total Liabilities	33,449	11,540	—	44,989	38,435	13,565	—	52,000	44,069	13,503	—	57,572

Minority Interests	3,606			3,606	4,563	(945)		3,618	4,592	(945)		3,647

Stockholders’ Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 18,025,248 (2008) and 17,723,975 (2007) shares issued and outstanding	2			2	2			2	2			2
Paid-in capital	53,575		(1,244)	52,331	54,204		(1,244)	52,960	54,288		(1,244)	53,044
Retained earnings	5,145	138	(932)	4,351	6,673	189	(932)	5,930	8,442	242	(932)	7,752

Total stockholders’ equity	58,722	138	(2,176)	56,684	60,879	189	(2,176)	58,892	62,732	242	(2,176)	60,798

Total Liabilities and Stockholders’ Equity	$95,777	$11,678	$(2,176)	$105,279	$103,877	$12,809	$(2,176)	$114,510	$111,393	$12,800	$(2,176)	$122,017

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Restated Statement of Operations for 2008 Quarter Ended (unaudited)
(In thousands)

	2008 Quarter Ended
	As Reported	Valuation	Restated	As Reported	Valuation	Restated	As Reported	Valuation	Restated
	March 31	Adjustment	March 31	June 30	Adjustment	June 30	September 30	Adjustment	September 30

Revenue
Sales of alcoholic beverages	$6,534		$6,534	$6,590		$6,590	$6,714		$6,714
Sales of food and merchandise	709		709	638		638	657		657
Service revenue	5,279		5,279	6,364		6,364	7,052		7,052
Management fees and other income	804		804	1,015		1,015	808		808

Total revenue	$13,326	—	13,326	14,607	—	14,607	15,231		15,231

Operating Expenses
Cost of goods sold	1,848		1,848	1,702		1,702	1,779		1,779
Salaries and wages	3,063		3,063	3,482		3,482	3,312		3,312
Other general and administrative Taxes and permits	456		456	652		652	590		590
Charge card and bank fees	201		201	210		210	223		223
Rent	1,186	(43)	1,143	1,290	(56)	1,234	1,308	(46)	1,262
Legal and professional	648		648	647		647	855		855
Advertising and marketing	806		806	746		746	713		713
Insurance	376		376	425		425	432		432
Other	1,525		1,525	1,520		1,520	1,770		1,770
Depreciation & amortization	352	4	356	423	5	428	459	(6)	453

Total operating expenses	10,461	(39)	10,422	11,097	(51)	11,046	11,441	(52)	11,389

Income from operations	2,865	39	2,904	3,510	51	3,561	3,790	52	3,842

Other income (expenses)
Interest expense	(773)		(773)	(840)		(840)	(1,000)		(1,000)
Interest income	3		3	1		1	15		15
Unrealized gain on investments	—		—	—		—	—		—
Gain (loss) on sale of assets	—		—	(138)		(138)	5		5

Total other income (expenses)	(770)	—	(770)	(977)	—	(977)	(980)	—	(980)

Income from continuing operations before income taxes	2,095	39	2,134	2,533	51	2,584	2,810	52	2,862

				—
Income tax expense — current	333		333	612		612	507		507
Income tax expense — deferred	317		317	275		275	401		401

Total income taxes	650	—	650	887	—	887	908		908

Minority interest expense	(111)		(111)	(118)		(118)	(132)		(132)

Income from continuing operations	1,334	39	1,373	1,528	51	1,579	1,770	52	1,822

Discontinued operations
Loss from operations of discontinued operating segment, net of zero income taxes	—		—	—		—	—		—

Net income	$1,334	$39	$1,373	$1,528	$51	$1,579	$1,770	$52	$1,822

Earnings per share:
Income from continuing operations	$0.08	$0.00	$0.08	$0.08	$0.00	$0.08	$0.10	$0.00	$0.10
(Loss) from discontinued operations			—	—		—	—		—

Basic income per common share	$0.08	$0.00	$0.08	$0.08	$0.00	$0.08	$0.10	$0.00	$0.10

Net income from continuing operations	$0.07	$0.00	$0.07	$0.08	$0.00	$0.08	$0.10	$0.00	$0.10
(Loss) from discontinued operations			—	—		—	—		—

Fully diluted income per common share	$0.07	$0.00	$0.07	$0.08	$0.00	$0.08	$0.10	$0.00	$0.10

Weighted average shares outstanding	17,431,035		17,431,035	18,006,127		18,006,127	18,025,248		18,025,248
Fully diluted weighted average shares outstanding	17,923,402		17,923,402	18,274,157		18,274,157	18,350,627		18,350,627

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Restated Statement of Equity for 2008
(In thousands)

	Common Stock		Additional		Total
	As Reported	As Reported	Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balances, December 31, 2007 (Restated)	17,724	$1,772	$51,008	$2,978	$53,988
Amortize warrants for services			31		31
Issue common stock for services	127	13	1,293		1,293
Net income for the three months ended March 31, 2008				1,372	1,372

Balances, March 31, 2008 (unaudited)	17,851	$1,785	$52,332	$4,350	$56,684

Amortize warrants for services			31		31
Issue common stock for services	7	1	37		37
Stock-based compensation			102		102
Exercise of warrants	167	16	459		459
Net income for the three months ended June 30, 2008				1,579	1,579

Balances, June 30, 2008 (unaudited)	18,025	$1,802	$52,961	$5,929	$58,892

Amortize warrants for services			31		31
Stock-based compensation			52		52
Net income for the three months ended September 30, 2008				1,823	1,823

Balances, September 30, 2008 (unaudited)	18,025	$1,802	$53,044	$7,752	$60,798

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Restated Statement of Cash Flows for 2008 (unaudited)
(In thousands)

				YTD			YTD
	As			As		YTD	As		YTD
	Reported		Restated	Reported		Restated	Reported		Restated
	March 31	Adjustment	March 31	June 30	Adjustment	June 30	September 30	Adjustment	September 30

Operating Activities
Net income	$1,334	$39	$1,373	$2,862	$90	$2,952	$4,632	$142	$4,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	402	(39)	363	775	(90)	685	1,233	(142)	1,091
Amortization of loan fees			0	147		147	226		226
Stock-based compensation expense	100		100	354		354	665		665
Deferred income taxes (benefit)	270	47	317		592	592	993		993
Minority interest expense	(57)	168	111	229		229	361		361
(Gain) loss on disposition of assets			0	138		138	133		133
Changes in operating assets and liabilities	(208)		(208)	64	(34)	30	1,207		1,207

Net cash provided by operating activities	1,841	215	2,056	4,569	558	5,127	9,450	0	9,450
Investing Activities
Acquisitions of businesses, net of cash acquired	(118)		(118)	(1,927)	(3,424)	(5,351)	(10,721)		(10,721)
Additions to property and equipment	(857)		(857)	(4,153)	2,943	(1,210)	(1,269)		(1,269)
Deposits	(22)		(22)	(75)	25	(50)	(164)		(164)
Assets held for sale	(7)		(7)
Proceeds from sale of assets	0		0			0	238		238

Net cash used by investing activities	(1,004)	0	(1,004)	(6,155)	(456)	(6,611)	(11,916)	0	(11,916)
Financing Activities
Loan fees paid			0	(70)		(70)	(224)		(224)
Payment on capitalized leases	(2)		(2)	(5)		(5)	(7)		(7)
Proceeds from debt		164	164	3,000	2,795	5,795	6,045	2,702	8,747
Payments on debt	(1,055)	(211)	(1,266)	(1,885)	(2,627)	(4,512)	(3,611)	(2,702)	(6,313)
Proceeds from stock issuances			0	460		460			0
Distributions to minority interests		(168)	(168)		(270)	(270)	(377)		(377)
Proceeds from warrants conversion to stock			0			0	459		459

Net cash provided by (used in) financing activities	(1,057)	(215)	(1,272)	1,500	(102)	1,398	2,285	0	2,285
Net increase (decrease) in cash	(220)	0	(220)	(86)	0	(86)	(181)	0	(181)
Cash beginning of period	2,980		2,980	2,980		2,980	2,980		2,980

Cash end of period	$2,760		$2,760	$2,894		$2,894	$2,799		$2,799

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$500		$500	$765		$765	$822		$822
Interest paid in cash	$594		$594	$1,614		$1,614	$2,268		$2,268
Non-cash transactions:
Issued notes payable for acquisitions			$0	$2,500		$2,500	$5,793		$5,793
Issued common stock for services	$1,324	$(1,324)	$0	$1,330	$(1,330)	$0	$1,330	$(1,330)	$0

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

15)	Subsequent Events

Company Stock Repurchase

As of March 31, 2009, the Company has repurchased an aggregate of 193,025 shares of common stock for an aggregate purchase price of $319,619. As a result, as of March 31, 2009 up to 1,039,951 shares of common stock or shares of common stock with an aggregate purchase price of approximately $8,669,807 (whichever is less) remain available for repurchase under the Repurchase Program.

The following table provides additional information about the Company’s purchases under the Repurchase Program as March 31, 2009:

						Maximum
						Number
						(or Approximate
				Total Number of		Dollar Value) of
				Shares Purchased		Shares that May
				as Part of		Yet Be
	Total Number of			Publicly		Purchased under
	Shares		Average Price	Announced Plans		the Plans or
Period	Purchased(1)		Paid per Share	or Programs(1)		Programs

January 1 to 31, 2009	33,400		$1.70	33,400		1,199,576 shares
						or $8,932,556
February 1 to 28, 2009	116,257	(2)	$1.68	116,257	(2)	1,082,719 shares
						or $8,737,112
March 1 to 31, 2009	43,368	(3)	$1.55	43,368		1,039,951 shares

						or $8,669,807
Total	193,025		$1.66	193,025		1,039,951 shares

						or $8,669,807

(1)	Unless noted, the Company made all repurchases in the open market.

(2)	Of these repurchases, the Company purchased 20,957 shares of common stock in the open market and 95,300 shares of common stock in a block transaction.

(3)	Of these repurchases, the Company purchased 10,268 shares of common stock in the open market and 33,100 shares of common stock in a block transaction.

Long-term debt

On February 10, 2009, the Company entered into a 10% fixed note with an individual in the amount of $1,000,000. The note is secured by the general assets and cash flow of VCG Holding Corp. and the cash flow and 100% of the common stock of Manana Entertainment, Inc. The interest is accrued and payable on the maturity date, February 2010.

In January and February 2009, the Company extended certain of its current notes at 10% and 11% from the original due dates of between July and November 2009 until July and November 2010. The other terms on the notes did not change. The total amount of debt extended is $1,150,000.

Debt Agreements with Related Parties

In January 2009, the Company extended a note payable to the Company’s President, interest at 10%, monthly interest payments of $833.33, due February 1, 2010, unsecured.

In January 2009, the Company entered into a note payable to a related party of the Chairman and CEO, Troy Lowrie, interest is accrued at 10%, due December 1, 2010, unsecured.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

In February 2009, the Company extended a note payable to a Director of the Company, interest at 10%, monthly interest payments of $416, due November 8, 2010, unsecured.

The rates on all related party transactions are equal to or less than other unsecured or secured notes to unrelated parties.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, due to the material weakness identified below, our disclosure controls and procedures are not effective.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. The internal control system over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorization of management and Directors of the Company;

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the Company’s review of the financial statements in its Annual Report filed on Form 10-KSB for the year ended December 31, 2007 financial statements in response to the SEC’s recent comment letter, the Company determined that Goodwill was overstated by $2.1 million, Additional Paid-in Capital was overstated by $1.2 million and Other Income was overstated by $0.9 million. These errors were not previously detected due to the high volume of acquisitions and related equity and debt transactions during 2007. As a result, we have restated our previously issued consolidated financial statements for the year ended December 31, 2007 and for each of the first three fiscal quarters of 2008 in this Annual Report on Form 10-K.

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008, and this assessment and the above error identified the following material weaknesses in the Company’s internal control over financial reporting:

•	The Company lacked a sufficient number of accounting personnel with appropriate knowledge of generally accepted accounting principles to handle the acquisition growth of the Company. As a result, the input and categorization of certain entries required extensive review to assure accuracy and the December 31, 2007 year-end financial statements submitted to the SEC had to be restated.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

•	Turnover in key accounting positions decreased the likelihood that these errors would have been detected in the ordinary monitoring of reconciliation procedures.

•	The Company failed to maintain effective financial reporting controls in certain areas, including general ledger journal entries that were not always reviewed prior to entry.

Remediation of these material weaknesses have included:

•	Hiring additional accounting personnel with experience and training to produce accurate financial data and with the intent to limit turnover; and

•	Engaging the services of technical third party consultants to advise management on technical financial and reporting matters;

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the preceding paragraph, management believes that as of December 31, 2008, the company’s internal control over financial reporting was not effective based on those criteria.

The Company has implemented this remediation plan but has not had adequate time to fully test its implementation and effectiveness. No other change has occurred in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008 that we believe has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement to be disseminated in connection with its 2009 Annual Meeting of Stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

Financial Statements

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

Exhibits

Exhibits
No.		Description

3.1		Articles of Incorporation(1)
3.2		Amended Designations, Preferences, Limitations and Relative Rights of Series A Convertible Preferred Stock(9)
3.3		Amended and Restated Bylaws(28)
4.1		Specimen common stock certificate, $.0001 par value(1)
4.2		Specimen preferred stock certificate $.0001 par value(1)
*4	.3	Stock Option and Stock Bonus Plan(1)
*4	.4	2003 Stock Option and Stock Bonus Plan(3)
4.5		Form of Subscription Agreement(16)
10.01		Trademark License Agreement, dated June 30, 2002, between VCG Holding Corp. and Lowrie Management, LLLP(1)
10.02		Line of Credit and Security Agreement, dated June 30, 2002, between VCG Holding Corp. and Lowrie Management, LLLP(1)
*10	.03	Management Contract, dated May 2, 2002, between VCG Holding Corp. and International Entertainment Consultants, Inc.(1)
10.04		Lease Agreement for 213-215 Madison, Brooklyn, Illinois, dated May 1, 2002, by and between RELMSS and VCG Holding Corp.(1)
10.05		Agreement to Purchase/Sell Real Estate, dated March 5, 2003, between VCG Real Estate Holdings, Inc. and Sacred Grounds Resources, L.L.C.(2)
10.06		Limited Partnership Purchase Agreement, executed effective June 30, 2004, by and among VCG Holding Corp., WCC Acquisitions, Inc. and Lowrie Management LLLP(4)
10.07		Promissory Note and Security Agreement, dated July 21, 2004, by VCG Holding Corp. in favor of Lowrie Management LLLP(4)
10.08		Lease Agreement, dated October 1, 2004, by and between Lowrie Management LLLP and Glendale Restaurant Concepts LP(5)

Exhibits
No.		Description

10.09		Agreement for the Purchase and Sale of Assets, dated August 18, 2004, by and between CCCG, Inc. and Glenarm Restaurant Concepts, LLC(6)
10.10		Lease Agreement, dated August 31, 2004, by and between Glenarm Associates, Inc. and Glenarm Restaurant LLC(6)
10.11		First Amendment to Commercial Lease, dated February 1, 2005, by Hampden and Galena Limited and VCG Restaurants Denver, Inc.(7)
*10	.12	2004 Stock Option and Appreciation Rights Plan(8)
10.13		Agreement for the Purchase and Sale of Business and Assets, dated August 2, 2006, by and between VCG Holding Corp. and Consolidated Restaurants Limited, LLC(10)
10.14		Business Lease, dated October 2, 2006, by and between 5975 Terminal, LLC and VCG CO Springs, Inc.(11)
10.15		Limited Partnership Purchase Agreement, dated December 18, 2006, by and among Lowrie Management LLLP and W.C.C. Acquisitions Inc., VCG Holding Corp. and Denver Restaurants Concepts, LP(12)
10.16		Promissory Note and Security Agreement, dated December 31, 2006, by VCG Holding Corp. in favor of Lowrie Management LLLP(12)
10.17		Lease, dated January 1, 2005, by and between Lowrie Management LLLP and Denver Restaurant Concepts LP(12)
10.18		Sale of VCG’s 100% Membership Interest in Epicurean Enterprises, L.L.C., dated January 15, 2007, by and between VCG Holding Corp and Cory James Anderson(13)
10.19		Lease, dated January 15, 2007, by and between VCG Real Estate Holdings Inc. and Epicurean Enterprises LLC(13)
10.20		Purchase Agreement, dated January 2, 2007, by and among Troy Lowrie, VCG Holding Corp and Kentucky Restaurants Concepts, Inc.(14)
10.21		Agreement for Sale of Limited Partnership Interest Restaurant Concepts of Kentucky Limited Partnership, dated January 2, 2007(14)
10.22		Lease, dated January 1, 2007, by and between Lowrie Management LLLP and Kentucky Restaurant Concepts, Inc.(14)
10.23		Limited Partnership Purchase Agreement, dated January 18, 2007, by and among Lowrie Management LLLP and Illinois Acquisitions Inc., VCG Holding Corp and RCC, LP(15)
10.24		Consent to Sell Partnership Interest of RCC, LP, dated January 31, 2007(15)
10.25		Consent to Transfer Partnership Interest into Common Stock, dated January 31, 2007(15)
10.26		Business Lease, dated February 1, 2007, by and between Jay Dinklemann, as Trustee of Chicago Title Land Trust #1080459 and RCC LP(15)
10.27		Limited Partnership Purchase Agreement, dated February 5, 2007, by and among Lowrie Management LLLP, Illinois Acquisitions Inc., VCG Holding Corp. and Cardinal Management LP(16)
10.28		Business Lease, dated February 1, 2007, by and between Jay E. Dinklemann, as Trustee of Chicago Title Land Trust #879-51 and Cardinal Management LP dba PT’s Centreville(16)
10.29		Limited Partnership Purchase Agreement, dated February 9, 2007, by and among Lowrie Management LLLP and Illinois Acquisitions Inc., VCG Holding Corp and MRC, LP(17)
10.30		Promissory Note and Security Agreement, dated March 31, 2007, by VCG Holding Corp. in favor of Lowrie Management LLLP(17)
10.31		Business Lease, dated March 1, 2007, by and between Jay Dinkleman as Trustee of Chicago Title Land Trust #1083191 and MRC, LP.(17)
10.32		Limited Partnership Purchase Agreement, dated February 7, 2007, by and among Lowrie Management LLLP, Illinois Acquisitions Inc., VCG Holding Corp. and IRC, LP(18)
10.33		Promissory Note, dated March 31, 2007, by VCG Holding Corp in favor of Lowrie Management LLLP(18)
10.34		Consent to Sell Partnership Interest of IRC, LP, dated February 21, 2007(18)

Exhibits
No.	Description

10.35	Business Lease, dated March 1, 2007, by and between Regions Bank, as Trustee of Trust #39007440 and Omni Warehouse, Inc. and IRC, LP.(18)
10.36	Promissory Note and Security Agreement, dated June 1, 2006, by VCG Holding Corp. in favor of Lowrie Management LLLP(20)
10.37	Agreement for the Purchase and Sale of Assets, dated March 23, 2007, by and among Regale, Inc., VCG Holding Corp. and Raleigh Restaurant Concepts, Inc.(20)
10.38	Agreement of Sublease, dated April 16, 2007, by and between Regale, Inc. and Raleigh Restaurant Concepts, Inc.(21)
10.39	Lease Agreement, dated April 16, 2007, by and between Big Deck Parking, LLC and Raleigh Restaurant Concepts, Inc.(21)
10.40	Stock Purchase Agreement, dated April 25, 2007, by and between Robert W. Sabes and VCG Holding Corp.(22)
10.41	Real Estate Purchase Agreement, dated April 25, 2007, by and between JFS Desert Fountain Properties, LLC and VCG Holding Corp.(22)
10.42	Lease, dated May 31, 2007, by and between JFS Desert Fountain Properties, LLC and Classic Affairs, Inc.(22)
10.43	Lease, dated June 29, 2007, by and between 4th Street Partnership, LLLP and Classic Affairs, Inc.(23)
10.44	Stock Purchase Agreement re: Kenkev II, Inc. f/k/a Mark R. Dean, Inc., dated September 14, 2007, between Ken-Kev Inc. and VCG Holding Corp.(24)
10.45	Restrictive Covenant — Covenant Not to Compete, dated September 14, 2007, between Gregory Kenwood Gaines and VCG Holding Corp.(24)
10.46	Consulting-License Agreement, dated September 14, 2007, by and between Alliance Management Partners, LLC and VCG Holding Corp. on behalf of Seller Equity holding(24)
10.47	Business Lease, dated September 14, 2007, by and between K & R Properties, Inc. and KenKevII Inc.(24)
10.48	Guaranty of Lease, dated September 14, 2007, by VCG Holding Corp. in favor of K & R Properties(24)
10.49	Purchase of Membership Interest, dated September 17, 2007, by and among VCG Holding Corp. and Golden Productions JGC Fort Worth, LLC, d/b/a Jaguar’s Gold Club Fort Worth, and Bryan S. Foster(25)
10.50	Covenant not to compete, dated September 17, 2007, between Bryan S. Foster and VCG Holding Corp.(25)
10.51	Covenant not to compete, dated September 17, 2007, between Richard Richardson and VCG Holding Corp.(25)
10.52	Deed of Ground Lease, dated September 17, 2007, by and between VCG Holding Corp. and Bryan S. Foster(25)
10.53	Stock Purchase Agreement, dated October 29, 2007, by and among VCG Holding Corp. and Manana Entertainment, Inc. db/a Jaguar’s Gold Club Dallas, and Bryan S. Foster(26)
10.54	Covenant Not to Compete, made and effective as of the Effective Date, as defined in the Stock Purchase Agreement by and among VCG Holding Corp. and Manana Entertainment, Inc. d/b/a Jaguar’s Gold Club Dallas and Bryan S. Foster, between Bryan S. (Niko) Foster and VCG Holding Corp.(26)
10.55	Covenant Not to Compete, made and effective as of the Effective Date, as defined in the Stock Purchase Agreement by and among VCG Holding Corp. and Manana Entertainment, Inc. d/b/a Jaguar’s Gold Club Dallas and Bryan S. Foster, between Richard Richardson and VCG Holding Company(26)
10.56	Stock Purchase Agreement Re: Kenja II, Inc. f/k/a Mark R. Dean, Inc., dated September 14, 2007, between Kenja II, Inc. and VCG Holding Corp.(26)
10.57	Restrictive Covenant — Covenant Not to Compete, dated October 29, 2007, between Gregory Kenwood Gaines and VCG Holding Corp.(26)
10.58	Bonus Agreement Related to Purchase Agreement, dated September 14, 2007, between G. Kenwood Gaines and VCG Holding Corp.(26)
10.59	Ground Lease Agreement, dated October 29, 2007, between VCG Holding Corp. and Bryan S. Foster(26)

Exhibits
No.	Description

10.60	Business Lease Agreement, dated October 29, 2007, by and between Third Properties, LLC and Kenja II, Inc.(26)
10.61	Guaranty of Lease, dated October 29, 2007, by VCG Holding Corp. in favor of Third Property, Inc.(26)
10.62	Balloon Promissory Noted dated December 4, 2007, in favor of Sunshine Mortgage Investors, Inc.(27)
10.63	Agreement for Purchase and Sale of Assets, dated December 5, 2007, by and between 1443 Corp., Inc. and Stout Restaurant Concepts, Inc.(29)
10.64	Assignment Agreement, dated December 21, 2007, by and between VVSM, Inc. and VCG Holding Corp.(29)
10.65	Non-Competition Agreement, dated December 21, 2007, by and between 1443 Corp., Inc., Lance Migliaccio, Gidget Sanders, Ted R. Bullard and Stout Restaurant Concepts, Inc.(29)
10.66	Agreement for the Purchase and Sale of Assets, dated December 21, 2007, by and between 1447, Inc. and Bradshaw Hotel, Inc.(29)
10.67	Assignment and Assumption of Building Lease, dated December 19, 2007, by and between P.P.P., LLC, Lance C. Migliaccio, Gidget Bridget Sanders, Anthony Scott Falcone, Frank Henry Walley, IV, Ted R. Bullard and Stout Restaurant Concepts, Inc.(29)
10.68	Building Lease, dated July 7, 2001, by and between Dikeou Realty and 2222, Inc., as amended(29)
10.69	Consulting Agreement, dated December 4, 2007, by and between Lance C. Migliaccio and VCG Holding Corp.(29)
10.70	Indemnification Agreement, dated as of December 21, 2007, by and between 1443 Corp., Inc., Lance C. Migliaccio, Gidget Bridget Sanders, Anthony Scott Falcone, Frank Henry Walley, IV, Ted R. Bullard and VCG Holding Corp.(29)
10.71	Agreement of Merger, dated February 9, 2008 by and between VCG Holding Corp. and Mega Club(30)
10.72	Agreement and Plan of Reorganization, dated February 9,2008, by and between VCG Holding Corp and Mega Club(30)
10.73	Covenant Not to Compete, dated February 9, 2008, between Mega Club and VCG Holding Corp.(30)
10.74	Covenant not to Compete, dated February 9, 2008, between Mega Club Employee and VCG Holding Corp.(30)
10.75	Sales Agreement, dated February 9, 2008, between Mega Club and VCG Holding Corp.(30)
10.76	Ground Lease Agreement, dated February 9, 2008, between VCG Holding Corp. and Mega Club(30)
10.77	Agreement of Purchase of Assets, dated March 15, 2008, by and between VCG Holding Corp. and Mega Club(31)
10.78	Covenant Not to Compete, dated March 15, 2008, by and between VCG Holding Corp. and Mega Club(31)
10.79	First Amendment to Stock Purchase Agreement, dated April 15, 2008, by VCG Holding Corp. and Manana Entertainment, Inc. and Bryan Foster(36)
10.80	Promissory Note, dated April 14, 2008, by and between VCG Holding Corp. and Bryan Foster(36)
10.81	Security Agreement, dated April 14, 2008, by and between VCG Holding Corp. and Bryan Foster(32)
10.82	Leasehold Deed of Trust Security Agreement, dated April 14, 2008(32)
10.83	Amended Balloon Promissory Note, dated July 11, 2008, by and between VCG Holding Corp. and Sunshine Mortgage Investors, Inc.(33)
10.84	Balloon Promissory Note, dated, July 14, 2008, by and between VCG Holding Corp. and Richard Stanton(33)
10.85	Asset Purchase Agreement, dated March 15, 2008, by and between 2640 W. Woodland Inc., and Glenn Smith, and VCG-IS, LLC, and VCG Holding Corp.(34)
10.86	Covenant Not to Compete, dated July 28, 2008, by and between Glenn Smith and VCG-IS, LLC(34)
10.87	Promissory Note, dated July 28, 2008, by and between VCG-IS, LLC and 2640 W. Woodland, Inc.(34)
10.88	Security Agreement, dated July 28, 2008, by and between VCG-IS, LLC and 2640 W. Woodland, Inc.(34)

Exhibits
No.		Description

10.89		Promissory Note and Security Agreement, dated November 11, 2007, by VCG Holding Corp. in favor of Lowrie Management, LLLP(35)
10.90		Promissory Note and Security Agreement, dated July 17, 2008, by VCG Holding Corp. in favor of Vali Lowrie Reed(35)
*10	.91	Employment Agreement, dated December 4, 2008, by and between VCG Holding Corp. and Troy Lowrie(36)
*10	.92	Employment Agreement, dated December 4, 2008, by and between VCG Holding Corp. and Micheal Ocello(36)
21.1		Subsidiaries of VCG Holding Corp.(38)
23.1		Consent of Causey Demgen & Moore, Inc.(38)
31.1		Certification of Chief Executive Officer of VCG Holding Corp. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(38)
31.2		Certification of Chief Financial Officer of VCG Holding Corp. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(38)
32.1		Certification of Chief Executive Officer of VCG Holding Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63(37)
32.2		Certification of Chief Financial Officer of VCG Holding Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63(37)

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed on September 10, 2002

(2)	Incorporated by reference from Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 21, 2003

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed August 6, 2003

(4)	Incorporated by reference from Current Report on Form 8-K filed on July 29, 2004

(5)	Incorporated by reference from Current Report on Form 8-K filed on October 8, 2004

(6)	Incorporated by reference from Amended Current Report on Form 8-K/A filed on October 18, 2004

(7)	Incorporated by reference from Current Report on Form 8-K filed on February 9, 2005

(8)	Incorporated by reference from Current Report on Form 8-K filed on August 1, 2005

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006

(11)	Incorporated by reference from Current Report on Form 8-K filed on October 5, 2006

(12)	Incorporated by reference from Current Report on Form 8-K filed on January 5, 2007

(13)	Incorporated by reference from Current Report on Form 8-K on January 19, 2007

(14)	Incorporated by reference from Current Report on Form 8-K on January 23, 2007

(15)	Incorporated by reference from Current Report on Form 8-K on February 15, 2007

(16)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed March 1, 2007

(17)	Incorporated by reference from Current Report on Form 8-K on March 6, 2007

(18)	Incorporated by reference from Current Report on Form 8-K on March 21, 2007

(19)	Incorporated by reference from Current Report on Form 8-K on March 23, 2007

(20)	Incorporated by reference from the Annual Report on Form 10-KSB filed April 3, 2007

(21)	Incorporated by reference from Current Report on Form 8-K filed on April 20, 2007

(22)	Incorporated by reference from Current Report on Form 8-K filed on June 7, 2007

(23)	Incorporated by reference from Current Report on Form 8-K/A filed on July 12, 2007

(24)	Incorporated by reference from Current Report on Form 8-K filed on September 20, 2007

(25)	Incorporated by reference from Current Report on Form 8-K filed on September 21, 2007

(26)	Incorporated by reference from Current Report on Form 8-K/A filed on November 16, 2007

(27)	Incorporated by reference from Current Report on Form 8-K filed on December 10, 2007

(28)	Incorporated by reference from Current Report on Form 8-K filed on December 27, 2007

(29)	Incorporated by reference from Current Report on Form 8-K filed on December 28, 2007

(30)	Incorporated by reference from Current Report on Form 8-K filed on February 14, 2008 & Current Report on Form 8-K filed February 3, 2009

(31)	Incorporated by reference from Current Report on Form 8-K filed March 20, 2008 & Current Report on Form 8-K filed February 3, 2009

(32)	Incorporated by reference from Current Report on Form 8-K/A filed April 18, 2008

(33)	Incorporated by reference from Current Report on Form 8-K/A filed July 21, 2008

(34)	Incorporated by reference from Current Report on Form 8-K filed August 1, 2008

(35)	Incorporated by reference from Quarterly Report on Form 10-Q filed August 11, 2008

(36)	Incorporated by reference from Current Report on Form 8-K filed December 10, 2008

(37)	Furnished herewith

(38)	Filed herewith

*	Indicates a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of April, 2009.

VCG HOLDING CORP.

By:	/s/ Troy Lowrie
Troy Lowrie
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 9, 2009	By: /s/ Troy Lowrie Troy Lowrie Chairman of the Board and Chief Executive Officer

April 9, 2009	By: /s/ Micheal Ocello Micheal Ocello Director Chief Operating Officer and President

April 9, 2009	By: /s/ Courtney Cowgill Courtney Cowgill Chief Financial Officer Secretary and Treasurer

April 9, 2009	By: /s/ Robert McGraw, Jr. Robert McGraw, Jr. Director

April 9, 2009	By: /s/ Allan Rubin Allan Rubin Director

April 9, 2009	By: /s/ Martin Grusin Martin Grusin Director

April 9, 2009	By: /s/ George Sawicki George Sawicki Director

April 9, 2009	By: /s/ Kenton Sieckman Kenton Sieckman Director