Form 10-Q
period 2009-03-31
VCG HOLDING CORP
filed 2009-05-14
CIK 1172852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of May 11, 2009, there were 17,561,753 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VCG HOLDING CORP.
CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31,	December 31,
	2009	2008
Assets
Current Assets
Cash	$2,770,308	$2,209,060
Assets held for sale	—	106,900
Other receivables	60,816	25,473
Income taxes receivable	190,886	276,267
Inventories	927,703	949,088
Prepaid expenses	616,358	282,485
Current portion of deferred income tax asset	171,000	171,000

Total current assets	4,737,071	4,020,273

Property and equipment, net	25,447,172	25,738,388
Deferred income tax asset (non-current)	3,765,229	4,068,593
Non-compete agreements	36,674	40,933
Licenses	36,413,189	36,413,189
Goodwill	2,416,898	2,453,122
Favorable lease rights	1,684,186	1,705,364
Trade names	619,000	619,000
Other long-term assets	479,687	567,181

Total assets	$75,599,106	$75,626,043

Liabilities and Equity
Current Liabilities
Accounts payable — trade	$981,900	$847,493
Accrued expenses	2,126,112	2,257,116
Deferred revenue	107,037	109,455
Current portion of unfavorable lease liabilities	278,155	278,155
Current portion of capitalized lease	—	10,000
Current portion of long-term debt	4,879,427	2,602,000
Current portion of long-term debt, related party	1,191,307	1,024,000

Total current liabilities	9,563,938	7,128,219

Long-term Liabilities
Deferred rent	1,063,942	845,136
Unfavorable lease liabilities, net of current portion	6,355,842	6,425,626
Capital lease, net of current portion	—	9,111
Long-term debt, net of current portion	24,032,901	25,747,631
Long-term debt, related party, net of current portion	5,788,391	7,083,578

Total long-term liabilities	37,241,076	40,111,082

Commitments and contingent liabilities
Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 17,561,753 (2009) and 17,755,378 (2008) shares issued and outstanding	1,756	1,775
Additional paid-in capital	52,314,224	52,557,047
Accumulated deficit	(27,080,381)	(27,732,554)

Total VCG stockholders’ equity	25,235,599	24,826,268
Noncontrolling interests in consolidated partnerships	3,558,493	3,560,474

Total equity	28,794,092	28,386,742

Total Liabilities and Equity	$75,599,106	$75,626,043

The accompanying notes are an integral part of these consolidated financial statements.

VCG HOLDING CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
		(Restated)
Revenue
Sales of alcoholic beverages	$5,864,663	$6,534,618
Sales of food and merchandise	471,532	708,655
Service revenue	6,698,281	5,278,646
Other income	739,942	804,036

Total revenue	13,774,418	13,325,955

Operating Expenses
Cost of goods sold	1,492,923	1,848,547
Salaries and wages	3,269,881	3,062,704
Other general and administrative
Taxes and permits	888,877	456,273
Charge card and bank fees	193,236	200,821
Rent	1,448,516	1,142,948
Legal fees	405,949	191,211
Other professional fees	426,571	456,955
Advertising and marketing	700,196	805,794
Insurance	380,358	376,013
Utilities	281,072	258,317
Repairs and maintenance	292,224	229,181
Other	1,382,140	1,037,077
Depreciation and amortization	425,369	356,465

Total operating expenses	11,587,312	10,422,306

Income from operations	2,187,106	2,903,649

Other income (expenses)
Interest expense	(928,856)	(773,504)
Interest income	36	3,572
Gain (loss) on sale of assets	(936)	—

Total other income (expenses)	(929,756)	(769,932)

Income before income taxes	1,257,350	2,133,717

Income tax expense — current	140,412	332,970
Income tax expense — deferred	339,588	317,030

Total income taxes	480,000	650,000

Net income	777,350	1,483,717
Net income attributable to noncontrolling interests	(125,177)	(111,383)

Net income attributable to VCG Holding	$652,173	$1,372,334

Earnings per share
Basic income per common share attributable to VCG’s common stockholders	$0.04	$0.08
Fully diluted income per common share attributable to VCG’s common stockholders	$0.04	$0.08

Weighted average shares outstanding	17,658,726	17,431,035
Fully diluted weighted average shares outstanding	17,658,726	17,923,402
The accompanying notes are an integral part of these consolidated financial statements.

VCG HOLDING CORP.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
Balances, December 31, 2008	17,755,378	$1,775	$52,557,047	$(27,732,554)	$3,560,474	$28,386,742
Amortize warrants for services	—	—	30,686	—		30,686
Stock based compensation	—	—	47,103	—		47,103
Repurchase of common stock	(193,625)	(19)	(320,612)	—		(320,631)
Net income for the three months ended March 31, 2009	—	—	—	652,173	125,177	777,350
Distributions paid to noncontrolling interests					(127,158)	(127,158)

Balances, March 31, 2009	17,561,753	$1,756	$52,314,224	$(27,080,381)	$3,558,493	$28,794,092

The accompanying notes are an integral part of these consolidated financial statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
		(Restated)
Operating Activities
Net income	$652,173	$1,372,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421,110	351,748
Amortization of non-compete agreements	4,259	4,717
Amortization of leasehold rights and liabilities, net	(48,605)	(43,399)
Amortization of loan fees	80,343	50,179
Stock-based compensation expense	77,789	99,980
Deferred income taxes	339,588	317,030
Noncontrolling interests	125,177	111,383
Loss on disposition of assets	937	—
Accrued interest added to long-term debt	74,718	—
Changes in operating assets and liabilities	(35,507)	(207,526)

Net cash provided by operating activities	1,691,982	2,056,446
Investing Activities
Acquisitions of businesses, net of cash acquired	—	(117,811)
Additions to property and equipment	(131,258)	(856,860)
Deposits	—	(22,183)
Assets held for sale	—	(7,866)
Proceeds from sale of assets	107,326	—

Net cash used by investing activities	(23,932)	(1,004,720)
Financing Activities
Repurchase of stock	(320,631)	—
Payment on capitalized leases	(19,111)	(2,237)
Proceeds from debt	1,123,100	164,356
Payments on debt	(1,763,002)	(1,265,585)
Distributions to noncontrolling interests	(127,158)	(168,544)

Net cash used by financing activities	(1,106,802)	(1,272,010)
Net increase (decrease) in cash	561,248	(220,284)
Cash beginning of period	2,209,060	2,980,007

Cash end of period	$2,770,308	$2,759,723

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$50,000	$500,000
Interest paid in cash	$769,583	$593,565
The accompanying notes are an integral part of these consolidated financial statements.

VCG HOLDING CORP.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
General
     In this report, references to “VCG Holding Corp,” “VCG,” the “Company,” “we,” “us,” and “our” refer to VCG Holding Corp. and its subsidiaries.
     We are in the business of acquiring, owning and operating nightclubs, which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment. As of March 31, 2009, the Company, through its subsidiaries, owns and operates twenty nightclubs in Indiana, Illinois, Colorado, Texas, North Carolina, Minnesota, Kentucky, Maine, Florida and California. The Company operates in one reportable segment.
Basis of Presentation
     The accompanying unaudited financial statements have been prepared by the Company. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary for fair presentation of the consolidated financial position as of March 31, 2009 and December 31, 2008, and the consolidated results of operations and cash flows for the periods ended March 31, 2009 and 2008.
     The consolidated financial statements included herein have been prepared in accordance with the rules of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with generally accepted accounting principles. However, the Company believes that the disclosures presented are adequate to ensure the information presented is not misleading. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The Company utilizes a December 31 fiscal year end, and references herein to “fiscal 2008” relate to the year ended December 31, 2008, and references to the “first,” “second,” “third,” and “fourth” quarter of a fiscal year relate to the quarters ended March 31, June 30, September 30, and December 31, respectively, of the related year.
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

VCG HOLDING CORP.
Notes to Consolidated Financial Statements (continued)
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
Earnings per Share
     In accordance with SFAS 128, “Earnings per share”, basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted earnings per share to the extent such shares are dilutive.

	March 31,
	2009	2008
Basic weighted average shares outstanding	17,658,726	17,431,035
Effect of dilutive securities:
Stock warrants	—	492,367
Stock options	—	—

Dilutive weighted average shares outstanding	17,658,726	17,923,402

Anti-dilutive options excluded from diluted weighted average shares outstanding	280,500	0
Anti-dilutive warrants excluded from diluted weighted average shares outstanding	221,817	0
Adoption of SFAS 160
     We adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS 160), effective January 1, 2009. SFAS 160 clarifies that a noncontrolling interest (previously referred to as a minority interest) in a subsidiary should be reported as equity in the parent’s consolidated financial statements. SFAS 160 requires disclosure on the face of the consolidated income statements of those amounts of consolidated net income attributable to controlling and noncontrolling interests. SFAS 160 requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts. In some instances, SFAS 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated.
     In connection with our adoption of SFAS 160, we reclassified into our consolidated equity accounts the historical balances related to noncontrolling interests in six of our consolidated club partnerships. The noncontrolling interests range from 2% to 17% in each partnership. We also reclassified the noncontrolling interests in a consolidated variable interest entity (VIE), in which noncontrolling interests own 99.9%. Prior to adoption, there were no deficit balances for noncontrolling interests.
     The presentation and disclosure requirements of SFAS 160 have been applied retrospectively for all periods presented. The other provisions shall be applied prospectively as of January 1, 2009.
Adoption of SFAS 141(R)
     Effective January 1, 2009, we adopted SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which significantly changes the accounting for and reporting of business combinations. The acquirer must recognize the full fair value of assets acquired and liabilities assumed and requires the expensing of most transaction and restructuring costs. This new standard is applicable only to transactions occurring after the effective date of January 1, 2009, thus it had no impact on our financial statements at March 31, 2009.

VCG HOLDING CORP.
Notes to Consolidated Financial Statements (continued)
2. Restatement of 2008 Quarterly Financial Statements
     On March 25, 2009, the Audit Committee of the Board of Directors of the Company concluded that, upon the advice of management and in consultation with Causey Demgen & Moore Inc., the Company’s independent registered public accounting firm, the Company’s previously issued financial statements for the fiscal year ended December 31, 2007 and the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008 required restatement. The Company’s decision to restate was made in connection with the Company’s response to a comment letter received from the SEC regarding the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     The issues raised by the SEC in its comment letter included the Company’s methodology for the valuation of certain assets and liabilities purchased in connection with the acquisition of 12 nightclubs in December 2006 through December 2007, and two nightclubs in 2008. Based upon the issues raised by the SEC’s comment letter, the Company retained an independent firm to conduct a valuation of the acquired assets and liabilities. As a result of that valuation, the Company has recorded additional intangible assets and liabilities and adjusted the fair value of licenses and goodwill acquired. The Company also recorded deferred income taxes for those acquisitions involving the purchase of common stock.
3. Property and Equipment, net
     Property and equipment, net consisted of the following:

	March 31,	December 31,
	2009	2008
Land	$856,737	$856,737
Buildings	14,076,390	14,076,390
Leasehold Improvements	10,685,160	10,645,692
Equipment	2,533,700	2,470,848
Vehicles	138,090	138,090
Signs	268,726	268,726
Furniture and fixtures	1,944,339	1,918,126

	30,503,142	30,374,609
Less accumulated depreciation	(5,055,970)	(4,636,221)

Property and equipment, net	$25,447,172	$25,738,388

     Depreciation and amortization expense of property and equipment was $421,110 and $351,748 for the three months ended March 31, 2009 and 2008, respectively.
4. Debt
Long-term debt with Third Parties
     On February 10, 2009, the Company entered into a 10% fixed note with an individual in the amount of $1,000,000. The note is secured by the general assets and cash flow of VCG Holding Corp. and the cash flow and 100% of the common stock of Manana Entertainment, Inc. The interest is accrued and payable on the maturity date, February 2010.
     Between the months of January and February 2009, the Company extended certain of its current notes at 10% and 11% from the original due dates of between July and November 2009 until July and November 2010. The other terms on the notes did not change. The total amount of debt extended is $1,100,000.
     On March 17, 2009, the Company entered into a 10% fixed note with an individual in the amount of $98,000. The note is payable monthly, due March 17, 2010 and is unsecured.

VCG HOLDING CORP.
Notes to Consolidated Financial Statements (continued)
Debt Agreements with Related Parties
     On January 7, 2009, the Company extended the maturity date of a note payable to the President and Chief Operating Officer in the amount of $100,000. The interest rate is at 10% due monthly, principal due February 1, 2010 and is unsecured.
     On January 20, 2009, the Company entered into a note payable to a related party of the Chairman and CEO, Troy Lowrie, in the amount of $25,099. The interest is accrued at 10%, principal due December 1, 2010 and is unsecured.
     On February 2, 2009, the Company extended the maturity date of a note payable to a Director of the Company in the amount of $50,000. The interest rate is at 10% due monthly, principal due November 8, 2010 and is unsecured.
     The rates on all related party transactions are equal to or less than other unsecured or secured notes to unrelated parties.
5. Income Taxes
     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes (“SFAS 109”). Income tax expense was $480,000 and $650,000 for the three months ended March 31, 2009 and 2008, respectively.
     In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 31, 2009 and December 31, 2008.
     A reconciliation of the Company’s effective income tax rate and the U.S. statutory rate is as follows:

	March 31,
	2009	2008
United States federal statutory rate	34.0%	34.0%
State income taxes, net of Federal income tax benefit	2.7%	2.6%
Permanent differences and other, net	9.8%	(4.9)%
Tax credits	(8.3)%	(1.2)%

	38.2%	30.5%

6. Commitments and Contingent Liabilities
Litigation
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

VCG HOLDING CORP.
Notes to Consolidated Financial Statements (continued)
     This case was actively litigated by VCG and the Fairchild Defendants in Texas and on May 5, 2008. VCG, along with the Fairchild Defendants, filed Motions for Summary Judgment. In response to the filing of those motions, the Plaintiffs dismissed the Fairchild Defendants from the lawsuit and the court granted VCG’s Motion to Transfer to the Eastern District of North Carolina. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an Order granting Summary Judgment to VCG and dismissed Plaintiffs’ claims in their entirety, finding that as a matter of law, VCG did not tortiously interfere with Mr. Peter’s contract with Regale and further finding that VCG did not misappropriate trade secrets. Plaintiffs did not appeal that ruling and as such, the case has concluded.
     Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration on June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Plaintiffs and Regale. In addition, Plaintiffs assert that one of Regale’s principals tortiously interfered with the contract between Regale and Plaintiffs. Regale had filed a Motion to Stay Arbitration which was granted in part and denied in part, with the Court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to contract and the arbitration is scheduled for late October, 2009. This case is in its earliest stages and, therefore, the likely outcome is impossible to predict. The Company has not accrued anything relating to the settlement of this litigation.
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
     The parties have filed cross-motions for Summary Judgment and the Plaintiffs have filed a Motion for Class Certification. Those matters were heard on February 2, 2009. Recently, the Court has entered a series of rulings on the Motions for Summary Judgment. In these rulings the Court has dismissed VCG as a party Defendant-having determined that VCG is not directly liable to Plaintiffs on their claims. In all other respects, the Court has denied the parties respective Summary Judgment Motions, except the Court granted Summary Judgment to Plaintiffs as to one issue, but did not determine the scope or extent, if any, of the alleged damages, ruling this issue, like the others, are questions for a jury. The Court has also not ruled on Plaintiffs Motion for Class Certification and recently asked the parties for further briefs on issues relating to class certification. Those briefs were filed on May 5, 2009. It is unknown when or how the Court will rule on those motions. Trial is also presently scheduled for July or August of 2009. However, that date remains subject to change.
Texas Patron Tax Litigation
     Beginning January 1, 2008, the Company’s Texas nightclubs became subject to a new state law requiring the Company to collect a $5 surcharge for every nightclub visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the fee is an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. When cities or the State of Texas gives notice of appeal, the State supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed. Given the suspension of the judgment, the State of Texas has opted to collect the tax pending the appeal. The Company has paid the tax under protest for 2008 totaling approximately $203,000 and $79,505 for the quarter ended March 31, 2009. The Company has filed a lawsuit to demand repayment of the paid taxes. On April 12, 2009, the Texas Senate repealed the $5 surcharge and replaced the Patron Tax with a 10% tax calculated on admission fees. If signed by the Governor, the Company’s current amount paid under protest would be applied as a credit against future admission tax liabilities. Additionally, the Company’s tax protest suit will proceed to Court or be settled after the State’s appeal to the Austin Court of Appeals is completed (but not successful) and the State does not prevail in a further petition to the Texas Supreme Court.
Department of Labor Review
     In October of 2008, we were required to conduct a self-audit of employee payroll by the U.S. Department of Labor at our Kentucky nightclub. After an extensive self-audit, we found that (a) we incorrectly paid some of our employees for hours worked and minimum wage amounts and (b) we incorrectly charged minimum wage employees for their uniforms. As a result, the U.S. Department of Labor required that we issue back pay and refund uniform expenses to qualified employees at a total cost to us of $14,439. In addition, as a result of the Kentucky audit, we have been placed under a nationwide U.S. Department of Labor audit for all of our nightclub locations as well as our corporate office. We will once again be allowed to self-audit and will begin the self-audit in May and complete this audit in August 2009. The Company has not accrued anything related to this audit.

     The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information set forth hereunder, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), presents significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources that occurred during the three months ended March 31, 2009 and 2008. Likewise, the MD&A should be read in conjunction with the financial statements appearing elsewhere in this Form 10-Q (this “Report”). The MD&A discussed in the Company’s Annual Report Form 10-K for the year ended December 31, 2008, and filed with the SEC on April 13, 2009, should also be referred to when reading this Report.
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
     We believe maximum profitability and sustained growth in the industry is obtained by owning and operating upscale adult nightclubs. Our current strategy is to acquire upscale adult nightclubs in areas that are not market saturated and where the public is open to these types of establishments. Another part of our growth strategy is to achieve nightclub “clustering.” Adult nightclubs tend to group together in their respective markets. We believe that clustering our nightclubs leads to improved brand recognition, as well as some improvement in economies of scale as costs of marketing are spread over more nightclubs. Clustering also provides the Company with the ability to disperse management expertise to more locations under their responsibility.
Overview of Business
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
Critical Accounting Policies
     The following discussion and analysis of the results of operations and financial condition are based on the Company’s consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully described in Note 2 of the “Notes to the Consolidated Financial Statements,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2008. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by us. Further, such accounting policies and estimates can be materially affected by changes from period to period in economic factors or conditions that are outside our control. As a result, our accounting policies and estimates are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, future business plans, projected financial results, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as may be appropriate.

Actual results may differ from these estimates. Those critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations — Critical Accounting Policies,” which is a part of our Annual Report on Form 10-K for the year ended December 31, 2008.
Results of Operations- Three Months Ended March 31, 2009 Compared to March 31, 2008
     The following sets forth a comparison of the components of the results of our continuing operations for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,		Percentage
	2009	2008	change
Revenue
Sales of alcoholic beverages	$5,864,663	$6,534,618	(10.25)%
Sales of food and merchandise	471,532	708,655	(33.46)%
Service revenue	6,698,281	5,278,646	26.89%
Other income	739,942	804,036	(7.97)%

Total revenue	13,774,418	13,325,955	3.37%

Operating Expenses
Cost of goods sold	1,492,923	1,848,547	(19.24)%
Salaries and wages	3,269,881	3,062,704	6.76%
Other general and administrative
Taxes and permits	888,877	456,273	94.81%
Charge card and bank fees	193,236	200,821	(3.78)%
Rent	1,448,516	1,142,948	26.74%
Legal fees	405,949	191,211	112.30%
Other professional fees	426,571	456,955	(6.65)%
Advertising and marketing	700,196	805,794	(13.10)%
Insurance	380,358	376,013	1.16%
Utilities	281,072	258,317	8.81%
Repairs and maintenance	292,224	229,181	27.51%
Other	1,382,140	1,037,077	33.27%
Depreciation & amortization	425,369	356,465	19.33%

Total operating expenses	11,587,312	10,422,306	11.18%

Income from operations	2,187,106	2,903,649	(24.68)%

Other income (expenses)
Interest expense	(928,856)	(773,504)	20.08%
Interest income	36	3,572	*
Gain (loss) on sale of assets	(936)	—	*

Total other income (expenses)	(929,756)	(769,932)	20.76%

Income before income taxes	1,257,350	2,133,717	(41.07)%

Income tax expense — current	140,412	332,970	(57.83)%
Income tax expense — deferred	339,588	317,030	7.12%

Total income taxes	480,000	650,000	(26.15)%

Net income	777,350	1,483,717	(47.61)%

Net income attributable to noncontrolling interests	(125,177)	(111,383)	12.38%

Net income attributable to VCG Holding	$652,173	$1,372,334	(52.48)%

*	- not meaningful

Revenue
     Total revenue for the three months ended March 31, 2009 increased by $448,000 or 3.4%, when compared to the three months ended March 31, 2008. The increase is partially attributable to the addition of two new clubs after March 31, 2008: Manana and Imperial Showgirls. Six clubs had same-store sales increases between 3.5% and 21% of revenue earned when compared to the same quarter in 2008. Total revenue for these six stores increased approximately $270,000, an 8.7% increase over the quarter ended March 31, 2008.
     While sales of merchandise, food and alcoholic beverages decreased by 12.5% for the first quarter in 2009 when compared to the same quarter in 2008, service revenue increased by $1,420,000 or 26.9%. Other service revenue includes wristband sales, suite rentals, tab and tip fees, dance dollar and boutique buck programs. Other income decreased by approximately $64,000 or 8% for the quarter comparison, mostly related to a decrease in special events held at the Clubs and VIP memberships.
Cost of Goods Sold
     Cost of goods sold consists of alcohol, food, and merchandise. For the three months ended March 31, 2009, cost of goods sold decreased by approximately $356,000 or 19.2% when compared to the same quarter in 2008. This decrease is larger than the 12.5% decrease in corresponding sales. The decrease is attributable to stronger controls over inventory and operations of four all-nude clubs that do not serve alcohol in 2009. The Company owned three all-nude clubs in the first quarter of 2008. These clubs have a lower cost of sales percentage and a higher gross profit.
     The Company tracks cost of sales as a percentage of the attributable revenue. The cost of sales to revenue percentage of 23.6% as of March 31, 2009 compares favorably to the cost of sales to revenue percentage of 25.5% for the first quarter of 2008.
Salaries and Wages
     Salaries and wages consist of all labor costs incurred throughout the entire organization. Labor costs increased by $207,000 for the three months ended March 31, 2009, when compared to the three months ended March 31, 2008. This increase was mostly a result from the two new acquisitions purchased in 2008. The percentage of salaries and wages to total revenue was 23.7% for the three months ended March 31, 2009 and 23.0% for the three months ended March 31, 2008.
Other General and Administrative Expenses
     Taxes and permits increased by approximately $433,000 or 94.8% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This category includes real and personal property taxes, payments made on the Texas Patron tax, and other business licenses and permits necessary to operate the Clubs. This large increase was primarily due to:
•	payments made on the Texas Patron Tax totaling approximately $81,000 made in the first quarter of 2009 that were not made in the first quarter of 2008;
•	additional property taxes accrued and permits paid of approximately $90,000 for the 2008 acquisitions of Manana and Imperial Showgirls. These clubs were acquired in the second and third quarters of 2008;
•	2009 annual increases in real and personal property taxes for all clubs and the Arizona property of approximately $160,000; and
•	additional business permits and license fees charged in 2009 for all clubs of approximately $58,000.
     Rent increased approximately $306,000 or 26.7% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This rent expense includes the addition of deferred rent expense required by SFAS 13 Accounting for Leases and the net amortization of leasehold rights and liabilities. The increase is a result of the additional club locations acquired in 2008 plus normal lease increases that started on January 1, 2009.
     Legal expenses increased by approximately $215,000, or approximately 112.3%, for the three months ended March 31, 2009, when compared to the three months ended March 31, 2008. This increase is due to litigation expenses involving the club in Minneapolis. See litigation under Part II, Item 1.
     Professional expenses include financial consulting, SOX consulting and income tax return preparation fees. These expenses actually decreased by approximately $30,000 or 6.6% for the three months ended March 31, 2009, when compared to the three months ended March 31, 2008. Part of the professional expenses incurred in the first quarter of 2008 was for audit fees incurred in the annual audit.
     Advertising and marketing expenses decreased by approximately $106,000 or 13.1% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease was a result of tighter budgets at the club level. In addition, the Company instituted the use of mobile billboard trucks to advertise clubs in Dallas/Ft. Worth, East St. Louis and Denver, ending the use of billboard signs. Marketing expenses were higher in the first quarter of 2008 because of the amortization of warrants issued for marketing services.

     Utilities increased by approximately 8.8 % for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This was strictly related to the harsh winter conditions experienced by the north and northeast clubs.
     Repairs and maintenance charges totaled approximately $292,000 for the three months ended March 31, 2009, an increase of $63,000 over the costs incurred in the three months ended March 31, 2008. Repairs were performed on the ATMs in many clubs, HVAC, plumbing and electrical wiring on two clubs plus kitchen repair, interior wall painting and refurbishment and roof repairs. These are considered routine maintenance and only represent 2.1% of total revenue at March 31, 2009 and 1.7% of total revenue at March 31, 2008.
     Other general and administrative (G&A) expenses increased by $345,000, or approximately 33.3%, in the three months ended March 31, 2009, compared to the three months ended March 31, 2008. G&A expenses include common office and club expenses such as janitorial, supplies, security, cast and employee relations, education and training, travel and automobile, telephone and internet expenses. Large increases included music royalty fees, janitorial services, trash removal and technology/internet expenses. Approximately $100,000 of the G&A expense increase in the first quarter is attributable to the addition of the two new clubs, Manana and Imperial Showgirls that were not owned in the first quarter of 2008.
Depreciation and Amortization
     Depreciation and amortization increased by $68,900, or 19.3%, for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This increase was related primarily to the acquisitions of new Clubs in 2008.
Interest Expense
     Interest expense increased approximately 20.1% during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The increase was primarily a result of obtaining additional debt financing for the purchase of Manana and Imperial Showgirls club acquisitions in 2008.
Income Tax Expense — Current
     The income tax expense – current portion of $140,000, represents the portion of income taxes that are estimated to be payable for the three months ended March 31, 2009, as compared to $333,000 for the three months ended March 31, 2008.
     Net income for the first quarter of 2009 reflected an effective tax rate of 38.2% for the quarter. The effective tax rate for the same quarter in 2008 was 30.5%. The increase in the 2009 effective tax rate is primarily attributable to permanent differences, partially offset by higher tax credits.
Income Tax Expense — Deferred
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax expense for the three months ended March 31, 2009 was $22,558 higher than the same quarter in the prior year.
Net Income and Earnings Per Share
     Net income for the three months ended March 31, 2009 after noncontrolling interests was approximately $652,000 or $0.04 per share less than the same quarter in 2008. The weighted average shares outstanding increased by 227,691 shares, or 1.3%, from the prior year due to the issuance of stock to the Company’s Board of Directors as board compensation in July 2008, offset by the shares purchased by the Company and cancelled from July 2008 to March 31, 2009.
Liquidity
     The level of working capital for existing club operations does not materially fluctuate and is very predictable. We anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next 12 months. We also have borrowing availability at March 31, 2009 of $2,000,000 under our bank line of credit. We intend to use our cash flows for principal and interest payments on debt, buyback of the Company’s common stock if needed, capital expenditures in certain clubs and continued repairs and maintenance in other clubs. Current economic conditions have temporarily suspended our process of negotiating a larger line of credit. We do have loans and a line of credit with our lead bank and expect them to be renewed when these loans come due in 2010 to 2013.
     In the first quarter of 2009, we made payments on debt totaling $1,763,000. The Company renegotiated terms on many loans in the first quarter of 2009, extending maturity dates by twelve to fourteen months. In virtually all instances, the interest rates and principal amounts did not change, making the extension a modification of the note, not an extinguishment of the debt. None of the Company’s debt has restrictive covenants. We have no immediate acquisitions planned in 2009, but always consider opportunities.

     Cash flow from operations was approximately $1,692,000 for the first quarter of 2009, compared to $2,056,000 for the first quarter of 2008. We have been able to satisfy our needs for working capital and capital expenditures through a combination of cash flow from club operations and debt. The Company expects that operations will continue with the realization of assets and payment of current liabilities in the normal course of business.
Working Capital
     At March 31, 2009 and December 31, 2008, the Company had cash and cash equivalents of approximately $2,770,000 and $2,209,000, respectively, and total current assets of approximately $4,737,000 and $4,020,000 respectively. Our current liabilities exceeded our current assets (negative working capital) by approximately $4,827,000 at March 31, 2009, compared to the current liabilities exceeding our current assets by approximately $3,108,000 at December 31, 2008.
Capital Resources
     The Company had equity of approximately $25,236,000 on March 31, 2009 and approximately $24,826,000 at December 31, 2008. The increase was primarily the result of income earned during the first three months of 2009 of approximately $652,000. Noncontrolling interests in consolidated partnerships totaled approximately $3,558,000 at March 31, 2009 and $3,560,000 at March 31, 2008.
     The net cash provided by operating activities was approximately $1,692,000 for the three months ended March 31, 2009 and $2,056,000 for the three months ended March 31, 2008. The major non-cash activity in the first quarter of 2009 was the amortization of loan fees of approximately $80,000, employee stock option expense of $47,000 and amortization of warrants issued for services of $31,000. Deferred income tax for the three months ended March 31, 2009 was almost $340,000, an increase of $23,000 as compared to the quarter ended March 31, 2008. Compounded and unpaid interest on long-term debt was $75,000 for the quarter ended March 31, 2009.
     Net cash used by investing activities for the three months ended March 31, 2009 was approximately $24,000, representing the purchase of fixed assets of $131,000 offset by the sale of an employee’s house bringing proceeds of approximately $107,000.
     Net cash provided by financing activities for the three months ended March 31, 2009 was approximately $1,107,000. New debt proceeds of $1,123,000 in the first quarter of 2009 were used to pay off debt of approximately $1,763,000.  In addition, the Company purchased $321,000 of company stock.
     The following table reconciles net income to EBITDA for the quarter ended March 31, 2009 compared to the same quarter ended March 31, 2008. EBITDA is normally a presentation of “earnings before interest, taxes, depreciation and amortization.” EBITDA is a non-GAAP or not generally accepted accounting principle calculation used by our investors to measure operating results. EBITDA data is included because the Company understands that investors consider such information as an additional basis on evaluating our ability to pay interest, repay debt and make capital expenditures. Management cautions that this EBITDA may not be comparable to similarly titled calculations reported by other companies. Because it is non-GAAP, EBITDA should not be considered as an alternative to operating or net income in measuring company results.

	Quarter ended March 31,
	2009	2008
		(Restated — Note 2)
Net Income	$652,173	$1,372,334
Add back:
Depreciation	421,110	351,748
Amortization of non-compete agreements	4,259	4,717
Amortization of leasehold rights and liabilities, net	(48,605)	(43,399)
Interest expense	928,856	773,504
Total income taxes	480,000	650,000

EBITDA	$2,437,793	$3,108,904

Total revenue	$13,774,418	$13,325,955
EBITDA as a percentage of revenue	17.7%	23.3%

     Another non-GAAP financial measurement used by the investment community is free cash flow. The following table calculates free cash flow for the Company for the quarter ended March 31, 2009 compared to the same quarter ended March 31, 2008. Company management cautions that this free cash flow calculation may not be comparable to similarly titled calculations reported by other companies. Because this is non-GAAP, free cash flow should not be considered as an alternative to the consolidated statement of cash flows.

	Quarter ended March 31,
	2009	2008
		(Restated — Note 2)
EBITDA	$2,437,793	$3,108,904
Less:
Interest expense	928,856	773,504
Non-controlling interests	125,177	111,383
Current income tax	140,412	332,970
Capital expenditures	131,258	856,860

Free Cash Flow	$1,112,090	$1,034,187

Item 4T. Controls and Procedures.
     As of March 31, 2009 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations regarding the effectiveness of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the registrant management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated there under.
The Company had previously concluded that a material weakness in the Company’s internal control over financial reporting existed as of December 31, 2007, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This weakness was reported in the Form 10-K as follows:
•	The Company lacked a sufficient number of accounting personnel with appropriate knowledge of generally accepted accounting principles to handle the acquisition growth of the Company. As a result, the input and categorization of certain entries required extensive review to assure accuracy and the December 31, 2007 year-end financial statements submitted to the SEC had to be restated.
•	Turnover in key accounting positions decreased the likelihood that these errors would have been detected in the ordinary monitoring of reconciliation procedures.
•	The Company failed to maintain effective financial reporting controls in certain areas, including general ledger journal entries that were not always reviewed prior to entry.
Since that report, remediation of these material weaknesses have included:
•	Hiring additional accounting personnel with experience and training to produce accurate financial data and with the intent to limit turnover; and
•	Engaging the services of technical third party consultants to advise management on technical financial and reporting matters.
     Because of the remediation of the material weaknesses described in the preceding paragraph, management believes that as of March 31, 2009, the company’s internal control over financial reporting is effective based on the completion of these remediation tasks.
     The Company has implemented this remediation plan for a full quarter after December 31, 2008. No other change has occurred in our internal control over financial reporting during the first quarter of our fiscal year ended March 31, 2009 that we believe has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Litigation
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
     This case was actively litigated by VCG and the Fairchild Defendants in Texas and on May 5, 2008. VCG, along with the Fairchild Defendants, filed Motions for Summary Judgment. In response to the filing of those motions, the Plaintiffs dismissed the Fairchild Defendants from the lawsuit and the court granted VCG’s Motion to Transfer to the Eastern District of North Carolina. On

March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an Order granting Summary Judgment to VCG and dismissed Plaintiffs’ claims in their entirety, finding that as a matter of law, VCG did not tortiously interfere with Mr. Peter’s contract with Regale and further finding that VCG did not misappropriate trade secrets. Plaintiffs did not appeal that ruling and as such, the case has concluded.
     Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration on June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Plaintiffs and Regale. In addition, Plaintiffs assert that one of Regale’s principals tortiously interfered with the contract between Regale and Plaintiffs. Regale had filed a Motion to Stay Arbitration which was granted in part and denied in part, with the Court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to contract and the arbitration is scheduled for late October, 2009. This case is in its earliest stages and, therefore, the likely outcome is impossible to predict. The Company has not accrued anything relating to the settlement of this litigation.
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
     The parties have filed cross-motions for Summary Judgment and the Plaintiffs have filed a Motion for Class Certification. Those matters were heard on February 2, 2009. Recently, the Court has entered a series of rulings on the Motions for Summary Judgment. In these rulings the Court has dismissed VCG as a party Defendant-having determined that VCG is not directly liable to Plaintiffs on their claims. In all other respects, the Court has denied the parties respective Summary Judgment Motions, except the Court granted Summary Judgment to Plaintiffs as to one issue, but did not determine the scope or extent, if any, of the alleged damages, ruling this issue, like the others, are questions for a jury. The Court has also not ruled on Plaintiffs Motion for Class Certification and recently asked the parties for further briefs on issues relating to class certification. Those briefs were filed on May 5, 2009. It is unknown when or how the Court will rule on those motions. Trial is also presently scheduled for July or August of 2009. However, that date remains subject to change.
Texas Patron Tax Litigation
     Beginning January 1, 2008, the Company’s Texas nightclubs became subject to a new state law requiring the Company to collect a $5 surcharge for every nightclub visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the fee is an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the United States Constitution and therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. When cities or the State of Texas gives notice of appeal, the State supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed. Given the suspension of the judgment, the State of Texas has opted to collect the tax pending the appeal. The Company has paid the tax under protest for 2008 totaling approximately $203,000 and $79,505 for the quarter ended March 31, 2009. The Company has filed a lawsuit to demand repayment of the paid taxes. On April 12, 2009, the Texas Senate repealed the $5 surcharge and replaced the Patron Tax with a 10% tax calculated on admission fees. If signed by the Governor, the Company’s current amount paid under protest would be applied as a credit against future admission tax liabilities. Additionally, the Company’s tax protest suit will proceed to Court or be settled after the State’s appeal to the Austin Court of Appeals is completed (but not successful) and the State does not prevail in a further petition to the Texas Supreme Court.
Department of Labor Review
     In October of 2008, we were required to conduct a self-audit of employee payroll by the U.S. Department of Labor at our Kentucky nightclub. After an extensive self-audit, we found that (a) we incorrectly paid some of our employees for hours worked and minimum wage amounts and (b) we incorrectly charged minimum wage employees for their uniforms. As a result, the U.S. Department of Labor required that we issue back pay and refund uniform expenses to qualified employees at a total cost to us of $14,439. In addition, as a result of the Kentucky audit, we have been placed under a nationwide U.S. Department of Labor audit for all of our nightclub locations as well as our corporate office. We will once again be allowed to self-audit and will begin the self-audit in May and complete this audit in August 2009. The Company has not accrued anything related to this audit.
     The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.
Item 1A. Risk Factors.
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and during the quarter ended March 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     As previously announced, the Board of Directors of VCG Holding Corp. adopted a Stock Repurchase Program on July 26, 2007 pursuant to which the Company may repurchase up to the lesser of (a) 1,600,000 shares of its common stock, par value $0.001 (the “Common Stock”), or (b) an aggregate of $10,000,000 of Common Stock (the “Repurchase Program”). On September 29, 2008, the Company’s Board of Directors authorized the Company’s Executive Committee to repurchase, in its discretion, up to an aggregate of $1,000,000 of Common Stock pursuant to the Repurchase Program. Further, on January 9, 2009, the Company’s Board of Directors authorized the Company’s Executive Committee to repurchase, in its discretion, up to an additional aggregate of $1,000,000 of Common Stock pursuant to the Repurchase Program (for a total amount of $2,000,000 of authorized purchases under the Repurchase Program).
     During the quarter ended March 31, 2009, the Company repurchased an aggregate of 193,625 shares of Common Stock for an aggregate purchase price of $320,631. As a result, as of March 31, 2009 up to 1,039,351 shares of Common Stock or shares of Common Stock with an aggregate purchase price of approximately $8,668,795 (whichever is less) remain available for repurchase under the Repurchase Program.
     The following table provides additional information about the Company’s purchases under the Repurchase Program as March 31, 2009:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of	Yet Be
	Total Number of		Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
Period	Purchased(1)	Paid per Share	or Programs (1)	Programs

January 1 to 31, 2009	33,400	$1.70	33,400	1,199,576 shares or $8,932,556
February 1 to 28, 2009	116,857 (2)	$1.68	116,857 (2)	1,082,719 shares or $8,736,100
March 1 to 31, 2009	43,368 (3)	$1.55	43,368	1,039,351 shares or $8,668,795

Total	193,625	$1.66	193,625	1,039,351 shares or $8,668,795

(1)	Unless noted, the Company made all repurchases in the open market.

(2)	Of these repurchases, the Company purchased 21,557 shares of common stock in the open market and 95,300 shares of common stock in a block transaction.

(3)	Of these repurchases, the Company purchased 10,268 shares of common stock in the open market and 33,100 shares of common stock in a block transaction.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer of VCG Holding Corp., pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of VCG Holding Corp., in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial and Accounting Officer of VCG Holding Corp., in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VCG HOLDING CORP.
Date: May 14, 2009	By:	/s/ Troy Lowrie
Troy Lowrie
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2009	By:	/s/ Courtney Cowgill
Courtney Cowgill
Chief Financial and Accounting Officer