Form 10-K/A
period 2008-12-31
VCG HOLDING CORP
filed 2009-06-10
CIK 1172852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

EXPLANATORY NOTE
Amendment of the December 31, 2008 Form 10-K filed on April 13, 2009
     VCG Holding Inc. (the “Registrant”) is filing this Amendment No. 1 to our Annual Report on Form 10-K (the “Amended 10-K”) for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission on April 13, 2009 (the “Original 10-K”). This Amended 10-K amends the Original 10-K for the purpose of updating the following items:
•	An expanded description of the nature of the errors that caused Goodwill to be overstated by $2.1 million, Additional Paid-in Capital to be overstated by $1.2 million and Other Income to be overstated by $0.9 million. This expanded description replaced the third paragraph in the following sections of the Original 10-K:

¡	Explanatory Note;

¡	Item 7. Management’s Discussion and Analysis - Restatement of 2007 Annual Financial Statements and 2008 Quarterly Financial Statements;

¡	Notes to Consolidated Financial Statements — Note 2) Restatement of 2007 Annual Financial Statements and 2008 Quarterly Financial Statements, including a table that shows the effect on the 2007 financial statements; and

¡	Notes to Consolidated Financial Statements — Note 14) 2008 Quarterly Restatements

•	Item 9A(T) Controls and Procedures was also revised to include the same expanded description of the nature of the errors that caused Goodwill to be overstated by $2.1 million, Additional Paid-in Capital to be overstated by $1.2 million and Other Income to be overstated by $0.9 million in the fourth paragraph.

•	Item 1(A) Risk Factors - two risk factors were modified to disclose that the Company believes it is currently in compliance with the SEC’s and NASDAQ’s director independence rules as of the filing date.

•	Signatures and Certifications - the signatures and certifications were updated to the amended filing date.

     This Amended 10-K does not reflect events occurring after the filing date of the Original 10-K and does not modify or update the disclosures in the Original 10-K, other than the items described above in this Explanatory Note. This Amended 10-K replaces and supersedes the Original 10-K in its entirety.
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
     During 2007, the Company more than doubled in size by making strategic acquisitions of 11 nightclubs, growing from 8 to 18 nightclubs (taking into account one nightclub disposition). The extremely high volume of acquisitions plus the related debt and equity transactions to fund them, resulted in errors. These errors were made while recording the pushdown accounting entries, which overstated Goodwill and Equity. For example, the Company did not update the valuation date and fair market value of the Company’s stock consideration paid to the Company’s CEO for the acquisition of his nightclubs when delays in transferring licenses postponed the effective acquisition dates. The Company also made errors in eliminating entries for the fourth quarter 2007, which overstated Other Income (an account used on the parent company’s books to record intercompany charges to its subsidiaries) and Goodwill.
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

EXPLANATORY NOTE

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
     Our common stock is currently listed for trading on the NASDAQ Global Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting of our securities, which is likely to have an adverse effect on the price of our common stock and our business. There can be no assurance that the Company will meet the continued listing requirements for the NASDAQ Global Market, or that the Company’s common stock will not be delisted from the NASDAQ Global Market in the future. If our common stock is delisted from NASDAQ, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.
In the event the make-up of our Board of Directors or Audit Committee were not or are not in the future in compliance with the SEC and NASDAQ independence requirements, we face a number of risks that could materially and adversely affect our stockholders and our business.
     The SEC rules and the NASDAQ’s continued listing requirements require, among other things, that a majority of the members of our Board of Directors are independent and that our Audit Committee consists entirely of independent directors. We have determined that in the past a majority of the members of our Board of Directors and all of our Audit Committee members may not have been independent. We believe that we currently comply with the SEC and NASDAQ requirements regarding director independence. However, in the event we have not been or do not remain in compliance with these requirements, our executive officers could establish policies and enter into transactions without the requisite independent review and approval of such policies and transactions. This could present the potential for a conflict of interest between us and our stockholders generally and our executive officers, stockholders or directors. Further, our failure to comply with these requirements may limit the quality of the decisions that are made by our Board of Directors and Audit Committee, such as the risk that material misstatements or omissions caused by errors or fraud with respect to our financial statements or other disclosures may occur and not be detected in a timely manner or at all and the payment of inappropriate levels of compensation to our executive officers. In the event there are deficiencies or weaknesses in our internal controls, we may misreport our financial results or lose significant amounts due to misstatements caused by errors or fraud. Finally, if the composition of our Board of Directors or Audit Committee fails to meet NASDAQ’s independence requirements in the future and we fail to regain compliance with NASDAQ’s continued listing requirements, the Company’s common stock will be delisted from the NASDAQ Global Market, as further described in the previous risk factor.
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
     The table contains specifics about our leased and owned nightclub properties:

Name/Club Ownership	Lease Information
PT’s® Brooklyn Platinum of Illinois, Incorporated Acq. Date: 5/1/2002 Location: Brooklyn, IL Sq. Ft.: 9,000 Building Owned by VCG: Yes	An Illinois corporation and wholly-owned subsidiary of VCG.

PT’s® Showclub Indy Restaurant Concepts, Inc. Acq. Date: 6/30/02 Location: Indianapolis, IN Sq. Ft.: 9,200 Building Owned by VCG: Yes	An Indiana corporation and wholly-owned subsidiary of VCG. VCG Real Estate leases a portion of the building that is not used by the nightclub operation to an unaffiliated third party.

PT’s® All Nude VCG Restaurants Denver, Inc. Acq. Date: 6/30/04 Location: Denver, CO Sq. Ft.: 8,000 Building Owned by VCG: No	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $14,500 per month. The lease term expires on January 31, 2010 and has an additional five year option until 2015. The base rent will be adjusted in February 2010 by the percentage increases in the Consumer Price Index for the month of February 2005 and the Consumer Price Index for the month of February 2010. And for each subsequent lease year during the option period commencing February 1, 2011 and every February 1 by the percentage increase in the Consumer Price Index for the month of February immediately preceding the adjustment date and the Consumer Price Index for the month of February for the year preceding the adjustment date.

The Penthouse Club® Glendale Restaurant Concepts, LP Acq. Date: 6/30/04 Location: Glendale, CO Sq. Ft.: 9,600 Building Owned by VCG: No	A Colorado limited partnership and 98% owned subsidiary of VCG, including the 1% general partnership interest. The building is leased from Lowrie LLLP, controlled by our Chairman of the Board and CEO, Troy Lowrie, currently for $12,000 per month. The lease term expires September 2014 and has three options to extend that expire July 2029. The base rent adjusts every five years. The rent from years one to five is $12,000 per month, years six to ten is $13,500 per month, years eleven to fifteen (option 1) is $15,000 per month, years sixteen to twenty (option 2) is $16,500 per month and years twenty one to twenty five (option 3) is $18,000 per month.

Name/Club Ownership	Lease Information
PT’s® Showclub Appaloosa VCG CO Springs, Inc. Acq. Date: 10/2/06 Location: Colorado Springs, CO Sq. Ft.: 9,500 Building Owned by VCG: No	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $10,000 per month. The lease term expires on October 1, 2016 and has two options to extend that expire October 2026. The base rent adjusts every five years. The rent from years one to five is $10,000 per month, years six to ten is $10,500 per month, years eleven to fifteen (option 1) is $12,000 per month and years sixteen to twenty (option 2) is $13,500 per month.

Diamond Cabaret® Glenarm Restaurant, LLC Acq. Date: 10/8/04 Location: Denver, CO Sq. Ft.: 36,000 Building Owned by VCG: No	A Colorado limited liability company and 90% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $40,000 per month. The lease term expires in October 2014 and has three options to extend that expire October 2029. The base rent adjusts every five years. The rent from years one to five is $40,000 per month, years six to ten is $45,000 per month, years eleven to fifteen (option 1) is $50,000 per month and years sixteen to twenty (option 2) is $55,000 per month and years twenty one to twenty five (option 3) is $60,000.

The Phoenix Club Epicurean Enterprises, LLC Acq. Date: 11/2/04 Location: Phoenix, AZ Sq. Ft.: 14,000 Building Owned by VCG: Yes	A previously-owned subsidiary of VCG. The nightclub was sold in January 2007. The Company owns the building and leases it to an unrelated third party, and purchaser of the nightclub operations, for $20,000 per month. The lease term expires January 2012 and has three options to extend that expire January 2027. The rent from years one to five is $20,000 per month, years six to ten (option 1) is $20,000 per month, years eleven to fifteen (option 2) is $25,000 per month and years sixteen to twenty (option 3) is $25,000 per month. The lessee defaulted on this lease agreement in August 2008 and the Company has fully reserved the uncollected rent payments and property taxes as of December 31, 2008. The lessee has personally guaranteed the lease, but the Company expects to file a court action to enforce the lease and collect back-due rent payments and property taxes.

PT’s® Show Club Denver Restaurant Concepts, LP Acq. Date: 1/29/06 Location: Denver, CO Sq. Ft.: 20,720 Building Owned by VCG: No	A Colorado limited partnership and 98% owned subsidiary of VCG. The building is leased from Lowrie LLLP, controlled by our Chairman of the Board and CEO, Troy Lowrie, currently for $15,000 per month. This square footage includes nightclub, office and storage space. The lease term expires December 2015 and has three options to extend that expire December 2029. The base rent adjusts every five years. The rent from years one to five is $15,000 per month, years six to ten is $17,500 per month, years eleven to fifteen (option 1) is $20,000 per month, years sixteen to twenty (option 2) is $22,500 per month and years twenty one to twenty five (option 3) is $25,000.

Roxy’s RCC LP Acq. Date: 1/18/07 Location: Brooklyn, IL Sq. Ft.: 4,400 Building Owned by VCG: No	An Illinois limited partnership and 88% subsidiary of VCG. The building is leased from an unaffiliated third party for $5,000 per month. The lease term expires February 1, 2017 and has two options to extend that expire February 1, 2027. The base rent never changes, but the rent amount fluctuates monthly based on sales.

PT’s® Showclub Kentucky Restaurant Concepts, Inc. Acq. Date: 1/1/07 Location: Louisville, KY Sq. Ft.: 23,000 Building Owned by VCG: No	A Kentucky corporation and 100% owned subsidiary of VCG. The building is leased from Lowrie LLLP, controlled by our Chairman of the Board and CEO, Troy Lowrie, currently for $7,500 per month. The lease term expires December 31, 2017 and has three five year options to extend that expire December 31, 2032. The base rent adjusts every five years. The rent from years one to five is $7,500 per month, years six to ten is $8,750 per month, years eleven to fifteen (option 1) is $10,000 per month, years sixteen to twenty (option 2) is $11,250 per month and years twenty one to twenty five (option 3) is $12,000.

PT’s® Showclub Cardinal Management LP Acq. Date: 2/5/07 Location: Centreville, IL Sq. Ft.: 5,700 Building Owned by VCG: No	An Illinois limited partnership and 83% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $5,000 per month. The lease term expires on February 1, 2017 and has two options to extend that expire February 1, 2027. The base rent never changes, but the rent amount fluctuates monthly based on sales.

Name/Club Ownership	Lease Information
PT’s® Sports Cabaret MRC LP Acq. Date: 2/9/07 Location: Sauget, IL Sq. Ft.: 9,700 Building Owned by VCG: No	An Illinois limited partnership and 100% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $20,000 per month. The lease term expires on March 1, 2017 and has two options to extend that expire March 1, 2027. The base rent never changes, but the rent amount fluctuates monthly based on sales.

The Penthouse Club® IRC LP Acq. Date: 2/7/07 Location: Sauget, IL Sq. Ft.: 19,385 Building Owned by VCG: No	An Illinois limited partnership and a 90% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $25,000 per month. The lease term expires on March 1, 2017 and has two options to extend that expire March 1, 2027. The base rent never changes, but the rent amount fluctuates monthly based on sales.

The Men’s Club® Raleigh Restaurant Concepts, Inc. Acq. Date: 4/16/07 Location: Raleigh, NC Sq. Ft.: 21,200 Building Owned by VCG: No	A North Carolina corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $6,000 per month. This lease has options to renew for ten consecutive renewal terms of five years each that expire January 31, 2062. The base rent adjusts every five years by $250 after January 1, 2017 with a maximum of $8,250 per month. The Company also has a separate lease for the parking premises currently for $19,750 per month. This lease expires January 31, 2012 and has ten consecutive renewal terms of five years each that expire on January 31, 2062. The base rent adjusts on every renewal term by $500 with a maximum of $45,750.

Schiek’s Palace Royale Classic Affairs, Inc. Acq. Date: 5/30/07 Location: Minneapolis, MN Sq. Ft.: 11,600 Building Owned by VCG: No	Minnesota corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $25,000 per month. The building lease term expires on June 29, 2012 and has three five year options to extend that expire July 1, 2027. The base rent adjusts every five years. The rent from years one to five years is $25,000 per month, years six to ten (option 1) is $27,750 per month, years eleven to fifteen (option 2) is $30,000 per month and years sixteen to twenty (option 3) is $33,000 per month.

PT’s® Showclub Kenkev II, Inc. Acq. Date: 9/14/07 Location: Portland, ME Sq. Ft.: 13,000 Building Owned by VCG: No	A Maine corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $14,750 per month. The lease term expires on September 30, 2032 and has two options to extend that expire September 30, 2042. The base rent adjusts every year by 3% after the first year of the lease.

Jaguar’s Gold Club Golden Productions JGC Fort Worth LLC Acq. Date: 9/17/07 Location: Fort Worth, TX Sq. Ft.: 10,000 Building Owned by VCG: No	A Texas limited liability company and wholly-owned subsidiary of VCG. The building is owned by the nightclub but the land is leased from an unaffiliated third party currently for $20,000 per month. The lease term expires on September 30, 2012 and has four five year options to extend that expire September 30, 2032. The base rent adjusts every option period by 10% over the prior term’s rental obligation.

PT’s® Showclub Kenja II, Inc. Acq. Date: 10/29/07 Location: Miami, FL Sq. Ft.: 7,600 Building Owned by VCG: No	A Florida corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $10,000 per month. The lease term expires on November 1, 2032 and has two options to extend that expire November 1, 2042. The base rent adjusts every year by 3% after the first year of the lease.

Name/Club Ownership	Lease Information
LaBoheme Gentlemen’s Club Stout Restaurant Concepts, Inc. Acq. Date: 12/21/07 Location: Denver, CO Sq. Ft.: 6,200 Building Owned by VCG: No	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $17,000 per month. The lease term expires on September 1, 2016. The base rent adjusts every three years. The rent from years one to four is $17,000 per month, years five to seven is $20,000 per month and years eight to nine is $21,000 per month.

Jaguar’s Gold Club Manana Entertainment, Inc. Acq. Date: 4/14/08 Location: Dallas, TX Sq. Ft.: 12,500 Building Owned by VCG: No	A Texas limited liability company and wholly-owned subsidiary of VCG. The building is owned by the nightclub but the land is leased from an unaffiliated third party for $25,000 per month. The lease term expires on April 14, 2012 and has four five year options to extend that expire April 2032. The base rent adjusts every option period by 10% over the prior term’s rental obligation.

Imperial Showgirls Gentlemen’s Club VCG-IS, LLC Acq. Date: 7/28/08 Location: Anaheim, CA Sq. Ft.: 8,148 Building Owned by VCG: No	A California corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $8,000 per month. The lease term expires on September 1, 2010 and has four five year options to extend that expire September 1, 2025. The base rent adjusts by $500 every five years with a maximum of $9,500 per month.
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
     The following table provides additional information about the Company’s purchases under the repurchase program during the fourth quarter of 2008.

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of	Yet Be
	Total Number of		Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
Period	Purchased(1)	Paid per Share	or Programs(1)	Programs
October 1 to 31, 2008	225,045 (2)	$2.61	225,045 (2)	1,334,955 shares or $9,154,616
November 1 to 30, 2008	49,000	$1.90	49,000	1,285,955 shares or $9,061,668
December 1 to 31, 2008	52,979	$1.34	52,979	1,232,976 shares or $8,989,426
Total	327,024	$2.30	327,024	1,232,976 shares or $8,989,426

(1)	Unless noted, the Company made all repurchases in the open market.

(2)	Of these repurchases, the Company purchased 100,045 shares of common stock in the open market and 125,000 shares of common stock in a private transaction.

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
     During 2007, the Company more than doubled in size by making strategic acquisitions of 11 nightclubs, growing from 8 to 18 nightclubs (taking into account one nightclub disposition). The extremely high volume of acquisitions plus the related debt and equity transactions to fund them, resulted in errors. These errors were made while recording the pushdown accounting entries, which overstated Goodwill and Equity. For example, the Company did not update the valuation date and fair market value of the Company’s stock consideration paid to the Company’s CEO for the acquisition of his nightclubs when delays in transferring licenses postponed the effective acquisition dates. The Company also made errors in eliminating entries for the fourth quarter 2007, which overstated Other Income (an account used on the parent company’s books to record intercompany charges to its subsidiaries) and Goodwill.
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
     Rental income received from unrelated third parties, included in other income, totaled $288,365 for the ended December 31, 2008 and $304,000 in 2007. Rental income in 2007 was less than ..8% of total income and decreased to approximately .5% in 2008. Management fee income, not eliminated in the consolidated financials, totaled approximately $644,000 in 2007. There was no management fee income, not eliminated in consolidation, in 2008.
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

	December 31,
		2007
	2008	(Restated — Note 2)
Net Income (loss)	$(30,711)	$5,419
Add back:
Depreciation	1,678	1,030
Amortization of covenants not-to-compete	21	—
Amortization of leasehold rights and liabilities, net	(192)	(100)
Interest expense	3,761	2,440
Total income taxes	(11,102)	1,250

EBITDA before non-cash impairment charges	$(36,545)	$10,039
Add back:
Total non-cash impairment charges	48,006	—

EBITDA excluding non-cash impairment charges	$11,461	$10,039

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

VCG Holding Corp.
Consolidated Statements of Operations
For the years ended
(Dollar amounts in thousands except
earnings per share)

	December 31,
	2008	2007
		(Restated — Note 2)
Revenues
Sales of alcoholic beverages	$26,242	$19,248
Sales of food and merchandise	2,503	2,282
Service revenue	25,568	13,997
Management fees and other income	3,380	4,090

Total revenues	57,693	39,617

Operating Expenses
Cost of goods sold	6,980	5,414
Salaries and wages	13,461	8,899
Other general and administrative
Taxes and permits	2,894	1,527
Charge card and bank fees	869	480
Rent	5,798	3,764
Legal fees	1,101	673
Other professional fees	2,788	1,495
Advertising and marketing	2,921	1,859
Insurance	1,712	1,042
Utilities	1,104	652
Repairs and maintenance	1,022	631
Other	4,778	3,193
Impairment of building and land	1,961	—
Impairment of indefinite-lived intangible assets	27,324	—
Impairment of goodwill	18,721	—
Depreciation and amortization	1,699	1,030

Total operating expenses	95,133	30,659

Income (loss) from operations	(37,440)	8,958

Other income (expenses)
Interest expense	(3,761)	(2,440)
Interest income	23	326
(Loss) gain on sale of assets	(206)	190
Realized loss on sale of marketable securities	—	(91)

Total other expenses	(3,944)	(2,015)

Income (loss) from continuing operations before income taxes	(41,384)	6,943

Income taxes
Income tax expense — current	730	—
Income tax expense (benefit) — deferred	(11,832)	1,250

Total income taxes	(11,102)	1,250

Minority interest expense	(429)	(251)

Income (loss) from continuing operations	(30,711)	5,442

(Loss) from discontinued operations	—	(23)

Net income (loss)	$(30,711)	$5,419

Earnings per share
Basic income (loss) per common share
Income (loss) from continuing operations	$(1.71)	$0.33
Loss from discontinued operations	—	—

Net income (loss)	$(1.71)	$0.33

Fully diluted income per common share
Income (loss) from continuing operations	$(1.69)	$0.32
Loss from discontinued operations	—	—

Net income (loss)	$(1.69)	$0.32

Weighted average shares outstanding	17,925,132	16,623,213
Fully diluted weighted average shares outstanding	18,146,949	17,012,983
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
Index

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
     During 2007, the Company more than doubled in size by making strategic acquisitions of 11 nightclubs, growing from 8 to 18 nightclubs (taking into account one nightclub disposition). The extremely high volume of acquisitions plus the related debt and equity transactions to fund them, resulted in errors. These errors were made while recording the pushdown accounting entries, which overstated Goodwill and Equity. For example, the Company did not update the valuation date and fair market value of the Company’s stock consideration paid to the Company’s CEO for the acquisition of his nightclubs when delays in transferring licenses postponed the effective acquisition dates. The Company also made errors in eliminating entries for the fourth quarter 2007, which overstated Other Income (an account used on the parent company’s books to record intercompany charges to its subsidiaries) and Goodwill.
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
     See Item 9A(T), Controls and Procedures in the Company’s Form 10-K for the Company’s remediation of these weaknesses in internal controls over financial reporting. The effect of the corrections is detailed below.
VCG Holding Corp.
Consoldated Balance Sheet
December 31, 2007
(Dollar amounts in thousands)

	As Reported	Valuation	Equity	Restated
	2007	Adjustments	Restatement	2007

Assets
Current Assets
Cash & cash equivalents (including $250 of restricted cash at 12/31/07)	$2,979			$2,979
Assets held for sale	373			373
Other receivables	182			182
Inventories	965			965
Prepaid expenses	276			276
Income taxes receivable	272			272

Total Current Assets	5,047	0	0	5,047

Property and equipment, net	24,517	200		24,717
Licenses	3,205	50,112		53,317
Favorable lease rights	0	1,533		1,533
Trade names	0	578		578
Intellectual property	1,500	(1,500)		0
Plans and drawings	76			76
Deferred acquisition costs	268			268
Covenants not to compete	111	(59)		52
Deferred offering costs	37			37
Goodwill	58,964	(39,166)	(2,176)	17,622
Loan fees, net	390			390
Deposits	83			83

Total Assets	$94,198	11,698	(2,176)	$103,720

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable—trade	$764			$764
Accrued expenses	1,647			1,647
Deferred revenue	150			150
Unfavorable leasehold rights	0	262		262
Current portion of capitalized leases	9			9
Current portion of long-term debt	9,334			9,334

Total Current Liabilities	11,904	262	0	12,166

Long-term Liabilities
Deferred income tax	1,061	6,015		7,076
Unfavorable lease liabilities, net of current portion	0	5,322		5,322
Capitalized leases, net of current portion	19			19
Long-term debt	21,486			21,486

Total Long-Term liabilities	22,566	11,337	0	33,903

Minority Interests	3,663			3,663

Stockholders’ Equity
Redeemable preferred stock, none issued and outstanding	—			—
Common stock $.0001 par value; 50,000,000 shares authorized; 12,645,441 (2006) and 17,723,975 (2007) shares issued and outstanding	2			2
Additional paid-in capital	52,252		(1,244)	51,008
Retained earnings (deficit)	3,811	99	(932)	2,978

Total Stockholders’ Equity	56,065	99	(2,176)	53,988

Total Liabilities and Stockholders’ Equity	$94,198	11,698	(2,176)	$103,720

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
VCG Holding Corp.
Consolidated Statements of Operations
For the year ended
(Dollar amounts in thousands except earnings per share)

	December 31,
	As Reported	Valuation	Equity	Restated
	2007	Adjustments	Restatement	2007

Revenues
Sales of alcoholic beverages	$19,248			$19,248
Sales of food and merchandise	2,282			2,282
Service revenue	13,997			13,997
Management fees and other income	5,022		(932)	4,090

Total revenue	40,549		(932)	39,617

Operating Expenses
Cost of goods sold	5,414			5,414
Salaries and wages	8,899			8,899
Other general and administrative
Taxes and permits	1,527			1,527
Charge card and bank fees	480			480
Rent	3,863	(99)		3,764
Professional fees	2,168			2,168
Advertising and marketing	1,859			1,859
Insurance	1,042			1,042
Bad debt expense	42			42
Other	4,434			4,434
Depreciation and amortization	1,030			1,030

Total operating expenses	30,758	(99)	0	30,659

Income from operations	9,791	99	(932)	8,958

Other income (expenses)
Interest expense	(2,440)			(2,440)
Interest income	326			326
Gain on sale of assets	190			190
Realized loss on sale of marketable securities	(91)			(91)

Total other income (expenses)	(2,015)	0	0	(2,015)

Income from continuing operations before income taxes	7,776	99	(932)	6,943

Income tax expense—current	0			0
Income tax expense—deferred	1,250		0	1,250

Total income taxes	1,250	0	0	1,250

Minority interest expense	(251)			(251)

Income (loss) from continuing operations	6,275	99	(932)	5,442

(Loss) from discontinued operations, net of tax	(23)			(23)

Net income (loss)	$6,252	$99	$(932)	$5,419

Earnings per share
Basic income per common share
Income from continuing operations	$0.38	$0.01	$(0.06)	$0.33
Loss from discontinued operations	$—

Net income applicable to common shareholders	$0.38	$0.01	$(0.06)	$0.33

Fully diluted income per common share
Income from continuing operations	$0.37	$0.01	$(0.06)	$0.32
Loss from discontinued operations	$—

Net income applicable to common shareholders	$0.37	$0.01	$(0.06)	$0.32

Weighted average shares outstanding	16,501		122	16,623
Fully diluted weighted average shares outstanding	16,993		20	17,013

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
  Deferred Rent
     In accordance with SFAS No. 13, “Accounting for Leases”, the Company expenses rent on a straight line basis over the term of the lease.
   Revenue Recognition
     The Company revenues from nightclubs include funds received from the sale of alcoholic beverages, food and merchandise, service and other revenues. The Company recognizes this revenue at point-of sale upon receipt of cash, check or charge card. Service revenues include entertainer payments to perform at the Company’s nightclubs, redeemed coupons and merchandise restocking charges. Service revenue also includes customer admission fees, customer payments for tab and tip charges, dance dollar payments and suite rental fees. Service revenue is collected and recorded as revenue on a daily basis when received and earned.
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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
     In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS No. 160”) was issued. SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. The Statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and is effective for the Company beginning in fiscal 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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
     On December 28, 2006, the Company purchased the general partnership interest of Denver Restaurants Concepts LP (“DRC”) in consideration for the issuance of 50,000 shares of the Company’s restricted common stock, valued $250,000 ($5.00 per share). In addition, VCG purchased 92% limited partnership interest in DRC from Lowrie Management LLLP for an 8.5% $5.5 million promissory note. DRC operates PT’s® Showclub in Denver, Colorado. The total purchase price, including direct acquisition costs of $105,588, was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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
     On April 16, 2007, the Company acquired the majority of the assets of Regale, Inc. (“Regale”) for $10,100,000 in cash and 30,389 shares common stock valued at $305,987 ($10.07 per share). Regale operates The Men’s Club® in Raleigh, North Carolina. The total purchase price, including direct acquisition costs and litigation costs relating to the Thee Dollhouse Productions litigation of $1,188,976 (note 12), was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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
     On September 17, 2007, the Company acquired 100% of the member units of Golden Productions JGC Fort Worth, LLC. (“Golden”) for $3,754,283 in cash. Golden operates Jaguar’s Gold Club in Ft. Worth, Texas. The total purchase price, including direct acquisition costs of $82,063, was allocated to the acquired assets and liabilities as set forth in the following table (in thousands):

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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
7)  Other Long-Term Assets
     The Company’s other long-term assets consists of the following (in thousands):

	December 31,
	2008	2007
		(Restated —Note 2)
Loan fees, net	$246	$390
Deposits – lease and utility	122	83
Other	200	381

	$568	$854

8)  Accrued Expenses
     The Company’s accrued expenses consist of the following (in thousands):

	2008	2007
		(Restated —Note 2)
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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
11)  Stockholders’ Equity
  Common Stock
     Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters. Since the Company’s common stock does not have cumulative voting rights, the holders of shares having more than 50% of the voting power, if they choose to do so, may elect all Directors and the holders of the remaining shares would not be able to elect any Directors. In the event of a voluntary or involuntary liquidation of our company, all stockholders are entitled to a pro rated distribution of the Company’s assets remaining after payment of claims by creditors and liquidation preferences of any preferred stock. Holders of the Company’s common stock have no conversion, redemption or sinking fund rights. All of our outstanding shares of common stock are fully paid and non-assessable.
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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
     For the year ended December 31, 2008, compensation cost charged against income was $233,634. At December 31, 2008, there was $1.1 million of total unrecognized compensation cost, net of estimated forfeitures of 16%, related to unvested stock options. This cost is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately six years.
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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
     During 2007, the Company more than doubled in size by making strategic acquisitions of 11 nightclubs, growing from 8 to 18 nightclubs (taking into account one nightclub disposition). The extremely high volume of acquisitions plus the related debt and equity transactions to fund them, resulted in errors. These errors were made while recording the pushdown accounting entries, which overstated Goodwill and Equity. For example, the Company did not update the valuation date and fair market value of the Company’s stock consideration paid to the Company’s CEO for the acquisition of his nightclubs when delays in transferring licenses postponed the effective acquisition dates. The Company also made errors in eliminating entries for the fourth quarter 2007, which overstated Other Income (an account used on the parent company’s books to record intercompany charges to its subsidiaries) and Goodwill.
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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
     In connection with the Company’s review of the financial statements in its Annual Report filed on Form 10-KSB for the year ended December 31, 2007 in response to the SEC’s comment letter, the Company determined that material financial errors occurred. During 2007, the Company more than doubled in size by making strategic acquisitions of 11 nightclubs, growing from 8 to 18 nightclubs (taking into account one nightclub disposition). The extremely high volume of acquisitions plus the related debt and equity transactions to fund them, resulted in errors. These errors were made while recording the pushdown accounting entries, which overstated Goodwill and Equity. For example, the Company did not update the valuation date and fair market value of the Company’s stock consideration paid to the Company’s CEO for the acquisition of his nightclubs when delays in transferring licenses postponed the effective acquisition dates. The Company also made errors in eliminating entries for the fourth quarter 2007, which overstated Other Income (an account used on the parent company’s books to record intercompany charges to its subsidiaries) and Goodwill. As a result, we have restated our previously issued consolidated financial statements for the year ended December 31, 2007 and for each of the first three fiscal quarters of 2008 in this Annual Report on Form 10-K.
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

VCG Holding Corp.
Notes to Consolidated Financial Statements — (Continued)
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
Exhibits

Exhibits
No.	Description
3.1	Articles of Incorporation(1)

3.2	Amended Designations, Preferences, Limitations and Relative Rights of Series A Convertible Preferred Stock(9)

3.3	Amended and Restated Bylaws(28)

4.1	Specimen common stock certificate, $.0001 par value(1)

4.2	Specimen preferred stock certificate $.0001 par value(1)

*4.3	Stock Option and Stock Bonus Plan(1)

*4.4	2003 Stock Option and Stock Bonus Plan(3)

4.5	Form of Subscription Agreement(16)

10.01	Trademark License Agreement, dated June 30, 2002, between VCG Holding Corp. and Lowrie Management, LLLP(1)

10.02	Line of Credit and Security Agreement, dated June 30, 2002, between VCG Holding Corp. and Lowrie Management, LLLP(1)

*10.03	Management Contract, dated May 2, 2002, between VCG Holding Corp. and International Entertainment Consultants, Inc.(1)

10.04	Lease Agreement for 213-215 Madison, Brooklyn, Illinois, dated May 1, 2002, by and between RELMSS and VCG Holding Corp.(1)

10.05	Agreement to Purchase/Sell Real Estate, dated March 5, 2003, between VCG Real Estate Holdings, Inc. and Sacred Grounds Resources, L.L.C.(2)

10.06	Limited Partnership Purchase Agreement, executed effective June 30, 2004, by and among VCG Holding Corp., WCC Acquisitions, Inc. and Lowrie Management LLLP(4)

10.07	Promissory Note and Security Agreement, dated July 21, 2004, by VCG Holding Corp. in favor of Lowrie Management LLLP(4)

10.08	Lease Agreement, dated October 1, 2004, by and between Lowrie Management LLLP and Glendale Restaurant Concepts LP(5)

10.09	Agreement for the Purchase and Sale of Assets, dated August 18, 2004, by and between CCCG, Inc. and Glenarm Restaurant Concepts, LLC(6)

10.10	Lease Agreement, dated August 31, 2004, by and between Glenarm Associates, Inc. and Glenarm Restaurant LLC(6)

Exhibits
No.	Description
10.11	First Amendment to Commercial Lease, dated February 1, 2005, by Hampden and Galena Limited and VCG Restaurants Denver, Inc.(7)

*10.12	2004 Stock Option and Appreciation Rights Plan(8)

10.13	Agreement for the Purchase and Sale of Business and Assets, dated August 2, 2006, by and between VCG Holding Corp. and Consolidated Restaurants Limited, LLC(10)

10.14	Business Lease, dated October 2, 2006, by and between 5975 Terminal, LLC and VCG CO Springs, Inc.(11)

10.15	Limited Partnership Purchase Agreement, dated December 18, 2006, by and among Lowrie Management LLLP and W.C.C. Acquisitions Inc., VCG Holding Corp. and Denver Restaurants Concepts, LP(12)

10.16	Promissory Note and Security Agreement, dated December 31, 2006, by VCG Holding Corp. in favor of Lowrie Management LLLP(12)

10.17	Lease, dated January 1, 2005, by and between Lowrie Management LLLP and Denver Restaurant Concepts LP(12)

10.18	Sale of VCG’s 100% Membership Interest in Epicurean Enterprises, L.L.C., dated January 15, 2007, by and between VCG Holding Corp and Cory James Anderson(13)

10.19	Lease, dated January 15, 2007, by and between VCG Real Estate Holdings Inc. and Epicurean Enterprises LLC(13)

10.20	Purchase Agreement, dated January 2, 2007, by and among Troy Lowrie, VCG Holding Corp and Kentucky Restaurants Concepts, Inc.(14)

10.21	Agreement for Sale of Limited Partnership Interest Restaurant Concepts of Kentucky Limited Partnership, dated January 2, 2007(14)

10.22	Lease, dated January 1, 2007, by and between Lowrie Management LLLP and Kentucky Restaurant Concepts, Inc.(14)

10.23	Limited Partnership Purchase Agreement, dated January 18, 2007, by and among Lowrie Management LLLP and Illinois Acquisitions Inc., VCG Holding Corp and RCC, LP(15)

10.24	Consent to Sell Partnership Interest of RCC, LP, dated January 31, 2007(15)

10.25	Consent to Transfer Partnership Interest into Common Stock, dated January 31, 2007(15)

10.26	Business Lease, dated February 1, 2007, by and between Jay Dinklemann, as Trustee of Chicago Title Land Trust #1080459 and RCC LP(15)

10.27	Limited Partnership Purchase Agreement, dated February 5, 2007, by and among Lowrie Management LLLP, Illinois Acquisitions Inc., VCG Holding Corp. and Cardinal Management LP(16)

10.28	Business Lease, dated February 1, 2007, by and between Jay E. Dinklemann, as Trustee of Chicago Title Land Trust #879-51 and Cardinal Management LP dba PT’s Centreville(16)

10.29	Limited Partnership Purchase Agreement, dated February 9, 2007, by and among Lowrie Management LLLP and Illinois Acquisitions Inc., VCG Holding Corp and MRC, LP(17)

10.30	Promissory Note and Security Agreement, dated March 31, 2007, by VCG Holding Corp. in favor of Lowrie Management LLLP(17)

10.31	Business Lease, dated March 1, 2007, by and between Jay Dinkleman as Trustee of Chicago Title Land Trust #1083191 and MRC, LP.(17)

10.32	Limited Partnership Purchase Agreement, dated February 7, 2007, by and among Lowrie Management LLLP, Illinois Acquisitions Inc., VCG Holding Corp. and IRC, LP(18)

10.33	Promissory Note, dated March 31, 2007, by VCG Holding Corp in favor of Lowrie Management LLLP(18)

10.34	Consent to Sell Partnership Interest of IRC, LP, dated February 21, 2007(18)

10.35	Business Lease, dated March 1, 2007, by and between Regions Bank, as Trustee of Trust #39007440 and Omni Warehouse, Inc. and IRC, LP.(18)

10.36	Promissory Note and Security Agreement, dated June 1, 2006, by VCG Holding Corp. in favor of Lowrie Management LLLP(20)

10.37	Agreement for the Purchase and Sale of Assets, dated March 23, 2007, by and among Regale, Inc., VCG Holding Corp. and Raleigh Restaurant Concepts, Inc.(20)

10.38	Agreement of Sublease, dated April 16, 2007, by and between Regale, Inc. and Raleigh Restaurant Concepts, Inc.(21)

Exhibits
No.	Description
10.39	Lease Agreement, dated April 16, 2007, by and between Big Deck Parking, LLC and Raleigh Restaurant Concepts, Inc.(21)

10.40	Stock Purchase Agreement, dated April 25, 2007, by and between Robert W. Sabes and VCG Holding Corp.(22)

10.41	Real Estate Purchase Agreement, dated April 25, 2007, by and between JFS Desert Fountain Properties, LLC and VCG Holding Corp.(22)

10.42	Lease, dated May 31, 2007, by and between JFS Desert Fountain Properties, LLC and Classic Affairs, Inc.(22)

10.43	Lease, dated June 29, 2007, by and between 4th Street Partnership, LLLP and Classic Affairs, Inc.(23)

10.44	Stock Purchase Agreement re: Kenkev II, Inc. f/k/a Mark R. Dean, Inc., dated September 14, 2007, between Ken-Kev Inc. and VCG Holding Corp.(24)

10.45	Restrictive Covenant — Covenant Not to Compete, dated September 14, 2007, between Gregory Kenwood Gaines and VCG Holding Corp.(24)

10.46	Consulting-License Agreement, dated September 14, 2007, by and between Alliance Management Partners, LLC and VCG Holding Corp. on behalf of Seller Equity holding(24)

10.47	Business Lease, dated September 14, 2007, by and between K & R Properties, Inc. and KenKevII Inc.(24)

10.48	Guaranty of Lease, dated September 14, 2007, by VCG Holding Corp. in favor of K & R Properties(24)

10.49	Purchase of Membership Interest, dated September 17, 2007, by and among VCG Holding Corp. and Golden Productions JGC Fort Worth, LLC, d/b/a Jaguar’s Gold Club Fort Worth, and Bryan S. Foster(25)

10.50	Covenant not to compete, dated September 17, 2007, between Bryan S. Foster and VCG Holding Corp.(25)

10.51	Covenant not to compete, dated September 17, 2007, between Richard Richardson and VCG Holding Corp.(25)

10.52	Deed of Ground Lease, dated September 17, 2007, by and between VCG Holding Corp. and Bryan S. Foster(25)

10.53	Stock Purchase Agreement, dated October 29, 2007, by and among VCG Holding Corp. and Manana Entertainment, Inc. db/a Jaguar’s Gold Club Dallas, and Bryan S. Foster(26)

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

10.56	Stock Purchase Agreement Re: Kenja II, Inc. f/k/a Mark R. Dean, Inc., dated September 14, 2007, between Kenja II, Inc. and VCG Holding Corp.(26)

10.57	Restrictive Covenant — Covenant Not to Compete, dated October 29, 2007, between Gregory Kenwood Gaines and VCG Holding Corp.(26)

10.58	Bonus Agreement Related to Purchase Agreement, dated September 14, 2007, between G. Kenwood Gaines and VCG Holding Corp.(26)

10.59	Ground Lease Agreement, dated October 29, 2007, between VCG Holding Corp. and Bryan S. Foster(26)

10.60	Business Lease Agreement, dated October 29, 2007, by and between Third Properties, LLC and Kenja II, Inc.(26)

10.61	Guaranty of Lease, dated October 29, 2007, by VCG Holding Corp. in favor of Third Property, Inc.(26)

10.62	Balloon Promissory Noted dated December 4, 2007, in favor of Sunshine Mortgage Investors, Inc.(27)

10.63	Agreement for Purchase and Sale of Assets, dated December 5, 2007, by and between 1443 Corp., Inc. and Stout Restaurant Concepts, Inc.(29)

10.64	Assignment Agreement, dated December 21, 2007, by and between VVSM, Inc. and VCG Holding Corp.(29)

10.65	Non-Competition Agreement, dated December 21, 2007, by and between 1443 Corp., Inc., Lance Migliaccio, Gidget Sanders, Ted R. Bullard and Stout Restaurant Concepts, Inc.(29)

10.66	Agreement for the Purchase and Sale of Assets, dated December 21, 2007, by and between 1447, Inc. and Bradshaw Hotel, Inc.(29)

Exhibits
No.	Description
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

10.71	Agreement of Merger, dated February 9, 2008 by and between VCG Holding Corp. and Mega Club(30)

10.72	Agreement and Plan of Reorganization, dated February 9,2008, by and between VCG Holding Corp and Mega Club(30)

10.73	Covenant Not to Compete, dated February 9, 2008, between Mega Club and VCG Holding Corp.(30)

10.74	Covenant not to Compete, dated February 9, 2008, between Mega Club Employee and VCG Holding Corp.(30)

10.75	Sales Agreement, dated February 9, 2008, between Mega Club and VCG Holding Corp.(30)

10.76	Ground Lease Agreement, dated February 9, 2008, between VCG Holding Corp. and Mega Club(30)

10.77	Agreement of Purchase of Assets, dated March 15, 2008, by and between VCG Holding Corp. and Mega Club(31)

10.78	Covenant Not to Compete, dated March 15, 2008, by and between VCG Holding Corp. and Mega Club(31)

10.79	First Amendment to Stock Purchase Agreement, dated April 15, 2008, by VCG Holding Corp. and Manana Entertainment, Inc. and Bryan Foster(36)

10.80	Promissory Note, dated April 14, 2008, by and between VCG Holding Corp. and Bryan Foster(36)

10.81	Security Agreement, dated April 14, 2008, by and between VCG Holding Corp. and Bryan Foster(32)

10.82	Leasehold Deed of Trust Security Agreement, dated April 14, 2008(32)

10.83	Amended Balloon Promissory Note, dated July 11, 2008, by and between VCG Holding Corp. and Sunshine Mortgage Investors, Inc.(33)

10.84	Balloon Promissory Note, dated, July 14, 2008, by and between VCG Holding Corp. and Richard Stanton(33)

10.85	Asset Purchase Agreement, dated March 15, 2008, by and between 2640 W. Woodland Inc., and Glenn Smith, and VCG-IS, LLC, and VCG Holding Corp.(34)

10.86	Covenant Not to Compete, dated July 28, 2008, by and between Glenn Smith and VCG-IS, LLC(34)

10.87	Promissory Note, dated July 28, 2008, by and between VCG-IS, LLC and 2640 W. Woodland, Inc.(34)

10.88	Security Agreement, dated July 28, 2008, by and between VCG-IS, LLC and 2640 W. Woodland, Inc.(34)

10.89	Promissory Note and Security Agreement, dated November 11, 2007, by VCG Holding Corp. in favor of Lowrie Management, LLLP(35)

10.90	Promissory Note and Security Agreement, dated July 17, 2008, by VCG Holding Corp. in favor of Vali Lowrie Reed(35)

*10.91	Employment Agreement, dated December 4, 2008, by and between VCG Holding Corp. and Troy Lowrie(36)

*10.92	Employment Agreement, dated December 4, 2008, by and between VCG Holding Corp. and Micheal Ocello(36)

21.1	Subsidiaries of VCG Holding Corp.(38)

23.1	Consent of Causey Demgen & Moore, Inc.(38)

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of June, 2009.

VCG HOLDING CORP.

By:	/s/ Troy Lowrie Troy Lowrie
Chairman of the Board and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 10, 2009	By:	/s/ Troy Lowrie

Troy Lowrie
Chairman of the Board and
Chief Executive Officer

June 10, 2009	By:	/s/ Micheal Ocello

Micheal Ocello
Director
Chief Operating Officer and President

June 10, 2009	By:	/s/ Courtney Cowgill

Courtney Cowgill
Chief Financial Officer
Secretary and Treasurer

June 10, 2009	By:	/s/ Robert McGraw, Jr.

Robert McGraw, Jr.
Director

June 10, 2009	By:	/s/ Allan Rubin

Allan Rubin
Director

June 10, 2009	By:	/s/ Martin Grusin

Martin Grusin
Director

June 10, 2009	By:	/s/ George Sawicki

George Sawicki
Director

June 10, 2009	By:	/s/ Kenton Sieckman

Kenton Sieckman
Director