Form 10-Q
period 2009-06-30
VCG HOLDING CORP
filed 2009-08-12
CIK 1172852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ to __________
Commission file number: 001-32208
VCG HOLDING CORP.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1157022 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of August 11, 2009, there were 17,477,395 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VCG HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30,	December 31,
	2009	2008
Assets
Current Assets
Cash	$2,151,945	$2,209,060
Assets held for sale	—	106,900
Other receivables	44,893	25,473
Income taxes receivable	240,260	276,267
Inventories	917,754	949,088
Prepaid expenses	715,163	282,485
Current portion of deferred income tax asset	171,000	171,000

Total Current Assets	4,241,015	4,020,273

Property and equipment, net	25,095,804	25,738,388
Deferred income tax asset (non-current)	3,416,284	4,068,593
Non-compete agreements, net	32,416	40,933
Tradenames	619,000	619,000
Licenses	36,413,189	36,413,189
Goodwill	2,380,674	2,453,122
Favorable lease rights, net	1,671,932	1,705,364
Other long-term assets	451,544	567,181

Total Assets	$74,321,858	$75,626,043

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable — trade	$958,162	$847,493
Accrued expenses	1,773,748	2,257,116
Deferred revenue	110,137	109,455
Current portion of unfavorable lease liabilities	278,155	278,155
Current portion of capitalized lease	—	10,000
Current portion of long-term debt	6,838,748	2,602,000
Current portion of long-term debt, related party	37,659	1,024,000

Total Current Liabilities	9,996,609	7,128,219

Long-term Liabilities
Deferred rent	1,263,845	845,136
Unfavorable lease liabilities, net of current portion	6,293,212	6,425,626
Capital lease, net of current portion	—	9,111
Long-term debt, net of current portion	20,095,473	25,747,631
Long-term debt, related party, net of current portion	7,194,964	7,083,578

Total Long-term Liabilities	34,847,494	40,111,082

Commitments and Contingent Liabilities (Note 8)
Equity
Common stock $.0001 par value; 50,000,000 shares authorized; 17,504,852 (2009) and 17,755,378 (2008) shares issued and outstanding	1,750	1,775
Additional paid-in capital	52,264,714	52,557,047
Accumulated deficit	(26,317,098)	(27,732,554)

Total VCG Stockholders’ Equity	25,949,366	24,826,268
Noncontrolling interests in consolidated partnerships	3,528,389	3,560,474

Total Equity	29,477,755	28,386,742

Total Liabilities and Equity	$74,321,858	$75,626,043

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenue
Sales of alcoholic beverages	$5,895,184	$6,589,726	$11,759,847	$13,124,344
Sales of food and merchandise	464,595	638,331	936,127	1,346,986
Service revenue	6,820,358	6,363,522	13,518,639	11,642,168
Other income	779,175	1,015,046	1,519,117	1,819,082

Total Revenue	13,959,312	14,606,625	27,733,730	27,932,580

Operating Expenses
Cost of goods sold	1,500,411	1,701,846	2,993,334	3,550,393
Salaries and wages	3,296,353	3,481,871	6,566,234	6,544,575
Impairment of building and land	268,000	—	268,000	—
Other general and administrative
Taxes and permits	730,919	652,069	1,619,796	1,108,342
Charge card and bank fees	214,701	209,477	407,937	410,298
Rent	1,475,348	1,234,610	2,923,864	2,377,558
Legal fees	279,904	190,019	685,853	381,232
Other professional fees	620,315	457,214	1,046,886	914,167
Advertising and marketing	692,050	746,058	1,392,246	1,551,852
Insurance	437,246	425,275	817,604	801,288
Utilities	238,181	255,730	519,253	514,046
Repairs and maintenance	298,278	406,788	590,502	806,355
Other	1,282,778	857,332	2,664,918	1,724,024
Depreciation and amortization	434,171	427,624	859,540	784,089

Total Operating Expenses	11,768,655	11,045,913	23,355,967	21,468,219

Income from Operations	2,190,657	3,560,712	4,377,763	6,464,361

Other Income (Expenses)
Interest expense	(914,947)	(840,128)	(1,843,803)	(1,613,632)
Interest income	36	964	72	4,536
Gain (loss) on sale of assets	12,357	(137,926)	11,421	(137,926)

Total Other Income (expenses)	(902,554)	(977,090)	(1,832,310)	(1,747,022)

Income before Income Taxes	1,288,103	2,583,622	2,545,453	4,717,339

Income tax expense — current	32,832	612,255	173,243	945,225
Income tax expense — deferred	385,168	274,707	724,757	591,737

Total Income Taxes	418,000	886,962	898,000	1,536,962

Net Income	870,103	1,696,660	1,647,453	3,180,377
Net Income attributable to noncontrolling interests	(106,820)	(117,621)	(231,997)	(229,004)

Net Income attributable to VCG Holding Corp.	$763,283	$1,579,039	$1,415,456	$2,951,373

Earnings Per Share
Basic income per share attributable to VCG’s stockholders	$0.04	$0.09	$0.08	$0.16
Fully diluted income per share attributable to VCG’s stockholders	$0.04	$0.09	$0.08	$0.16

Basic weighted average shares outstanding	17,557,403	18,006,127	17,607,941	17,911,672
Fully diluted weighted average shares outstanding	17,557,403	18,274,157	17,607,941	18,254,025
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
Balances, December 31, 2008	17,755,378	$1,775	$52,557,047	$(27,732,554)	$3,560,474	$28,386,742
Amortization of warrants for services	—	—	61,372	—	—	61,372
Amortization of stock-based compensation	—	—	94,204	—	—	94,204
Repurchase of common stock	(250,526)	(25)	(447,909)	—	—	(447,934)
Net income for the six months ended June 30, 2009	—	—	—	1,415,456	231,997	1,647,453
Distributions paid to noncontrolling interests	—	—	—	—	(264,082)	(264,082)

Balances, June 30, 2009	17,504,852	$1,750	$52,264,714	$(26,317,098)	$3,528,389	$29,477,755

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
		(Restated)
Operating Activities
Net income	$1,415,456	$2,951,373
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of building and land	268,000	—
Depreciation	851,023	774,756
Amortization of non-compete agreements	8,517	9,333
Amortization of lease rights and liabilities, net	(98,982)	(99,071)
Amortization of loan fees	121,903	147,114
Amortization of stock-based compensation expense	155,576	354,498
Deferred income taxes	724,757	591,737
Net income attributable to noncontrolling interests	231,997	229,004
Loss on sale of assets	(11,420)	137,926
Accrued interest added to long-term debt	170,065	—
Changes in operating assets and liabilities	(344,329)	30,438

Net cash provided by operating activities	3,492,563	5,127,108
Investing Activities
Acquisitions of businesses, net of cash acquired	—	(5,351,339)
Additions to property and equipment	(480,170)	(1,209,846)
Deposits	—	(49,904)
Proceeds from sale of assets	122,051	—

Net cash used by investing activities	(358,119)	(6,611,089)
Financing Activities
Proceeds from long-term debt	1,193,725	5,631,100
Payments on long-term debt	(2,454,157)	(1,114,050)
Payments on revolving line of credit, net	(1,200,000)	(3,234,000)
Loan fees paid	—	(70,000)
Payment on capitalized leases	(19,111)	(4,538)
Proceeds from stock issuances	—	459,251
Repurchase of stock	(447,934)	—
Distributions to noncontrolling interests	(264,082)	(270,000)

Net cash provided by (used by) financing activities	(3,191,559)	1,397,763

Decrease in cash	(57,115)	(86,218)
Cash, beginning of period	2,209,060	2,980,007

Cash end of period	$2,151,945	$2,893,789

Supplemental cash flow information:
Income taxes paid in cash	$137,236	$765,000
Interest paid in cash	$1,590,878	$1,613,632
Non-cash acquisition activities:
Fair value of assets acquired, net of cash acquired	$—	$8,964,544
Fair value of liabilities assumed	—	(2,095,105)
Issuance of notes payable for acquisitions	—	(2,500,000)

Cash paid to purchase business	$—	$4,369,439

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
1. Summary of Significant Accounting Policies
General
     In this report, references to “VCG Holding Corp.,” “VCG,” the “Company,” “its”, “we,” “us,” and “our” refer to VCG Holding Corp. and its subsidiaries.
     We are in the business of acquiring, owning and operating nightclubs, which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment. As of June 30, 2009, the Company, through its subsidiaries, owns and operates twenty nightclubs in Indiana, Illinois, Colorado, Texas, North Carolina, Minnesota, Kentucky, Maine, Florida and California. The Company operates in one reportable segment.
Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments which are (consisting of only normal recurring accruals) necessary for fair presentation of the condensed consolidated financial position as of June 30, 2009, and the condensed consolidated results of operations and condensed consolidated cash flows for the periods ended June 30, 2009 and 2008.
     The Condensed Consolidated Financial Statements included herein have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, the Company believes that the disclosures presented are adequate to ensure the information presented is not misleading. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 and other information filed with the SEC.
     The Company utilizes a December 31 fiscal year end, and references herein to “fiscal 2008” relate to the year ended December 31, 2008, and references to the “first,” “second,” “third,” and “fourth” quarter of a fiscal year relate to the quarters ended March 31, June 30, September 30, and December 31, respectively, of the related year.
Reclassifications
     Certain and significant prior year amounts have been reclassified to conform to the current period presentation.
Principles of Consolidation
     The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries and a consolidated variable interest entity. All significant inter-company balances and transactions are eliminated in the consolidation.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period and certain financial statement disclosures. As discussed below, the Company’s most significant estimates include those made in connection with the valuation of intangible assets. Actual results could differ materially from these estimates.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
Income Taxes
Income taxes are recorded in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Pursuant to SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Interest and penalties related to uncertain tax positions, if any, are recognized in our provision for income taxes.
Earnings per Share
     In accordance with SFAS No. 128, “Earnings per share”, basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted earnings per share to the extent such shares are dilutive.

	Three Months Ended		Six Months Ended
	June 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	17,557,403	18,006,127	17,607,941	17,911,672
Effect of dilutive securities:
Stock warrants	—	268,030	—	342,353

Fully diluted weighted average shares outstanding	17,557,403	18,274,157	17,607,941	18,254,025

Anti-dilutive stock options excluded from diluted
weighted average shares outstanding	280,500	149,000	280,500	149,000
Anti-dilutive stock warrants excluded from diluted
weighted average shares outstanding	325,376	—	325,376	—
Fair Value of Financial Instruments
     The carrying value of cash, accounts receivable and accounts payable at June 30, 2009 and December 31, 2008 approximates fair value due to the short-term nature of these instruments. The fair value of long-term debt, based on interest rates for instruments with similar terms and maturities, approximates fair value.
2. Recently Issued Accounting Standards
A. Recently adopted accounting standards
     SFAS No. 141(R): Effective January 1, 2009, VCG adopted SFAS No. 141(R), “Business Combinations” (“SFAS 141 (R)”), which significantly changes the accounting for and reporting of business combinations. The acquirer must recognize the assets acquired, liabilities assumed and any non-controlling interest in the acquired entity at the acquisition-date fair values and requires the expensing of most transaction and restructuring costs. This new standard is applicable only to transactions occurring after the effective date of January 1, 2009, and it had no impact on the Company’s Condensed Consolidated Financial Statements.
     FSP FAS No. 141R-1: In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS No. 141(R)-1”). This FSP amends and clarifies SFAS No. 141(R), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No.5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after it. FSP FAS No. 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations occurring in the first annual reporting period beginning after December 15, 2008. VCG adopted FSP FAS No. 141(R)-1 prospectively on January 1, 2009, and there was no impact on its Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
     SFAS No. 157: In December 2006, SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”), was issued. SFAS No. 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions for financial assets and liabilities effective January 1, 2008. The Company adopted the provisions for nonfinancial assets and liabilities effective January 1, 2009. The adoption of SFAS No. 157 had no impact on its Condensed Consolidated Financial Statements.
     SFAS No. 160: Effective January 1, 2009, VCG adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) noncontrolling interests (minority interests) in a subsidiary be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 requires disclosure on the face of the consolidated income statements of those amounts of consolidated net income attributable to controlling and noncontrolling interests. SFAS No. 160 requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts. In some instances, SFAS No. 160 requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. In connection with our adoption of SFAS No. 160, VCG reclassified into its consolidated equity accounts the historical balances related to noncontrolling interest in six of its consolidated club partnerships. The noncontrolling interests range from 2% to 17% in each partnership. The Company also reclassified the noncontrolling interests in a consolidated variable interest entity (“VIE”), in which noncontrolling interest owns 99.9%. Prior to adoption, there were no deficit balances for noncontrolling interests. The presentation and disclosure requirements of SFAS No. 160 have been applied retrospectively for all periods presented. The other provisions shall be applied prospectively as of January 1, 2009.
     SFAS No. 165: Effective April 1, 2009, VCG adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of SFAS No. 165 had no impact on VCG’s Condensed Consolidated Financial Statements.
     FSP FAS No. 140-4 and FIN 46(R)-8: In December 2008, the FASB issued FSP FAS No. 140-4 and Financial Interpretations (“FIN”) No. 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS No. 140-4”). This FSP increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS No. 140-4 and FIN 46(R)-8 were adopted by VCG on January 1, 2009 and had no impact on its Condensed Consolidated Financial Statements.
     FSP FAS No. 107-1 and APB 28-1: On April 9, 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS No. 107-1” and “APB 28-1”) relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS No. 107-1 and APB 28-1 were adopted by VCG effective April 1, 2009 and had no impact on its Condensed Consolidated Financial Statements.
     FSP FAS No. 142-3: In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”), which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for VCG). FSP FAS No. 142-3 had no impact on the Company’s Condensed Consolidated Financial Statements.
B. Issued but not yet effective accounting standards
     SFAS No. 167: In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). SFAS No. 167 amends FIN 46, “Consolidation of Variable Interest Entities,” (“FIN 46(R)”) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009 (January 1, 2010 for VCG). VCG is currently assessing the impact that SFAS No. 167 may have on its Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
     SFAS No. 168: In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. GAAP for nongovernmental entities, in combination with rules and interpretive releases of the SEC under authority of U.S. federal securities laws for SEC registrants. The Codification organizes and simplifies all authoritative U.S. GAAP literature, and establishes that all authoritative U.S. GAAP in the Codification carries an equal level of authority. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009 (July 1, 2009 for VCG). VCG does not anticipate that the adoption of SFAS No. 168 will have any impact on its Condensed Consolidated Financial Statements.
3. Restatement of 2008 Quarterly Financial Statements
     On March 25, 2009, the Audit Committee of the Board of Directors of VCG Holding Corp. concluded that, upon the advice of management and in consultation with Causey Demgen & Moore Inc., the Company’s independent registered public accounting firm, the Company’s previously issued financial statements for the fiscal year ended December 31, 2007 and the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008 required restatement. The Company’s decision to restate was made in connection with the Company’s response to a comment letter received from the SEC regarding the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the preparation of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.
     The issues raised by the SEC in its comment letter included the Company’s methodology for the valuation of certain assets and liabilities purchased in connection with the acquisition of 12 nightclubs between December 2006 and December 2007, and two nightclubs in 2008. Based upon the issues raised by the SEC’s comment letter, the Company retained an independent firm to conduct a valuation of the acquired assets and liabilities. As a result of that valuation, the Company has recorded additional intangible assets and liabilities and adjusted the fair value of licenses and goodwill acquired. The Company also recorded deferred income taxes for those acquisitions involving the purchase of common stock.
4. Property and Equipment, net
     Property and equipment, net consisted of the following:

	June 30,	December 31,
	2009	2008
Land	$550,512	$856,737
Buildings	11,076,791	14,076,390
Leasehold improvements	10,762,077	10,645,692
Equipment	2,677,974	2,470,848
Vehicles	220,358	138,090
Signs	304,381	268,726
Furniture and fixtures	1,951,334	1,918,126
Land and building held for sale	2,567,872	—

	30,111,299	30,374,609
Less accumulated depreciation	(5,015,495)	(4,636,221)

Property and equipment, net	$25,095,804	$25,738,388

     Depreciation expense of property and equipment was $851,023 and $774,756 for the six months ended June 30, 2009 and 2008, respectively.
     SFAS No. 144, “Impairment of Assets” requires a fair market valuation of assets, including land and buildings, in the event of developments such as adverse changes in the business climate or a decline in market value. The Company has accepted an offer on the sale of the building and land for the Phoenix, Arizona nightclub for approximately $2,300,000, therefore the Company recognized a non-cash loss of $268,000 during the three months ended June 30, 2009.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
5. Goodwill and Other Intangibles

	Goodwill	Licenses	Trade Names	Total
Balance at December 31, 2008	$2,453,122	$36,413,189	$619,000	$39,485,311
Amortization of component 2 goodwill for stock purchase	(72,448)	—	—	(72,448)

Balance at June 30, 2009	$2,380,674	$36,413,189	$619,000	$39,412,863

6. Debt
Long-term Debt with Third Parties
     On June 30, 2009, the Company extended the maturity dates on two long-term debt obligations with Citywide Banks a current aggregate outstanding principal balance of approximately $3,400,000. The maturity date of the Company’s $2,900,000 term note (with a principal balance of approximately $1,800,000 as of June 30, 2009) was extended to August 16, 2010. The maturity date of the Company’s $4,000,000 revolving line of credit (with a principal balance of approximately $1,600,000 as of June 30, 2009) was extended from June 29, 2010 to September 29, 2010. No other changes to the terms of these two loans were made. In connection with these modifications, Citywide Banks also temporarily waived a restrictive covenant requiring complete pay-down of the balance on the revolving line of credit at least once every 180 days by waiving the pay-down requirement originally scheduled for June 26, 2009. The covenant remains in effect and the Company is currently obligated to comply with this pay-down covenant every 180-day period after September 30, 2009.
Debt Agreements with Related Parties
     On May 13, 2009, the Company repaid an existing debt obligation of $362,000 to a related party of the Chairman of the Board and Chief Executive Officer, Troy Lowrie. The note was interest only at 10% with payments of $3,167 due monthly. The maturity date was February 2010. This note was collateralized by the general assets of The Penthouse Club® in Sauget, IL and PT’s® Showclub in Denver, CO, and consent to the transfer of the adult permit and liquor license upon default for The Penthouse Club® in Sauget, IL and PT’s® Showclub in Denver, CO.
     On June 30, 2009, the Company renegotiated the terms of two existing notes payable to Lowrie Management LLLP, an entity controlled and majority-owned by the Company’s Chairman and Chief Executive Officer. The Company consolidated debt obligations totaling $5,700,000. The promissory notes that were consolidated include:
(i)	a promissory note executed on November 1, 2007 with an outstanding principal balance of $4,300,000, bearing interest at 8.5% per annum, monthly principal and interest payments, due February 1, 2013; and

(ii)	a promissory note executed on April 9, 2008 with an outstanding principal balance of $1,400,000, bearing interest at 10% per annum, with principal and interest due upon maturity, due April 9, 2011.
     The $5,700,000 principal amount was consolidated into a replacement promissory note, bearing interest at 10% per annum, with monthly interest payments. The entire principal amount and any accrued but unpaid interest is due on June 30, 2012. No other changes were made to collateral or terms, because the note requires payment of only interest. This debt restructuring increases the Company’s monthly cash flow by approximately $72,000 for the remainder of 2009, $65,000 per month for 2010 and $205,000 per month in 2011.
     The interest rates on all related party transactions are equal to or less than other unsecured or secured notes to unrelated parties.
     The following chart shows required future maturities of the principal amounts of the related party and third party long-term debt reflecting the extension of maturity dates disclosed in Note 9 Subsequent Events.

For the Calendar Years Ending December 31,
Remaining in 2009	2010	2011	2012	2013	Thereafter	Total
$ 419,978	$9,174,429	$11,567,093	$5,768,664	$2,365,418	$4,871,262	$34,166,844
     Labor for the six month period was approximately $6,566,000 an increase of $22,000 or 0.3% over the expense at June 30, 2008.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
7. Income Taxes
     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. Income tax expense was $898,000 and $1,536,962 for the six months ended June 30, 2009 and 2008, respectively.
     In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at June 30, 2009.
8. Commitments and Contingent Liabilities
Litigation
     Other than as set forth below, we are not aware of any pending legal proceedings against the Company, individually or in the aggregate, that would have a material adverse affect on our business, results of operations or financial condition.
Thee Dollhouse Productions Litigation
     On or around July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in District Court, 191 Judicial District, of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. The lawsuit alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale, and misappropriated Mr. Peter’s purported trade secrets. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an Order granting Summary Judgment to VCG and dismissed Mr. Peter’s claims in their entirety. The Court found that as a matter of law, VCG did not tortiously interfere with Mr. Peter’s contract with Regale and further found that VCG did not misappropriate trade secrets. Mr. Peters did not appeal that ruling and as such, the federal proceedings have concluded.
     Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration on June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale had filed a Motion to Stay Arbitration which was granted in part and denied in part, with the Court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to its contract and the arbitration is scheduled for late October 2009. This case is in its earliest stages and, therefore, the likely outcome is impossible to predict. The Company has not accrued anything relating to the settlement of this litigation.
Zajkowski, et. al. vs VCG and Classic Affairs Litigation
     In December 2007, a former employee of VCG’s subsidiary Classic Affairs, Eric Zajkowski, filed a lawsuit in Hennepin County District Court, Minneapolis, Minnesota against VCG following his termination from employment alleging that, in connection with his employment, he was subject to certain employment practices which violated Minnesota law. No actual demand has been filed with the courts. The initial action and subsequent pleading asserted that this matter is filed as a purported class action. Subsequent to the filing of Zajkowski’s Complaint, Zajkowski moved to amend his Complaint to name additional Plaintiffs and later, to name Classic Affairs as a party defendant. VCG and Classic Affairs have answered this complaint denying all liability. Classic Affairs has also filed a Counter-Complaint against Mr. Zajkowski based upon matters relating to his termination from employment with Classic Affairs.
     In December 2008 and early January 2009, the parties filed cross-motions for Summary Judgment and Zajkowski filed a Motion for Class Certification. Over the past few months, the Court has issued a series of rulings on those Motions. In these rulings, the Court has dismissed VCG as a party Defendant having determined that VCG is not directly liable to Zajkowski on his claims. The Court granted Summary Judgment to Zajkowski as to one issue, but did not determine the scope or extent, if any, of the alleged damages, ruling this issue, like the others, are questions for a jury, and the Court dismissed two other claims asserted by Zajkowski. In all other respects, the Court has denied the parties respective Summary Judgment Motions.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
     On July 21, 2009, the Court denied Zajkowski’s Motion for Class Certification. Zajkowski has indicated an intention to appeal the denial of class certification and the Court has stayed proceedings to allow them an opportunity to do so. Provided that the Zajkowski appeal is denied, trial is scheduled to begin in late January 2010.
Texas Patron Tax Litigation
     Beginning January 1, 2008, VCG’s Texas nightclubs became subject to a new state law requiring the Company to collect a $5 surcharge for every nightclub visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the fee is an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the U.S. Constitution and, therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. When cities or the State of Texas give notice of appeal, the State supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed. During the suspension of the judgment, the State of Texas has opted to collect the tax pending the appeal. The Company has paid, under protest approximately $203,000 for the year ended December 31, 2008 and $134,500 for the six months ended June 30, 2009. VCG has a total of approximately $337,000 on deposit, under protest, with the State of Texas. The Company has filed a lawsuit to demand repayment of the paid taxes. On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. No mandate will be issued until the Supreme Court of Texas either refuses the review or takes and decides the case. All parties are waiting on the decision of the Supreme Court of Texas either to grant review or not.
     At the end of the Texas legislative session in June 2009, no amendments to the S.O.B. fee or a substitute Bill to replace the patron tax were approved. The legislative session ended terminating the efforts to change the challenged statute, which remains in effect. All tax protest suits also remain pending.
     The current tax amounts paid under protest for the three months and six months ended, June 30, 2009 and 2008, are shown in the chart below.

Three Months Ended		Six Months Ended
June 30,
2009	2008	2009	2008
$54,995	$27,280	$134,500	$38,335
Department of Labor and Immigration and Customs Enforcement Reviews
     In October 2008, VCG was required to conduct a self-audit of employee payroll by the U.S. Department of Labor (“DOL”) at its Kentucky nightclub. After an extensive self-audit, VCG found that (a) the Company incorrectly paid some of our employees for hours worked and minimum wage amounts and (b) the Company incorrectly charged minimum wage employees for their uniforms. As a result, the DOL required that VCG issue back pay and refund uniform expenses to qualified employees at a total cost to us of $14,439. In addition, as a result of the Kentucky audit, VCG has been placed under a nationwide DOL audit for all of our nightclub locations as well as our corporate office. VCG was allowed to self-audit and is in the process of sending out the necessary questionnaires to all employees who have worked for VCG from April 1, 2007 to April 1, 2009. The Company expects to complete the self audit in August 2009. The Company has not accrued anything related to this audit.
     On June 30, 2009, PT’s® Showclub in Portland Maine, was served a subpoena by Immigration and Customs Enforcement (“ICE”) requesting documents to conduct an I-9 audit. ICE requested all original I-9’s for both current and past employees from September 14, 2007 to present. ICE is conducting the audit to ensure proper use of the I-9 form ensuring the Club is verifying employees’ right to work in the United States. VCG complied with the subpoena submitting all requested documents between July 7, 2009 and July 16, 2009. As of August 11, 2009, ICE is still reviewing the requested documents. This matter is still in its investigatory state and no determination has been made. The Company has not accrued anything related to this audit.
     The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
9. Subsequent Events
     The Company has evaluated events subsequent to June 30, 2009 through August 11, 2009, which is the date the financial statements were available to be issued.
Sale of Arizona Property
     On July 31, 2009, the Company sold land and a building located in Phoenix, Arizona for approximately $2,300,000 to Black Canyon Highway LLC, a Texas limited liability company (the “Buyer”). The purchase price consisted of:
(a)	$152,082 in cash, which was net of selling costs and property taxes assumed by the Buyer;

(b)	a secured promissory note issued by the Buyer to VCG for $322,963; and

(c)	the assumption by the buyer of VCG’s obligations under a promissory note payable dated May 1, 2003 with a principal balance of $1,771,854 at closing, secured by the property.
     The $322,963 Buyer promissory note is at 8% interest per annum until July 31, 2011, interest-only payable monthly, with the principal due in full on July 31, 2011. It is secured by the property and all of the assets of the Buyer and its affiliate, JGC Phoenix LLC, a Texas limited liability company, and is guaranteed by the Buyer’s sole member. VCG’s security interest is second to that under the $1,800,000 mortgage note payable assumed by the Buyer. In connection with the assumption of the mortgage on the property by the Buyer, VCG agreed to guaranty the Buyer’s performance on the $1,800,000 mortgage note payable. The Buyer and its sole member agreed to indemnify VCG from any losses arising from its guaranty of the $1,800,000 mortgage note. VCG also has the right to offset any amounts paid under the guaranty against a promissory note with a current principal balance of approximately $1,900,000 it issued to the Buyer in connection with its 2008 acquisition of Manana Entertainment, Inc.
     VCG realized a book loss of approximately $57,000 on the sale of the property and an impairment loss of $268,000 recorded as of June 30, 2009. The completion of this transaction increases VCG’s cash flow by approximately $23,000 per month through the reduction in mortgage payments, resulting in a decrease in interest expense of approximately $133,000 annually plus the reduction of property taxes of approximately $62,000 per year.
Extension of Company Debt
     In August 2009, the Company renegotiated due dates on five promissory notes, totaling $1,984,612, with original maturity dates from January to November 2010. In all instances, the loans were extended twelve months from their original maturity dates into 2011. No other changes were made to these notes. The Company has shown these promissory notes as long term debt on the balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information set forth hereunder, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), presents significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources that occurred during the three and six months ended June 30, 2009 and 2008. Likewise, the MD&A should be read in conjunction with the financial statements appearing elsewhere in this Form 10-Q (this “Report”). The MD&A discussed in the Company’s Annual Report Form 10-K/A for the year ended December 31, 2008, and filed with the SEC on April 13, 2009, as amended on June 10, 2009 should also be referred to when reading this Report.
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
     Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are based on the exercise of business judgment as well as assumptions made by us, and information currently available to us. When used in this MD&A, and elsewhere in this Report the words “may,” “will,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” and other words of similar import, are intended to help identify forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characteristics of future events or circumstances are forward-looking statements. One should not place undue reliance on these forward-looking statements. Such statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company’s actual results could differ materially from those anticipated in these forward-looking statements. We believe that our expectations are based on reasonable assumptions; however, we cannot give any assurance, whatsoever, that our expectations will materialize.
     Forward looking statements made herein are based on our current expectations that could involve a number of risks and uncertainties and therefore, such expectations should not be considered guarantees of future performance. Certain of those risks that could cause actual results to differ materially, include, without limitation, the following:
•	Dependence on key management personnel.

•	The impact of industry competition factors such as pricing and the timing and location of new club openings.

•	The ability to obtain acceptable financing to execute management’s efforts toward expansion plans.

•	Interruptions or cancellation of existing contracts.

•	Adverse publicity related to the Company or the industry.

•	Changes in the laws governing or taxing the operation of adult entertainment businesses.

•	An inability to arrange additional debt or equity financing.

•	The costs inherent with complying with new statutes and regulations applicable to public reporting companies, such as the Sarbanes-Oxley Act of 2002.

•	Changes in laws governing entertainers’ treatment as independent contractors versus employee status.

•	Continued economic downturn.
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
     Our Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April 2002. The Company, through its subsidiaries, owns 20 adult nightclubs that offer quality live adult entertainment, restaurant and bar operations. Our nightclubs are located in Colorado, California, Florida, Illinois, Indiana, Kentucky, Minnesota, North Carolina, Maine, and Texas.
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
Overview of Business
     Since we began operations, we have acquired the following nightclubs:

Name of Club	Date Acquired	Club Type
PT’s® Showclub in Indianapolis, Indiana	2002	B
PT’s® Brooklyn in Brooklyn, Illinois	2002	B
PT’s® All Nude in Denver, Colorado	2004	C
The Penthouse Club® in Glendale, Colorado	2004	B
Diamond Cabaret® in Denver, Colorado	2004	A
The Penthouse Club® in Phoenix, Arizona	opened 2004/ sold in January 2007	N/A
PT’s® Appaloosa in Colorado Springs, Colorado	October 2006	B
PT’s® Showclub in Denver, Colorado	December 2006	B
PT’s® Showclub in Louisville, Kentucky	January 2007	B
Roxy’s in Brooklyn, Illinois	February 2007	B
PT’s® Showclub in Centreville, Illinois	February 2007	B
PT’s® Sports Cabaret in Sauget, Illinois	March 2007	B
The Penthouse Club® in Sauget, Illinois	March 2007	A
The Men’s Club® in Raleigh, North Carolina	April 2007	A
Schiek’s Palace Royale in Minneapolis, Minnesota	May 2007	A
PT’s® Showclub in Portland, Maine	September 2007	B
Jaguar’s Gold Club in Ft. Worth, Texas (“Golden”)	September 2007	C
PT’s® Showclub in Hialeah, Florida	October 2007	B
LaBoheme Gentlemen’s Club in Denver, Colorado	December 2007	B
Jaguar’s Gold Club in Dallas, Texas (“Manana”)	April 2008	C
Imperial Showgirls Gentlemen’s Club in Anaheim, California	June 2008	C
     The Company classifies its nightclubs into three tiers called A, B, and C clubs. Type “A” club characteristics include larger facilities with a variety of entertainment and performers. “A” clubs include a restaurant with an onsite chef preparer. Furthermore, “A” type clubs offer high-label cigars, VIP facilities, and specialty suites. Type “B” clubs have smaller facilities. Food service is limited or not provided, but the facility serves alcohol. These clubs are topless format. Type “C” clubs do not provide alcoholic beverages except for some locations that follow the “Bring Your Own Bottle” (“B.Y.O.B”) format. These clubs are “all-nude” format.
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
     In June 2002, the Company formed VCG Real Estate Holdings, Inc. (“VCG Real Estate”), a wholly owned subsidiary that owns the land and buildings housing two of our nightclubs.
     The Company has one reportable segment. Our nightclubs are distinguished by the following features:
•	Facilities — Our nightclub facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. The facilities have state of the art sound systems, lighting and professional stage design. Our nightclubs maintain an upscale level of décor and furniture furnishings to create a professional appearance. Three of our nightclubs offer VIP rooms. Our VIP rooms are open to individuals who purchase annual memberships. They offer a higher level of service and are elegantly appointed and spacious.

•	Professional On-Site Management — Our nightclubs are managed by persons who are experienced in the restaurant and/or hospitality industry. The managers for the nightclubs are responsible for maintaining a quality and professionally run nightclub. At a higher level, our Area Directors oversee the management of several nightclubs within a specified geographical area. The Company currently has 12 Area Directors who have 17 to 25 years of experience in the industry.

•	Food and Beverage Operations — Many of our nightclubs offer a first-class bar and food service. Three of our nightclubs offer a full service restaurant that provides customers with exceptional food, service and luxury. At most locations, we provide a selective variety of food including, but not limited to, hot and cold appetizers, pizza, and other limited food choices. Some of our nightclub operations do not have liquor licenses. Those of our nightclubs that carry B.Y.O.B. permits, sell non-alcoholic beverages. Experienced chef and bar managers are responsible for training, supervising, staffing and operating the food and beverage operations at each nightclub.

•	Entertainment — Our nightclubs provide a high standard of attractive, talented and courteous female and male performers and waitresses. We maintain the highest standards for appearance, attitude, demeanor, dress and personality. The entertainment encourages repeat visits and increases the average length of a patron’s stay. We prefer that performers who work at our nightclubs are experienced entertainers.
Critical Accounting Policies
     The following discussion and analysis of the results of operations and financial condition are based on the Company’s Condensed Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our significant accounting policies are more fully described in Note 2 of the “Notes to the Consolidated Financial Statements,” which is included in our Annual Report on Form 10-K/A for the year ended December 31, 2008. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by us. Further, such accounting policies and estimates can be materially affected by changes from period to period in economic factors or conditions that are outside our control. As a result, our accounting policies and estimates are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, future business plans, projected financial results, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as may be appropriate.
     Actual results may differ from these estimates. Those critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations — Critical Accounting Policies,” which is a part of our Annual Report on Form 10-K/A for the year ended December 31, 2008.
Results of Operations- Three and Six Months Ended June 30, 2009 Compared to June 30, 2008
     The following sets forth a comparison of the components of the results of our continuing operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended			Six Months Ended
	June 30,
	2009	2008	% change	2009	2008	% change
		(Restated)			(Restated)
Revenue
Sales of alcoholic beverages	$5,895,184	$6,589,726	(10.5)%	$11,759,847	$13,124,344	(10.4)%
Sales of food and merchandise	464,595	638,331	(27.2)%	936,127	1,346,986	(30.5)%
Service revenue	6,820,358	6,363,522	7.2%	13,518,639	11,642,168	16.1%
Other income	779,175	1,015,046	(23.2)%	1,519,117	1,819,082	(16.5)%

Total Revenue	13,959,312	14,606,625	(4.4)%	27,733,730	27,932,580	(0.7)%

Operating Expenses
Cost of goods sold	1,500,411	1,701,846	(11.8)%	2,993,334	3,550,393	(15.7)%
Salaries and wages	3,296,353	3,481,871	(5.3)%	6,566,234	6,544,575	0.3%
Impairment of buildings	268,000	—	100.0%	268,000	—	100.0%
Other general and administrative
Taxes and permits	730,919	652,069	12.1%	1,619,796	1,108,342	46.1%
Charge card and bank fees	214,701	209,477	2.5%	407,937	410,298	(0.6)%
Rent	1,475,348	1,234,610	19.5%	2,923,864	2,377,558	23.0%
Legal fees	279,904	190,019	47.3%	685,853	381,232	79.9%
Other professional fees	620,315	457,214	35.7%	1,046,886	914,167	14.5%
Advertising and marketing	692,050	746,058	(7.2)%	1,392,246	1,551,852	(10.3)%
Insurance	437,246	425,275	2.8%	817,604	801,288	2.0%
Utilities	238,181	255,730	(6.9)%	519,253	514,046	1.0%
Repairs and maintenance	298,278	406,788	(26.7)%	590,502	806,355	(26.8)%
Other	1,282,778	857,332	49.6%	2,664,918	1,724,024	54.6%
Depreciation & amortization	434,171	427,624	1.5%	859,540	784,089	9.6%

Total Operating Expenses	11,768,655	11,045,913	6.5%	23,355,967	21,468,219	8.8%

Income from Operations	2,190,657	3,560,712	(38.5)%	4,377,763	6,464,361	(32.3)%

Other Income (expenses)
Interest expense	(914,947)	(840,128)	8.9%	(1,843,803)	(1,613,632)	14.3%
Interest income	36	964	*	72	4,536	*
Gain (loss) on sale of assets	12,357	(137,926)	*	11,421	(137,926)	*

Total Other Income (expenses)	(902,554)	(977,090)	(7.6)%	(1,832,310)	(1,747,022)	4.9%

Income from Continuing Operations before Income Taxes	1,288,103	2,583,622	(50.1)%	2,545,453	4,717,339	(46.0)%

Income tax expense — current	32,832	612,255	(94.6)%	173,243	945,225	(81.7)%
Income tax expense — deferred	385,168	274,707	40.2%	724,757	591,737	22.5%

Total Income Taxes	418,000	886,962	(52.9)%	898,000	1,536,962	(41.6)%

Net Income	870,103	1,696,660	(48.7)%	1,647,453	3,180,377	(48.2)%

Net Income attributable to noncontrolling interests	(106,820)	(117,621)	(9.2)%	(231,997)	(229,004)	1.3%

Net Income attributable to VCG Holding	$763,283	$1,579,039	(51.7)%	$1,415,456	$2,951,373	(52.0)%

*	- not meaningful
Revenue
     Total revenue decreased approximately $647,000 or 4.4% and approximately $199,000 or 0.7% for the three months and six months ended June 30, 2009, compared to the same periods in 2008. The decrease was largely due to our four “A” club locations that saw a total revenue drop of 7.4%. Six of our “B” clubs locations had same store sales increases between 1.4% and 9.2% of revenue earned compared to the same six month period in 2008. Two of our “C” club locations were not fully reported in the numbers for 2008 because of the acquisition dates, but were included in revenue and expenses reported for 2009.

     Sales of merchandise, food and alcoholic beverages decreased approximately $1,700,000 or 12.3% for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Service revenue for the six month period increased by approximately $1,800,000, or 16.1%. Service revenue includes wristband sales, suite rentals, tab and tip fees, dance dollar and boutique buck programs. Other year-to-date income decreased by approximately $300,000, or 16.5% compared to the same period in fiscal 2008. This decrease was directly attributable to a decrease in special events held at the clubs and VIP memberships.
     For the three months ended June 30, 2009, sales of merchandise, food and alcoholic beverages decreased approximately $868,000, or 12.0% when compared to the three months ended June 30, 2008. Service revenue for the three month period increased $457,000, or 7.2%. Other revenue decreased approximately $236,000, or 23.2%.
Cost of Goods Sold
     Cost of goods sold consists of alcohol, food, and merchandise. Cost of goods sold decreased by approximately $557,000 or 15.7% for the six months ended and $201,000 or 11.8% for the three months ended June 30, 2009, compared to the same periods in 2008. These decreases are larger than the corresponding revenue decrease for the same time period.
     VCG realized a gross profit margin for all clubs of 76.4% for the six months ended June 30, 2009 compared to 75.5% for the same period in 2008. The increased gross profit percentage showed that the Company earned a higher profit on liquor, food and merchandise sold in the first six months of 2009 than earned in the previous six month period in fiscal 2008. The increase in the gross profit percentage is attributable to stronger controls over inventory plus operations of four all-nude clubs that do not serve alcohol. VCG owned three all-nude clubs in the first half of 2008 and acquired the fourth all-nude club in the third quarter of 2008. These clubs have a lower cost of sales percentage and a higher gross profit compared to VCG’s clubs that serve alcohol.
     The Company tracks cost of sales as a percentage of the related revenue as a management control metric. For the six months ended June 30, 2009, the cost of sales to revenue percentage was 23.6% as compared to the cost of sales to revenue percentage of 24.5% for the same six month period in 2008.
Salaries and Wages
     Salaries and wages consist of all labor costs incurred throughout the entire organization. Labor costs decreased by approximately $186,000 or 5.3% for the three months ended June 30, 2009 compared to the same period in 2008. Total employee headcount stayed virtually the same at June 30, 2009 with 920 employees, compared to 918 employees at the same date in 2008. This decrease in labor costs occurred in spite of the two 2008 acquisitions where the labor count and costs were not fully included as of June 30, 2008. The overall headcount reduction was due to attrition without replacement. The percentage of salaries and wages to total revenue was 23.7% for the six months ended June 30, 2009 and 23.4% for the same period in 2008.
     Salaries and wages have also increased by the regulated increase in tipped minimum wages in a majority of the ten states the Company has operations. The average increase in minimum wage has risen by $0.07 cents to $0.10 per hour from 2007 to 2009. Approximately 88% to 89% of the Company’s labor force consists of tipped minimum wage personnel with an average work week of approximately 30 hours. The Company is unable to estimate the impact of increases in minimum wage for its operations.
Other General and Administrative Expenses
Taxes and Permits
     This category includes employment taxes, real and personal property taxes, the Texas Patron tax and other business licenses and permits necessary to operate the clubs. The following chart shows the breakdown of the amounts paid for taxes and licenses for the three months and six months ended June 30, 2009 and 2008, respectively.

	Three Months Ended		Six Months Ended
	June 30,
	2009	2008	2009	2008
Employment	$425,031	$420,510	$1,020,399	$712,115
Business Licenses	69,679	69,055	129,953	106,029
Property Taxes	181,214	162,504	334,944	290,198
Patron Tax Expense	54,995	—	134,500	—

	$730,919	$652,069	$1,619,796	$1,108,342

     Employment taxes increased by approximately $308,000 or 43.4% for the six months ended June 30, 2009, compared to the same period in 2008. The decrease of approximately $4,500 for the three month period ended June 30, 2009 over 2008 is because of employee attrition.

     Business licenses include costs of obtaining and maintaining liquor, cabaret and business licenses for the clubs. This cost increased by approximately $24,000 or 22.6% for the six months ended June 30, 2009, compared to the amount recorded for the same period in 2008. This increase is directly attributable to the increase in clubs in 2009 over the same time period in 2008. The increase is not as large as expected as the two clubs acquired in 2008 are all-nude and do not require a liquor license.
     Property taxes increased by almost $45,000 or 15.4% because of the increase in clubs owned or operated in 2008 from 18 to 20, and a general increase in property tax rates. VCG pays real and personal property taxes on all the clubs the Company operates. This amount is anticipated to decrease in 2010 because of the sale of the Arizona property with its annual property tax charge of approximately $62,000 annually.
     For the three and six month period ended June 30, 2008, the Company elected to treat payments of the Texas Patron Tax as tax deposits on the balance sheet. VCG changed this accounting treatment in the fourth quarter of 2008 when it became apparent that payment of this tax would continue even after the Texas District Court ruled it as unconstitutional. The Texas Patron Tax deposits were recorded as expense, and it was decided to continue the policy of expensing future tax payments. The following table shows how much tax was paid and is on deposit with the State. See Legal Proceedings under Part II, Item 1 for the status of this case.
     The current tax amounts paid under protest for the three months and six months ended, June 30, 2009 and 2008, are shown in the chart below.

Three Months Ended		Six Months Ended
June 30,
2009	2008	2009	2008
$54,995	$27,280	$134,500	$38,335
     Charge card and bank fees and decreased $2,000 or 0.6% for the six months ended June 30, 2009, and increased by approximately $5,000 or 2.5% for the three months ended June 30, 2009, compared to the same period in 2008. The number of charge card inquiries and chargebacks have increased in 2009 as economic conditions continue to be weak. The relatively flat percentage for the year to date is indicative of the efforts the Company is putting in to dispute false claims and process inquiries promptly. VCG is charged between $20 to $50 for each customer inquiry, plus employee processing time.
     Rent increased by approximately $241,000 or 19.5% for the three months ended June 30, 2009 and increased $447,000 or 18.1% for the six months ended in 2009 compared to the same periods in 2008. Approximately $150,000 of the increase in the six months ended June 30, 2009 specifically relates to the two additional club locations acquired in second and third quarters of 2008. Approximately $41,000 includes annual lease increases that began on January 1, 2009 and approximately $100,000 of non-cash deferred rent expense required by SFAS 13, “Accounting for Leases”, offset by the non-cash net amortization of leasehold rights and liabilities for the six months ended June 30, 2009 of approximately $50,000.
     Legal expenses increased by approximately $305,000 or 79.9% for the six months ended June 30, 2009, compared to the same period in 2008 and by almost $90,000, or 47.3%, for the three months ended June 30, 2009 over the same time period in 2008. A significant portion of this increase is due to legal proceedings expenses involving the Minneapolis club. See Legal Proceedings under Part II, Item 1. Additional legal expenses were incurred in May 2009 for the final reviews of the Company’s response to the SEC comment letter and preparation for the sale of the Arizona property.
     Professional and consulting expenses include audit fees, directors’ fees, financial consulting, SOX consulting and income tax return preparation fees. These expenses increased by approximately $133,000 or 14.5% for the six months ended June 30, 2009 and by almost $163,000 or 35.7% for the three months ended June 30, 2009, compared to the same periods in 2008. The larger transactions included payment of a real estate broker fee of approximately $81,000 for finding a tenant to share the building housing the Indianapolis club. SOX compliance expense totaled approximately $50,000 for the three month period ended June 30, 2009 and approximately $61,000 for the six month period ended June 30, 2009 over the same periods in 2008. SOX compliance and documentation did not begin until the third quarter of 2008. These fees include Federal, State and Local municipality tax compliance for 2008 on eight partnerships and fifteen underlying corporate returns required in preparation of the consolidated corporate tax return due in 2009.
     Advertising and marketing expenses decreased almost $160,000 or 10.3% for the six months ended June 30, 2009 and by approximately $54,000 or 7.2% for the three months ended June 30, 2009 compared to the same periods in 2008. In part, the decrease resulted from reduced marketing expenses at the club level. The Company’s use of mobile billboard trucks to advertise clubs in Dallas/Ft. Worth, East St. Louis and Denver is substantially cheaper than billboard signs. Marketing expenses were higher in the first half of 2008 because of the amortization of warrants issued for marketing services.

     Repairs and maintenance charges decreased by approximately $216,000 or 26.8% for the six months ended June 30, 2009 when compared to the same period in 2008. There was a similar decrease of approximately $109,000 or 26.7% for the three months ended June 30, 2009 over the costs incurred in the three months ended June 30, 2008. Many of the clubs acquired in 2007 and 2008 were immediately repainted, with interior walls refurbished, furniture reupholstered and generally cleaned up as a part of the rebranding process under new ownership. Those newly acquired clubs in 2008 did not need this attention again in 2009. Major roof and sewer repairs were also completed in 2008.
     Other general and administrative (“G&A”) expenses increased by approximately $941,000 or 54.6% for the six months ended June 30, 2009 and $425,000, or 49.6%, in the three months ended June 30, 2009, compared to the same period in 2008. The following chart shows the breakdown of the amounts for the larger account classifications for the three months and six months ended June 30, 2009 and 2008, respectively.

	Quarter to Date			Year to Date
	June 30,			June 30,
			Increases			Increases
Description	2009	2008	(Decrease)	2009	2008	(Decrease)
Janitorial	$205,197	$122,921	$82,276	$405,774	$343,310	$62,464
Supplies	176,716	142,451	34,265	335,774	307,138	28,636
Security	69,533	77,982	(8,449)	130,882	143,715	(12,833)
Theft Loss	—	104,518	(104,518)	—	104,518	(104,518)
Automobile Expenses	66,318	60,536	5,782	118,419	77,139	41,280
IT/Internet Expenses	59,007	49,908	9,099	97,192	70,226	26,966
Cast Relations	29,018	24,386	4,632	87,030	76,471	10,559
Music	4,962	10,034	(5,072)	80,517	59,790	20,727
Telephones	40,965	41,234	(269)	77,247	76,644	603
Travel & Lodging	37,680	37,382	298	76,727	57,325	19,402
Education & Training	45,312	53,119	(7,807)	76,477	79,688	(3,211)
Laundry	32,129	39,489	(7,360)	65,439	63,272	2,167
Investor Relations	33,680	15,567	18,113	63,752	41,442	22,310
Dues & Subscriptions	20,446	12,785	7,661	63,125	32,832	30,293
Utilities	28,902	27,775	1,127	59,310	59,430	(120)
Total other accounts with balances under $50,000	432,913	37,245	395,668	927,253	131,084	796,169

Total Other Expenses	$1,282,778	$857,332	$425,446	$2,664,918	$1,724,024	$940,894

Depreciation and Amortization
     Depreciation and amortization increased by approximately $75,000 or 10.9% for the six months ended June 30, 2009 and approximately $7,000 or 1.5%, for the three months ended June 30, 2009, compared to the same periods in 2008. These increases are related primarily to the acquisitions of two clubs in 2008 plus fixed asset acquisitions of approximately $480,000 in the first half of 2009.
Interest Expense
     Interest expense increased by almost $230,000, or 14.3% during the six months ended June 30, 2009 and $75,000 or 8.9% for the three months ended June 30, 2009, compared to the same periods in 2008. The increase was primarily a result of 2009 interest paid on seller financed debt for the Manana and Imperial Showgirls acquisitions in 2008.
Income Tax Expense — Current
     The current portion of income tax expense of approximately $173,000 represents the portion of income taxes that are estimated to be payable for the six months ended June 30, 2009, as compared to $945,000 for the six months ended June 30, 2008. Current income tax decreased from the prior year primarily due to reduced income and increased tax credits.
Income Tax Expense — Deferred
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax expense for the six months ended June 30, 2009 was approximately $133,000 higher than the same period in the prior year.
Net Income and Earnings Per Share
     Net income after noncontrolling interests was approximately $1,400,000 for the six months ended June 30, 2009 which is $0.08 per share less than the same period in 2008. Net income for the three months ended June 30, 2009 was approximately $763,000 or $0.05 per share less than the same period in 2008.
     The weighted average shares outstanding decreased by 448,724 shares or 2.5% for the three month ended June 30, 2009 and 303,731 shares or 1.7% for the six month period ended June 30, 2009, when compared to the same periods in 2008. This change is primarily due to shares purchased and cancelled by the Company. The Company purchased a total of 250,526 shares of common stock for an aggregate purchase price of $447,937 for the six months ended June 30, 2009. Colorado state law requires cancellation of treasury stock.
Liquidity
     The level of working capital for existing club operations does not materially fluctuate and is very predictable. We anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next 12 months. We also have borrowing availability at June 30, 2009 of $2,390,000 under our bank line of credit. We intend to use our cash flows for principal and interest payments on debt, buyback of the Company’s common stock if needed, capital expenditures in certain clubs and continued repairs and maintenance in other clubs. Current economic conditions have continued to suspend our process of negotiating a larger line of credit. We do have loans and a line of credit with our lead bank and are negotiating to renew them now.
     The Company has continued to focus on using free cash flow to reduce debt. Total debt at June 30, 2009 is approximately $1,700,000 lower than total debt at March 31, 2009 and $2,300,000 lower than the total debt balance at December 31, 2008. Between May and June of 2009, we made principal payments on debt totaling $1,725,000. As of June 30, 2009, we have paid down debt by approximately $2,300,000 since December 31, 2008. In August 2009, the Company renegotiated additional extensions on five promissory notes, extending maturity dates by a year. In all instances, the interest rates and principal amounts did not change, making the extension a modification of the note, not an extinguishment of the debt. These promissory notes have been reflected in the financial statements as long term debt. After the completion of the sale of the Arizona property and transfer of the related mortgage to the buyer, total debt principal has been reduced by approximately $4,100,000 since December 31, 2008. The Company’s weighted average borrowing cost is 9.6% at June 30, 2009, compared to 9.2% at December 31, 2008.
     As of the date of this Report, only the Citywide Banks line of credit has a covenant requirement of a complete principal payment to zero one day every six months. The Bank has currently waived that requirement, but we have no assurances that they will continue to do so in the future. The Company is currently negotiating with Citywide Banks to extend the term of the revolving line of credit beyond 2010 and to remove the semi-annual pay-down requirement. Other covenants may be instituted, however, to replace that pay-down requirement. The Company is also negotiating to combine the two Citywide Banks amortizing term loans, one due May 16, 2010 and another due June 30, 2013 into an amortizing term loan due in August 2014. These negotiations have not been completed as of the date of issuing this report and are not reflected in this report. There can be no assurance that we will be able to successfully complete these negotiations.
     Cash flow from operations was approximately $3,493,000 for the first half of 2009, compared to $5,127,000 for the first half of 2008. We have been able to satisfy our needs for working capital and capital expenditures through a combination of cash flow from club operations and debt. The Company expects that operations will continue with the realization of assets and payment of current liabilities in the normal course of business. We have no immediate acquisitions planned in 2009, but always consider opportunities.
Working Capital
     At June 30, 2009 and December 31, 2008, the Company had cash of approximately $2,152,000 and $2,209,000, respectively, and total current assets of approximately $4,241,000 and $4,020,000 respectively. We had negative working capital where our current liabilities exceeded our current assets by approximately $5,756,000 at June 30, 2009, compared to $3,108,000 at December 31, 2008. The Company anticipates meeting any working capital and debt service requirements with cash flow from operations and funding as needed from existing debt.
Capital Resources
     The Company had equity of approximately $25,949,000 on June 30, 2009 and approximately $24,826,000 at December 31, 2008. The increase was primarily the result of income earned during the first six months of 2009 of approximately $1,415,000. Noncontrolling interests in consolidated partnerships totaled approximately $3,528,000 at June 30, 2009 and $3,560,000 at June 30, 2008.
     The major non-cash activity in the first half of 2009 was the amortization of loan fees of approximately $122,000 and stock based compensation expense of $156,000. Deferred income tax for the six months ended June 30, 2009 was almost $725,000, an increase of $133,000 as compared to the three months ended June 30, 2008. Compounded and unpaid interest on long-term debt was $170,000 for the six months ended June 30, 2009.

     Net cash used by investing activities for the six months ended June 30, 2009 was approximately $358,000, compared to net cash used by investing activities of $6,600,000 for the same period in 2008. The largest use of cash was for the purchase of fixed assets of approximately $480,000 for the six months ended June 30, 2009, compared to approximately $1,210,000 for the same period in 2008.
     Net cash used by financing activities for the six months ended June 30, 2009 was approximately $3,192,000. New debt proceeds of $1,200,000 in the six months ended June 30, 2009 were used to repurchase company stock for about $448,000, paid off capital leases of $19,111 and, supplemented by cash provided from operations, paid down principal on debt of approximately $2,500,000.
     We have determined that should current economic conditions continue to decline affecting current revenues, there is potential for an additional impairment adjustment to intangible assets at the next impairment test date of December 31, 2009.
     The following table reconciles net income to EBITDA for the three months and six months ended June 30, 2009 compared to the same periods in 2008. EBITDA is normally a presentation of “Earnings Before Interest, Taxes, Depreciation and Amortization.” EBITDA is a non-GAAP calculation used by our investors to measure operating results. EBITDA data is included because the Company understands that investors consider such information as an additional basis on evaluating our ability to pay interest, repay debt and make capital expenditures. VCG management uses EBITDA as one method of tracking club and Company performance. Management cautions that this EBITDA calculation may not be comparable to similarly titled calculations reported by other companies. Because it is non-GAAP, EBITDA should not be considered as an alternative to operating or net income in measuring company results.

	Three Months Ended		Six Months Ended
	June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Net Income	$763,283	$1,579,039	$1,415,456	$2,951,373
Add back:
Depreciation	429,913	423,008	851,023	774,756
Amortization of non-compete agreements	4,258	4,616	8,517	9,333
Amortization of leasehold rights and liabilities, net	(50,377)	(55,672)	(98,982)	(99,071)
Amortization of loan fees	41,560	96,935	121,903	147,114
Interest expense	914,947	840,128	1,843,803	1,613,632
Total income tax expense	418,000	886,962	898,000	1,536,962

EBITDA	$2,521,584	$3,775,016	$5,039,720	$6,934,099

Total revenue	$13,959,312	$14,606,625	$27,733,730	$27,932,580
EBITDA as a percentage of revenue	18.1%	25.8%	18.2%	24.8%
     Another non-GAAP financial measurement used by the investment community is free cash flow. The following table calculates free cash flow for the Company for the three months and six months ended June 30, 2009 compared to the same period in 2008. Company management uses free cash flow calculations as one method of cash management to anticipate available cash, but cautions investors that this free cash flow calculation may not be comparable to similarly titled calculations reported by other companies. Because this is non-GAAP, free cash flow should not be considered as an alternative to the consolidated statement of cash flows.

	Three Months Ended		Six Months Ended
	June 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
EBITDA	$2,521,584	$3,775,016	$5,039,720	$6,934,099
Less:
Interest Expense	914,947	840,128	1,843,803	1,613,632
Non-controlling interests	106,820	117,621	231,997	229,004
Current income tax	32,832	612,255	173,243	945,225
Capital expenditures	348,914	352,986	480,170	1,209,846

Free Cash Flow	$1,118,071	$1,852,026	$2,310,503	$2,936,392

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable.
Item 4T. Controls and Procedures.
     As of June 30, 2009 our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations regarding the effectiveness of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the registrant management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
     The Company had previously concluded that a material weakness in the Company’s internal control over financial reporting existed as of December 31, 2007, as reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008. This weakness was reported in the Form 10-K/A as follows:
•	The Company lacked a sufficient number of accounting personnel with appropriate knowledge of generally accepted accounting principles to handle the acquisition growth of the Company. As a result, the input and categorization of certain entries required extensive review to assure accuracy and the December 31, 2007 year-end financial statements submitted to the SEC had to be restated.

•	Turnover in key accounting positions decreased the likelihood that these errors would have been detected in the ordinary monitoring of reconciliation procedures.

•	The Company failed to maintain effective financial reporting controls in certain areas, including general ledger journal entries, that were not always reviewed prior to entry.
     Since that report, remediation of these material weaknesses have included:
•	Hiring additional accounting personnel with experience and training to produce accurate financial data and with the intent to limit turnover; and

•	Engaging the services of technical third party consultants to advise management on technical financial and reporting matters.
     Because of the remediation of the material weaknesses described in the preceding paragraph, management believes that as of June 30, 2009, the Company’s internal control over financial reporting is effective based on the completion of these remediation tasks.

     The Company has implemented this remediation plan after December 31, 2008. No other change has occurred in our internal control over financial reporting that we believe has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Litigation
     Other than as set forth below, we are not aware of any pending legal proceedings against the Company, individually or in the aggregate, that would have a material adverse affect on our business, results of operations or financial condition.
Thee Dollhouse Productions Litigation
     On or around July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in District Court, 191 Judicial District, of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. The lawsuit alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale, and misappropriated Mr. Peter’s purported trade secrets. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an Order granting Summary Judgment to VCG and dismissed Mr. Peter’s claims in their entirety. The Court found that as a matter of law, VCG did not tortiously interfere with Mr. Peter’s contract with Regale and further found that VCG did not misappropriate trade secrets. Mr. Peters did not appeal that ruling and as such, the federal proceedings have concluded.
     Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration on June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale had filed a Motion to Stay Arbitration which was granted in part and denied in part, with the Court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to its contract and the arbitration is scheduled for late October 2009. This case is in its earliest stages and, therefore, the likely outcome is impossible to predict. The Company has not accrued anything relating to the settlement of this litigation.
Zajkowski, et. al. vs VCG and Classic Affairs Litigation
     In December 2007, a former employee of VCG’s subsidiary Classic Affairs, Eric Zajkowski, filed a lawsuit in Hennepin County District Court, Minneapolis, Minnesota against VCG following his termination from employment alleging that, in connection with his employment, he was subject to certain employment practices which violated Minnesota law. No actual demand has been filed with the courts. The initial action and subsequent pleading asserted that this matter is filed as a purported class action. Subsequent to the filing of Zajkowski’s Complaint, Zajkowski moved to amend his Complaint to name additional Plaintiffs and later, to name Classic Affairs as a party defendant. VCG and Classic Affairs have answered this complaint denying all liability. Classic Affairs has also filed a Counter-Complaint against Mr. Zajkowski based upon matters relating to his termination from employment with Classic Affairs.
     In December 2008 and early January 2009, the parties filed cross-motions for Summary Judgment and Zajkowski filed a Motion for Class Certification. Over the past few months, the Court has issued a series of rulings on those Motions. In these rulings, the Court has dismissed VCG as a party Defendant having determined that VCG is not directly liable to Zajkowski on his claims. The Court granted Summary Judgment to Zajkowski as to one issue, but did not determine the scope or extent, if any, of the alleged damages, ruling this issue, like the others, are questions for a jury, and the Court dismissed two other claims asserted by Zajkowski. In all other respects, the Court has denied the parties respective Summary Judgment Motions.
     On July 21, 2009, the Court denied Zajkowski’s Motion for Class Certification. Zajkowski has indicated an intention to appeal the denial of class certification and the Court has stayed proceedings to allow them an opportunity to do so. Provided that the Zajkowski appeal is denied, trial is scheduled to begin in late January 2010.
Texas Patron Tax Litigation
     Beginning January 1, 2008, VCG’s Texas nightclubs became subject to a new state law requiring the Company to collect a $5 surcharge for every nightclub visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the fee is an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the U.S. Constitution and, therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. When cities or the State of Texas give notice of appeal, the State supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed. During the suspension of the judgment, the State of Texas has opted to collect the tax pending the appeal. The Company has paid, under protest approximately $203,000 for the year ended December 31, 2008 and $134,500 for the six months ended June 30, 2009. VCG has a total of approximately $337,000 on deposit, under protest, with the State of Texas. The Company has filed a lawsuit to demand repayment of the paid taxes. On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. No mandate will be issued until the Supreme Court of Texas either refuses the review or takes and decides the case. All parties are waiting on the decision of the Supreme Court of Texas either to grant review or not.
     At the end of the Texas legislative session in June 2009, no amendments to the S.O.B. fee or a substitute Bill to replace the patron tax were approved. The legislative session ended terminating the efforts to change the challenged statute, which remains in effect. All tax protest suits also remain pending.
     The current tax amounts paid under protest for the three months and six months ended, June 30, 2009 and 2008, are shown in the chart below.

Three Months Ended		Six Months Ended
June 30,
2009	2008	2009	2008
$54,995	$27,280	$134,500	$38,335
Department of Labor and Immigration and Customs Enforcement Reviews
     In October 2008, VCG was required to conduct a self-audit of employee payroll by the U.S. Department of Labor (“DOL”) at its Kentucky nightclub. After an extensive self-audit, VCG found that (a) the Company incorrectly paid some of our employees for hours worked and minimum wage amounts and (b) the Company incorrectly charged minimum wage employees for their uniforms. As a result, the DOL required that VCG issue back pay and refund uniform expenses to qualified employees at a total cost to us of $14,439. In addition, as a result of the Kentucky audit, VCG has been placed under a nationwide DOL audit for all of our nightclub locations as well as our corporate office. VCG was allowed to self-audit and is in the process of sending out the necessary questionnaires to all employees who have worked for VCG from April 1, 2007 to April 1, 2009. The Company expects to complete the self audit in August 2009. The Company has not accrued anything related to this audit.
     On June 30th, 2009, PT’s® Showclub in Portland Maine, was served a subpoena by Immigration and Customs Enforcement (“ICE”) requesting documents to conduct an I-9 audit. ICE requested all original I-9’s for both current and past employees from September 14, 2007 to present. ICE is conducting the audit to ensure proper use of the I-9 form ensuring the Club is verifying employees’ right to work in the United States. VCG complied with the subpoena submitting all requested documents between July 7, 2009 and July 16, 2009. As of August 11, 2009, ICE is still reviewing the requested documents. This matter is still in its investigatory state and no determination has been made. The Company has not accrued anything related to this audit.
     The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.
Item 1A. Risk Factors.
     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 and during the quarter ended June 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     As previously announced, the Board of Directors of VCG Holding Corp. adopted a Stock Repurchase Program on July 26, 2007 pursuant to which the Company may repurchase up to the lesser of (a) 1,600,000 shares of its common stock, par value $0.0001 (the “Common Stock”), or (b) an aggregate of $10,000,000 of Common Stock (the “Repurchase Program”). On September 29, 2008, the Company’s Board of Directors authorized the Company’s Executive Committee to repurchase, in its discretion, up to an aggregate of $1,000,000 of Common Stock pursuant to the Repurchase Program. Further, on January 9, 2009, the Company’s Board of Directors authorized the Company’s Executive Committee to repurchase, at its discretion, up to an additional aggregate of $1,000,000 of Common Stock pursuant to the Repurchase Program (for a total amount of $2,000,000 of authorized purchases under the Repurchase Program).
     During the quarter ended June 30, 2009, the Company repurchased an aggregate of 56,901 shares of Common Stock for an aggregate purchase price of $127,304. As a result, as of June 30, 2009, up to 982,450 shares of Common Stock or shares of Common Stock with an aggregate purchase price of approximately $8,541,492 (whichever is less) remain available for repurchase under the Repurchase Program.
     The following table provides additional information about the Company’s purchases under the Repurchase Program for the quarter ended June 30, 2009:

Maximum Number
(or Approximate
				Total Number of	Dollar Value) of
				Shares Purchased	Shares that May
				as Part of	Yet Be
	Total Number of			Publicly	Purchased under
	Shares		Average Price	Announced Plans	the Plans or
Period	Purchased(1)		Paid per Share	or Programs (1)	Programs

April 1 to 30, 2009	—		$—	—	1,039,351 shares or $8,668,795
May 1 to 31, 2009	—		$—	—	1,039,351 shares or $8,668,795
June 1 to 30, 2009	56,901	(2)	$1.97	56,901	982,450 shares or $8,541,492

Total	56,901		$1.97	56,901	982,450 shares or $8,541,492

(1)	Unless noted, the Company made all repurchases in the open market.

(2)	Of these repurchases, the Company purchased 51,047 shares of common stock in the open market and 5,854 shares of common stock in a private transaction.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     The Company held its annual meeting of shareholders on June 11, 2009, for the following purposes:
1.	Election of two directors, each to serve a three-year term or until his or her successor has been duly elected and qualified;

2.	Ratification of the appointment of Causey Demgen & Moore Inc., as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009; and

3.	Transactions of any other business.
     The results of the Annual Meeting were as follows:
1.	Each of Micheal Ocello and Martin Grusin were elected to serve on our Board of Directors for a term ending on the date of our 2012 Annual Meeting or until his successor is duly elected and qualified. The vote for Micheal Ocello was 14,455,698 for; 500 against; and 1,734,907 withheld. The vote for Martin Grusin was 14,476,767 for; 0 against; and 1,714,338 withheld.

2.	Causey Demgen & Moore Inc. was ratified as our independent public accountants for the fiscal year ending December 31, 2009. The vote was 15,979,238 for; 173,412 against; and 38,454 withheld.

3.	No other business came before the meeting.
     The following members of our Board of Directors were not subject to re-election at the Annual meeting and will continue in office for the terms indicated: Troy Lowrie, Robert McGraw Jr. and Allan Rubin, until our 2010 Annual Meeting of Shareholders or until their respective successors have been elected and qualified, and Kenton Sieckman and George Sawicki, until our 2011 Annual Meeting of Shareholders or until their respective successors have been elected and qualified.
     Mr. Rubin resigned from the Company’s Board of Directors on July 31, 2009. Mr. Rubin’s resignation after five years of Board service is not due to any disagreements with the Company. It was attributable to his current lack of independence status due to legal services being performed for the Company. To fill the vacancy on the Board created by Mr. Rubin’s resignation, on July 31, 2009, the Board, upon the recommendations of the Governance and Nominating Committee, appointed Carolyn Romero to serve one year, completing the term of Mr. Rubin. Ms. Romero will stand for election at the next annual meeting.
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

VCG HOLDING CORP.
Date: August 12, 2009	By:	/s/ Troy Lowrie
Troy Lowrie
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2009	By:	/s/ Courtney Cowgill
Courtney Cowgill
Chief Financial and Accounting Officer