Form 10-Q
period 2009-09-30
VCG HOLDING CORP
filed 2009-11-12
CIK 1172852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of November 11, 2009, there were 17,310,723 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VCG HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30,	December 31,
	2009	2008
Assets
Current Assets
Cash	$2,296,122	$2,209,060
Assets held for sale	-	106,900
Other receivables	134,411	25,473
Income taxes receivable	240,260	276,267
Inventories	909,343	949,088
Prepaid expenses	597,809	282,485
Current portion of deferred income tax asset	171,000	171,000

Total Current Assets	4,348,945	4,020,273

Property and equipment, net	22,521,094	25,738,388
Non-current portion of deferred income tax asset	3,150,795	4,068,593
Non-compete agreements, net	28,157	40,933
Trade names	619,000	619,000
Licenses	36,413,189	36,413,189
Goodwill	2,327,098	2,453,122
Favorable lease rights, net	1,650,752	1,705,364
Other long-term assets	490,058	567,181

Total Assets	$71,549,088	$75,626,043

Liabilities and Equity
Current Liabilities
Accounts payable — trade	$850,967	$847,493
Accrued expenses	1,976,258	2,257,116
Deferred revenue	108,248	109,455
Current portion of unfavorable lease liabilities	278,155	278,155
Current portion of capitalized lease	-	10,000
Current portion of long-term debt	1,030,221	2,602,000
Current portion of long-term debt, related party	38,609	1,024,000

Total Current Liabilities	4,282,458	7,128,219

Long-term Liabilities
Deferred rent	1,392,143	845,136
Unfavorable lease liabilities, net of current portion	6,223,426	6,425,626
Capital lease, net of current portion	-	9,111
Long-term debt, net of current portion	22,579,448	25,747,631
Long-term debt, related party, net of current portion	7,166,360	7,083,578

Total Long-term Liabilities	37,361,377	40,111,082

Commitments and Contingent Liabilities (Note 8)
Equity
Common stock $.0001 par value; 50,000,000 shares authorized;17,355,877 (2009) and 17,755,378 (2008) shares issued and outstanding	1,735	1,775
Additional paid-in capital	52,013,354	52,557,047
Accumulated deficit	(25,684,871)	(27,732,554)

Total VCG Stockholders’ Equity	26,330,218	24,826,268
Noncontrolling interests in consolidated partnerships	3,575,035	3,560,474

Total Equity	29,905,253	28,386,742

Total Liabilities and Equity	$71,549,088	$75,626,043

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenue
Sales of alcoholic beverages	$5,726,768	$6,713,551	$17,486,616	$19,837,895
Sales of food and merchandise	452,605	656,787	1,388,731	2,003,773
Service revenue	6,867,244	7,052,312	20,385,882	18,694,480
Other income	842,311	808,262	2,361,420	2,627,344

Total Revenue	13,888,928	15,230,912	41,622,649	43,163,492

Operating Expenses
Cost of goods sold	1,451,643	1,779,038	4,444,974	5,329,431
Salaries and wages	3,565,001	3,311,570	10,131,237	9,856,145
Impairment of building and land	-	-	268,000	-
Other general and administrative
Taxes and permits	1,189,729	589,680	2,809,524	1,698,022
Charge card and bank fees	192,022	223,337	599,957	633,635
Rent	1,463,873	1,261,946	4,387,737	3,639,504
Legal fees	190,584	305,421	876,437	733,569
Other professional fees	715,130	549,794	1,762,012	1,417,045
Advertising and marketing	691,306	712,630	2,083,551	2,264,482
Insurance	450,292	431,774	1,267,895	1,233,062
Utilities	285,064	325,164	804,313	839,214
Repairs and maintenance	248,800	289,726	839,297	752,774
Other	980,430	1,155,475	3,645,354	3,222,802
Depreciation and amortization	423,737	452,311	1,283,279	1,236,400

Total Operating Expenses	11,847,611	11,387,866	35,203,567	32,856,085

Income from Operations	2,041,317	3,843,046	6,419,082	10,307,407

Other Income (expenses)
Interest expense	(837,963)	(1,000,331)	(2,681,766)	(2,613,963)
Interest income	4,500	15,416	4,572	19,952
Gain (loss) on sale of assets	(68,784)	4,500	(57,363)	(133,426)

Total Other Income (expenses)	(902,247)	(980,415)	(2,734,557)	(2,727,437)

Income Before Income Taxes	1,139,070	2,862,631	3,684,525	7,579,970

Income tax expense — current	(86,289)	506,865	86,954	1,452,090
Income tax expense — deferred	430,289	400,899	1,155,046	992,636

Total Income Taxes	344,000	907,764	1,242,000	2,444,726

Net Income	795,070	1,954,867	2,442,525	5,135,244
Net Income Attributable to Noncontrolling Interests	(162,843)	(132,239)	(394,842)	(361,243)

Net Income Attributable to VCG	$632,227	$1,822,628	$2,047,683	$4,774,001

Earnings Per Share
Basic income per share attributable to VCG’s stockholders	$0.04	$0.10	$0.12	$0.27
Fully diluted income per share attributable to VCG’s stockholders	$0.04	$0.10	$0.12	$0.26
Basic weighted average shares outstanding	17,440,835	18,025,248	17,552,034	17,948,802
Fully diluted weighted average shares outstanding	17,440,835	18,078,796	17,552,034	18,195,124
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity
Balances, December 31, 2008	17,755,378	$1,775	$52,557,047	$(27,732,554)	$3,560,474	$28,386,742
Amortization of warrants for services	-	-	92,059	-		92,059
Amortization of stock-based compensation	-	-	141,305	-		141,305
Repurchase of common stock	(399,501)	(40)	(777,057)	-		(777,097)
Net income for the nine months ended September 30, 2009	-	-	-	2,047,683	394,842	2,442,525
Distributions paid to noncontrolling interests					(380,281)	(380,281)

Balances, September 30, 2009	17,355,877	$1,735	$52,013,354	$(25,684,871)	$3,575,035	$29,905,253

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
		(Restated)
Operating Activities
Net income	$2,047,683	$4,774,001
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of buiding and land	268,000	-
Depreciation	1,270,503	1,223,746
Amortization of non-compete agreements	12,776	12,654
Amortization of leasehold rights and liabilities, net	(147,588)	(145,000)
Amortization of loan fees	174,524	226,000
Stock-based compensation expense	233,364	665,249
Deferred income taxes	1,026,470	992,636
Noncontrolling interests	394,842	361,243
(Gain) Loss on disposition of assets	57,364	133,426
Accrued interest added to long-term debt	132,230	-
Changes in operating assets and liabilities	(39,351)	1,205,936

Net cash provided by operating activities	5,430,817	9,449,891
Investing Activities
Acquisitions of businesses, net of cash acquired	-	(10,721,159)
Additions to property and equipment	(602,111)	(1,268,549)
Deposits	-	(163,885)
Proceeds from sale of assets	252,973	237,811

Net cash used by investing activities	(349,138)	(11,915,782)
Financing Activities
Proceeds from debt	1,185,246	8,746,815
Payments on debt	(4,534,649)	(3,913,240)
Payments on revolving line of credit, net of borrowing	(390,000)	(2,400,000)
Loan fees paid	(78,725)	(223,954)
Payment on capitalized leases	(19,111)	(6,906)
Proceeds from stock issuances	-	459,251
Repurchase of stock	(777,097)	-
Distributions to noncontrolling interests	(380,281)	(377,357)

Net cash provided by (used by) financing activities	(4,994,617)	2,284,609

Net increase (decrease) in cash	87,062	(181,282)
Cash, beginning of period	2,209,060	2,980,007

Cash, end of period	$2,296,122	$2,798,725

Supplemental cash flow information:
Income taxes paid in cash	$181,392	$822,307
Interest paid in cash	$2,400,414	$2,267,597
Non-cash acquisition activities:
Liabilities of assumed in acquisitions
Issuance of notes payable for acquisitions	$-	$(5,793,027)
Liabilities of assumed in acquisitions	$-	$(2,095,105)
Non-cash divestiture activities:
Fair value of liabilities transferred to buyer	$1,771,854	$-
Issuance of note receivable to buyer	$322,963	$-
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
1. Summary of Significant Accounting Policies
General
     In this report, references to “VCG Holding Corp.,” “VCG,” the “Company,” “its”, “we,” “us,” and “our” refer to VCG Holding Corp. and its subsidiaries.
     We are in the business of acquiring, owning and operating clubs, which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment. As of September 30, 2009, the Company, through its subsidiaries, owns and operates twenty clubs in Indiana, Illinois, Colorado, Texas, North Carolina, Minnesota, Kentucky, Maine, Florida and California. The Company operates in one reportable segment.
Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments which are (consisting of only normal recurring accruals) necessary for fair presentation of the condensed consolidated financial position as of September 30, 2009, and the condensed consolidated results of operations and condensed consolidated cash flows for the periods ended September 30, 2009 and 2008.
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
Earnings per Share
     Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares outstanding for the period by the weighted average number of common shares outstanding plus the dilutive common stock equivalents that would arise from the exercise of dilutive stock options and warrants outstanding using the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	17,440,835	18,025,248	17,552,034	17,948,802
Effect of dilutive securities:
Stock options	-	-	-	-
Stock warrants	-	53,548	-	246,322

Dilutive weighted average shares outstanding	17,440,835	18,078,796	17,552,034	18,195,124

Anti-dilutive options excluded from diluted weighted average shares outstanding	280,500	300,500	280,500	300,500
Anti-dilutive warrants excluded from diluted weighted average shares outstanding	325,376	-	325,376	-
Fair Value of Financial Instruments
     The carrying value of cash, accounts receivable and accounts payable at September 30, 2009 and December 31, 2008, respectfully, approximates fair value due to the short-term nature of these instruments. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.
2. Recently Issued Accounting Standards
Recently adopted accounting standards
     In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not have a material impact on VCG’s Condensed Consolidated Financial Statements upon adoption. Accordingly, the disclosures will explain accounting concepts rather than cite specific topics of U.S. GAAP.
     In December 2008, the FASB issued authoritative guidance that increases disclosure requirements for public companies related to transfers and servicing of financial assets as well as involvement with variable interest entities. The guidance is effective for reporting periods (interim and annual) that end after December 15, 2008. The guidance became effective December 31, 2008. The adoption of this guidance had no impact on VCG’s Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
     In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred. This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. The Company adopted this guidance prospectively on January 1, 2009 and there was no impact on VCG’s Condensed Consolidated Financial Statements.
     In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards. This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This guidance became effective for assets or liabilities arising from contingencies in business combinations that are consummated on or after October 1, 2009 and did not have an impact on VCG’s Condensed Consolidated Financial Statements.
     In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value, and requires additional disclosures about a company’s financial assets and liabilities that are measured at fair value. This guidance does not change existing guidance on whether or not an instrument is carried at fair value. In February 2008, the FASB issued authoritative guidance which delays the effective date of this guidance for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In October 2008, the FASB issued additional authoritative guidance which clarifies the application of determining fair value when the market for a financial asset is inactive. Specifically, this guidance clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions for financial assets and liabilities effective January 1, 2008. The Company adopted the provisions for nonfinancial assets and liabilities effective January 1, 2009. The adoption had no impact on VCG’s Condensed Consolidated Financial Statements.
     In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires (i) noncontrolling interests (minority interests) in a subsidiary be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This guidance requires disclosure on the face of the consolidated income statements of those amounts of consolidated net income attributable to controlling and noncontrolling interests. This guidance requires the parent to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts. In some instances, this guidance requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. In connection with the adoption of this guidance, VCG reclassified into its consolidated equity accounts the historical balances related to noncontrolling interest in six of its consolidated club partnerships. The noncontrolling interests range from 2% to 17% in each partnership. The Company also reclassified the noncontrolling interests in a consolidated variable interest entity (“VIE”), in which the noncontrolling interests own 99.9%. Prior to adoption, there were no deficit balances for noncontrolling interests. The presentation and disclosure requirements of this guidance have been applied retrospectively for all periods presented. The other provisions shall be applied prospectively as of January 1, 2009.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
     In June 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events, whether that evaluation date is the date of issuance or the date the financial statements were available to be issued, and alerts all users of financial statements that an entity has not evaluated subsequent events after that evaluation date in the financial statements being presented. See footnote 9 for required disclosure.
     In December 2008, the FASB issued authoritative guidance that increases disclosure requirements for public companies related to transfers and servicing of financial assets as well as involvement with variable interest entities. The guidance is effective for reporting periods (interim and annual) that end after December 15, 2008. The guidance became effective on December 31, 2008, but the adoption of this guidance had no impact on the Condensed Consolidated Financial Statements.
     In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. It relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed once a year. The guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This guidance was adopted by VCG effective April 1, 2009. See footnote 1 for required disclosure.
     In April 2008, the FASB issued authoritative guidance which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. This guidance was effective for fiscal years beginning January 1, 2009. Adoption of this guidance had no impact on the Company’s Condensed Consolidated Financial Statements.
     In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This guidance was adopted effective July 1, 2009 but did not affect our Consolidated Financial Statements
Issued but not yet effective accounting standards
     In June 2009, the FASB issued authoritative guidance to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. It requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This guidance is effective for fiscal years beginning on January 1, 2010 for the Company. VCG is currently assessing the impact that this guidance may have on its Condensed Consolidated Financial Statements.
3. Restatement of 2008 Quarterly Financial Statements
     On March 25, 2009, the Audit Committee of the Board of Directors of VCG concluded that, upon the advice of management and in consultation with Causey Demgen & Moore Inc., the Company’s independent registered public accounting firm, the Company’s previously issued financial statements for the fiscal year ended December 31, 2007 and the fiscal quarterly periods ended March 31, 2008, June 30, 2008 and September 30, 2008 required restatement. The Company’s decision to restate was made in connection with the Company’s response to a comment letter received from the SEC regarding the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the preparation of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
     The issues raised by the SEC in its comment letter included the Company’s methodology for the valuation of certain assets and liabilities purchased in connection with the acquisition of 12 clubs between December 2006 and December 2007, and two clubs in 2008. Based upon the issues raised by the SEC’s comment letter, the Company retained an independent firm to conduct a valuation of the acquired assets and liabilities. As a result of that valuation, the Company has recorded additional intangible assets and liabilities and adjusted the fair value of licenses and goodwill acquired. The Company also recorded deferred income taxes for those acquisitions involving the purchase of common stock.
4. Property and Equipment, net
     Property and equipment, net consisted of the following:

	September 30, 2009	December 31, 2008

Land	$550,512	$856,737
Buildings	11,362,143	14,076,390
Leasehold improvements	10,864,863	10,645,692
Equipment	2,689,238	2,470,848
Vehicles	216,258	138,090
Signs	304,381	268,726
Furniture and fixtures	1,963,322	1,918,126

	27,950,717	30,374,609
Less accumulated depreciation	(5,429,623)	(4,636,221)

Property and equipment, net	$22,521,094	$25,738,388

     Depreciation expense of property and equipment was $1,270,503 and $1,223,746 for the nine months ended September 30, 2009 and 2008, respectively.
     A fair market valuation of assets, including land and buildings, is required in the event of developments such as adverse changes in the business climate or a decline in market value. On July 31, 2009 the Company sold the building and land used by a third party to operate a club the Phoenix, Arizona to Black Canyon Highway LLC (“Black Canyon”) for approximately $2,300,000. The Company recognized a non-cash loss of $268,000 during the second quarter of 2009 and an additional $68,800 in selling expenses in the third quarter 2009. The additional selling expenses were recorded as a loss on the sale of the property.
5. Goodwill and Other Intangibles
     The change in the carrying amount of goodwill and other intangibles from December 31, 2008 to September 30, 2009, was as follows:

	Goodwill	Licenses	Trade Names	Total
Balance at December 31, 2008	$2,453,122	$36,413,189	$619,000	$39,485,311
Amortization of “component 2” goodwill for stock purchase	(126,024)	-	-	(126,024)

Balance at September 30, 2009	$2,327,098	$36,413,189	$619,000	$39,359,287

There is no amortization of licenses and trade names as they have been determined to have indefinite lives.
The ongoing uncertainty in general and economic conditions may impact the Company’s business, as well as the market price of the Company’s common stock, and could negatively impact the Company’s future operating performances, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact the Company’s consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity. The next impairment test date is December 31, 2009.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
6. Debt
Long-term Debt with Third Parties
     On August 17, 2009, the Company modified the terms of two existing long-term debt obligations totaling $3,872,426 with Citywide Banks. The promissory notes that were consolidated included:
(i)	a promissory note executed on May 16, 2006 with a current outstanding principal balance of $1,770,308, bearing interest at 8.5% per annum, with monthly principal and interest payments of approximately $36,156 and with a maturity date of May 16, 2010; and

(ii)	a promissory note executed on June 30, 2008 with a current outstanding principal balance of $2,102,166, bearing interest at 6% per annum, with monthly principal and interest payments of approximately $50,403 and with a maturity date of June 30, 2013.
     The consolidated replacement promissory note (the “Replacement Note”) in the amount of $3,872,426 bears interest at the rate of 7% per annum, with monthly principal and interest payments of approximately $76,865 and with a maturity date of August 15, 2014. The Replacement Note contains two new covenants. The first new covenant requires acquisitions or additional indebtedness of equal to or in excess of $1,000,000 be pre-approved by Citywide Banks. The second new covenant is a financial ratio covenant. This covenant requires the quarterly calculation of net cash flow to debt service in a ratio greater than or equal to 1.2 to 1.0. Net cash flow is defined as income attributable to the Company plus depreciation, amortization and interest expense. Net profit excludes any intangible impairments and related tax effects. The Company is currently in compliance with all covenants. The new note is attached as an exhibit to this filing.
     The Company also extended a revolving line of credit with Citywide Banks. The original line of credit (the “Original Line of Credit”) was executed on June 29, 2008, had a maturity date of June 29, 2010, a maximum principal amount of $4,000,000, and a variable interest rate calculated on the Prime Rate as published in the Wall Street Journal, subject to change daily with a floor of 6%. The replacement line of credit (the “Replacement Line of Credit”) has the identical maximum principal amount and interest terms as stated in the Original Line of Credit. Monthly payments vary based on principal outstanding and the maturity date of the Replacement Line of Credit is August 15, 2011. The following is a description of material changes in the terms of the Replacement Line of Credit compared to the Original Line of Credit: (i) The Original Line of Credit and the Replacement Line of Credit have the same collateral, but have been cross collateralized with the collateral for the Replacement Note: the Whole Life Insurance Policy on the life of Troy Lowrie, plus the P&A Select Strategy Fund, LP and the P&A Multi-Sector Fund II, LP, owned by Lowrie Management LLLP, and (ii) The Original Line of Credit covenants required that all advances on the Original Line of Credit were to be fully repaid for one day every 180 days. That covenant was replaced with the same new covenants as indicated for the Replacement Note above. A copy of the new note is attached as an exhibit to this filing.
     On September 22, 2009, the Company prepaid a promissory note issued to Bryan S. Foster (“Foster”), in connection with VCG’s purchase of Manana Entertainment, Inc. (“Manana”) from Foster in the following manner:
(a)	a cash payment of $1,600,000 made by VCG and Manana to Foster, and

(b)	an offset of the amount owed by Black Canyon, the purchaser of the Phoenix, Arizona property to VCG $263,544 against the balance owed by VCG and Manana to Foster under the Foster note.
     After the application of the offset, the outstanding principal balance owed by Black Canyon to VCG under the Black Canyon note is $63,161 and the unpaid balance on the Black Canyon note will continue to accrue interest at 8% per annum. No other terms of the Black Canyon note were changed. The Company is still secondary debt for payment on the original sacred ground note, in the unlikely event of default by Black Canyon.
     As previously disclosed, in August 2009, the Company renegotiated due dates on five promissory notes, totaling $1,984,612 with original maturity dates from January to November 2010. In all instances, the loans were extended twelve months from their original maturity dates into 2011. No other changes were made to these notes. The Company has shown these promissory notes as long term debt on the balance sheet.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
     In September 2009, the Company renegotiated due dates on three promissory notes, totaling $1,348,000, with original maturity dates from March to November 2010. The loans were extended from twelve to twenty-four months from their original maturity dates into 2012. No other changes were made to these notes. The Company has shown these promissory notes as long-term debt on the balance sheet.
     The following chart shows required future maturities of the principal amounts of the related party and third party long-term debt reflecting the extension of maturity dates disclosed in Note 9 Subsequent Events.

For the Calendar Years Ending December 31,
Remaining in 2009	2010	2011	2012	2013	Thereafter	Total
$20,188	$1,070,739	$16,864,130	$5,853,996	$219,200	$6,786,384	$30,814,637
7. Income Taxes
     Total income tax expense was $1,242,000 and $2,444,726 for the nine months ended September 30, 2009 and 2008, respectively. Income tax expense for the three months ended September 30, 2009 was $344,000, which represents deferred tax expense of $430,289 partially offset by a current income tax benefit of $86,289.
     In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2009.
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
     Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration on June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale filed a Motion to Stay Arbitration which was granted in part and denied in part, with the Court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to its contract. The arbitration was originally scheduled for late October 2009, however due to illness of one of the principals of the claimant, the arbitration has been adjourned without a new date set. The Company has not accrued anything relating to the settlement of this litigation; however the outcome of this dispute cannot be predicted.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
Zajkowski, et. al. vs VCG and Classic Affairs Litigation
     In December 2007, a former employee of VCG’s subsidiary Classic Affairs, Eric Zajkowski, filed a lawsuit in Hennepin County District Court, Minneapolis, Minnesota against VCG following his termination from employment alleging that, in connection with his employment, he was subject to certain employment practices which violated Minnesota law. The initial action and subsequent pleading asserted that the matter was filed as a purported class action. Subsequent to the filing of Zajkowski’s Complaint, Zajkowski moved to amend his Complaint to name additional Plaintiffs and later, to name Classic Affairs as a party defendant. VCG and Classic Affairs have answered this complaint denying all liability. Classic Affairs has also filed a Counter-Complaint against Mr. Zajkowski based upon matters relating to his termination from employment with Classic Affairs.
     In December 2008 and early January 2009, the parties filed cross-motions for Summary Judgment and Zajkowski filed a Motion for Class Certification. Following the motions, the Court issued a series of rulings on those Motions. In these rulings, the Court has dismissed VCG as a party Defendant — having determined that VCG is not directly liable to Zajkowski or the other Plaintiffs on their claims. The Court granted Summary Judgment to Zajkowski as to one issue, but did not determine the scope or extent, if any, of the alleged damages, ruling this issue, like the others, are questions for a jury, and the Court dismissed two other claims asserted by Zajkowski. In all other respects, the Court has denied the parties respective Summary Judgment motions.
     On July 21, 2009, the Court denied Zajkowski’s and the other Plaintiffs’ Motion for Class Certification. Zajkowski appealed that decision to the Minnesota Court of Appeals and on September 22, 2009, the Court of Appeals denied Plaintiffs request for discretionary review. Plaintiffs have indicated that they do not intend to seek leave to appeal from the Minnesota Supreme Court.
     The parties have scheduled mediation for November 2009 and if mediation is unable to settle this case, trial is scheduled to begin in late January 2010.
Texas Patron Tax Litigation
     Beginning January 1, 2008, VCG’s Texas clubs became subject to a new state law requiring the Company to collect a $5 surcharge for every club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the fee is an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the U.S. Constitution and, therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. When cities or the State of Texas give notice of appeal, the State supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed. During the suspension of the judgment, the State of Texas has opted to collect the tax pending the appeal. The Company has paid, under protest approximately $203,000 for the year ended December 31, 2008 and $195,508 for the nine months ended September 30, 2009. VCG has a total of approximately $401,285 on deposit, under protest, with the State of Texas. The Company has filed a lawsuit to demand repayment of the paid taxes. On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. No mandate will be issued until the Supreme Court of Texas either refuses the review or takes and decides the case. All parties are waiting on the decision of the Supreme Court of Texas either to grant review or not. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009.
     At the end of the Texas legislative session in June 2009, no amendments to the S.O.B. fee or a substitute Bill to replace the patron tax were approved. The legislative session ended terminating the efforts to change the challenged statute, which remains in effect. All tax protest suits also remain pending.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
     On the advice of Texas counsel, the Company has continued to pay the tax amounts under protest. The table below shows the amounts paid and expensed for the three months and nine months ended September 30, 2009 and 2008.

Three Months Ended		Nine Months Ended
September 30,
2009	2008	2009	2008
$61,008	$82,810	$195,508	$121,145
Department of Labor and Immigration and Customs Enforcement Reviews
     In October 2008, PT’s® Showclub in Louisville, KY was required to conduct a self-audit of employee payroll by the U.S. Department of Labor (“DOL”). After an extensive self-audit, it was determined that (a) the Club incorrectly paid some employees for hours worked and minimum wage amounts and (b) the Club incorrectly charged minimum wage employees for their uniforms. As a result, the DOL required that the Club issue back pay and refund uniform expenses to qualified employees at a total cost of $14,439. In addition, as a result of the Kentucky audit, all other clubs and our corporate office have been placed under a nationwide DOL audit. All clubs have completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. No amounts have been accrued related to this audit.
     On June 30, 2009, PT’s® Showclub in Portland, Maine was served a subpoena by Immigration and Customs Enforcement (“ICE”) requesting documents to conduct an I-9 audit. ICE requested all original I-9’s for both current and past employees from September 14, 2007 to present. ICE is conducting the audit to ensure proper use of the I-9 form ensuring the Club is verifying employees’ right to work in the United States. The Club complied with the subpoena submitting all requested documents between July 7, 2009 and July 16, 2009. As of November 12, 2009, ICE is still reviewing the requested documents. This matter is still in its investigatory stage and no determination has been made. No amounts have been accrued related to this audit.
Internal Revenue Service
     The IRS audited PT’s® Showclub in Denver for the years 2006, 2007 and 2008 to determine tip reporting compliance. Every business where tipping is customary must report annually on Form 8027 the total sales from food and beverage operations, charge sales, total tips reported and charge tips reported. The audit was based upon this Form to determine compliance with Section 3121(q) of the Internal Revenue Code, as amended.
     The audit was conducted by an examining officer in Denver in August and September 2009. The audit focused on the data reported on Form 8027 and related underlying documentation.
     The audit resulted in a determination that tips were under-reported in the three years examined. The tax assessed as a result of this under-reporting was $61,500. Penalties and interest were not assessed. The IRS auditor indicated that all other clubs would be audited and recommended that a Point of Sale (“POS”) system should be installed in every club to ensure compliance with IRS regulations. After completing test audits on all clubs using the same procedures followed by the IRS, an additional accrual of $385,500 in estimated taxes was recorded to cover the estimated liability.
     The clubs are involved in various other legal proceedings that arise in the ordinary course of business. Management believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.
9. Subsequent Events
     The Company has evaluated events subsequent to September 30, 2009 through November 11, 2009, which is the date the financial statements were available to be issued.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
Extension of Company Debt
     In October 2009, the Company renegotiated due dates on four promissory notes, totaling $1,350,000, with original maturity dates from July to September 2010. In all instances, the loans were extended twelve months from their original maturity dates into 2011. No other changes were made to these notes and the Company treated the negotiations as modifications and not new loans. The Company has classified these promissory notes as long-term debt on the balance sheet.
Asset Purchase
     On October 8, 2009, the Company entered into a Sales Contract with Business Equipment Consultants to purchase the Aloha Point of Sale system for all clubs owned by the Company. The approximate total capital cost of this project will be $550,000 and will be depreciated upon completion over five years. The Company anticipates that the systems will be installed and in use in all clubs by December 31, 2009. The project is currently on track to meet this deadline. The benefits from installing a point of sale system in all clubs include faster revenue reporting, more accurate controls over labor costs and inventory plus compliance with IRS regulations requiring companies to track charged tips and the attributable charged revenue.
Offer to Purchase
     On November 3, 2009, the Company received a non-binding letter of intent (the “Proposal”) from the Company’s Chairman and Chief Executive Officer, Troy Lowrie, Lowrie Management, LLLP, an entity controlled by Mr. Lowrie, and certain other unidentified investors (collectively, “Lowrie”), to acquire all of the outstanding common stock of the Company for $2.10 per share in cash (the “Acquisition”). The Proposal contemplates that the Company would no longer be a public reporting or trading company following the closing of the Acquisition. The Company’s Board of Directors has formed a Special Committee consisting solely of independent directors, as defined under the NASDAQ independence rules, to review and evaluate the Proposal and to recommend to the Company’s Board of Directors whether to approve or decline the Proposal. The Special Committee was formed to maximize shareholder value, including evaluating the Company’s alternatives to the Proposal. The members of the Special Committee are George Sawicki, Kenton Sieckman and Carolyn Romero. Acceptance of the Proposal is subject to the approval of the Special Committee, the Company’s Board of Directors and the Company’s stockholders.
     No assurance can be given that an agreement on terms satisfactory to the Special Committee or the Board of Directors will result from the Proposal submitted by Lowrie or any other party, or that any transaction recommended by the Special Committee will be completed.
Termination of Stock Repurchase Plan
     On November 3, 2009, the Company’s Board of Directors terminated the stock repurchase program approved on July 26, 2007, to allow the Company to evaluate the Proposal.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information set forth hereunder, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), presents significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources that occurred during the three and nine months ended September 30, 2009 and 2008, respectively. Likewise, the MD&A should be read in conjunction with the financial statements appearing elsewhere in this Form 10-Q (this “Report”). The MD&A discussed in the Company’s Annual Report Form 10-K/A for the year ended December 31, 2008, and filed with the SEC on April 13, 2009, as amended on June 10, 2009 should also be referred to when reading this Report.
Cautionary Statement Regarding Forward-Looking Information and Statements
     Safe Harbor Statement under the Private Securities Litigation Reform Act: Statements made in this Report that relate to future operating periods are subject to important risks and uncertainties that could cause actual results to differ materially. These risks could affect certain clubs, while certain other risks could affect all of the Company’s clubs and/or other business segments.
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

     Our Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April 2002. The Company, through its subsidiaries, owns 20 adult clubs that offer quality live adult entertainment, restaurant and bar operations. Our clubs are located in Colorado, California, Florida, Illinois, Indiana, Kentucky, Minnesota, North Carolina, Maine, and Texas.
     We believe maximum profitability and sustained growth in the industry is obtained by owning and operating upscale adult clubs. Our current strategy is to acquire upscale adult clubs in areas that are not market saturated and where the public is open to these types of establishments. Another part of our growth strategy is to achieve club “clustering.” Adult clubs tend to group together in their respective markets. We believe that clustering our clubs leads to improved brand recognition, as well as improvement in economies of scale as costs of marketing and management are spread over more clubs. Clustering also provides the Company with the ability to disperse management expertise to more locations under their responsibility.
Overview of Business
     Since we began operations, we have acquired the following clubs:

Name of Club	Date Acquired	Club Type
PT’s® Showclub in Indianapolis, Indiana	2002	B
PT’s® Brooklyn in Brooklyn, Illinois	2002	B
PT’s® All Nude in Denver, Colorado	2004	C
The Penthouse Club® in Glendale, Colorado	2004	B
Diamond Cabaret® in Denver, Colorado	2004	A
The Penthouse Club® in Phoenix, Arizona	opened 2004/ sold in January 2007	N/A
PT’s® Appaloosa in Colorado Springs, Colorado	October 2006	B
PT’s® Showclub in Denver, Colorado	December 2006	B
PT’s® Showclub in Louisville, Kentucky	January 2007	B
Roxy’s in Brooklyn, Illinois	February 2007	B
PT’s® Showclub in Centreville, Illinois	February 2007	B
PT’s® Sports Cabaret in Sauget, Illinois	March 2007	B
The Penthouse Club® in Sauget, Illinois	March 2007	A
The Men’s Club® in Raleigh, North Carolina	April 2007	A
Schiek’s Palace Royale in Minneapolis, Minnesota	May 2007	A
PT’s® Showclub in Portland, Maine	September 2007	B
Jaguar’s Gold Club in Ft. Worth, Texas (“Golden”)	September 2007	C
PT’s® Showclub in Hialeah, Florida	October 2007	B
LaBoheme Gentlemen’s Club in Denver, Colorado	December 2007	B
Jaguar’s Gold Club in Dallas, Texas (“Manana”)	April 2008	C
Imperial Showgirls Gentlemen’s Club in Anaheim, California	July 2008	C
     The Company classifies its clubs into three tiers called A, B, and C clubs. Type “A” club characteristics include larger facilities with a variety of entertainment and performers. “A” clubs include a restaurant with an onsite chef preparer. Furthermore, “A” type clubs offer high-label cigars, VIP facilities, and specialty suites. Type “B” clubs have smaller facilities. Food service is limited or not provided, but the facility serves alcohol. These clubs are topless format. Type “C” clubs do not provide alcoholic beverages except for some locations that follow the “Bring Your Own Bottle” (“B.Y.O.B”) format. These clubs are “all-nude” format.
     The Company owns International Entertainment Consultants, Inc. (“IEC”), which provides management services to our clubs. IEC was originally formed in 1980. At the time of acquisition in October 2003, IEC was owned by Troy Lowrie, our Chairman of the Board and Chief Executive Officer.
     The day-to-day management of our clubs is conducted through IEC. IEC provides the clubs with management and supervisory personnel to oversee operations, hires and contracts all operating personnel, establishes club policies and procedures, handles compliance monitoring, purchasing, accounting and other administrative services, and prepares financial and operating reports, and income tax returns. IEC charges the clubs a management fee based on the Company’s common expenses that are incurred in maintaining these functions.
     In June 2002, the Company formed VCG Real Estate Holdings, Inc. (“VCG Real Estate”), a wholly owned subsidiary that owns the land and buildings housing two of our clubs.
     The Company has one reportable segment. Our clubs are distinguished by the following features:

•
Facilities — Our club facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. The facilities have state of the art sound systems, lighting and professional stage design. Our clubs maintain an upscale level of décor and furniture furnishings to create a professional appearance. Three of our clubs offer VIP rooms. Our VIP rooms are open to individuals who purchase annual memberships. They offer a higher level of service and are elegantly appointed and spacious.

•
Professional On-Site Management — Our clubs are managed by persons who are experienced in the restaurant and/or hospitality industry. The managers for the clubs are responsible for maintaining a quality and professionally run club. At a higher level, our Area Directors oversee the management of several clubs within a specified geographical area. The Company currently has 12 Area Directors who have 17 to 25 years of experience in the industry.

•
Food and Beverage Operations — Many of our clubs offer a first-class bar and food service. Three of our clubs offer a full service restaurant that provides customers with exceptional food, service and luxury. At most locations, we provide a selective variety of food including, but not limited to, hot and cold appetizers, pizza, and other limited food choices. Some of our club operations do not have liquor licenses. Those of our clubs that carry B.Y.O.B. permits, sell non-alcoholic beverages. Experienced chef and bar managers are responsible for training, supervising, staffing and operating the food and beverage operations at each club.

•
Entertainment — Our clubs provide a high standard of attractive, talented and courteous female and male performers and servers. We maintain the highest standards for appearance, attitude, demeanor, dress and personality. The entertainment encourages repeat visits and increases the average length of a patron’s stay. We prefer that performers who work at our clubs are experienced entertainers.

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

Results of Operations- Three and Nine Months Ended September 30, 2009 Compared to September 30, 2008
     The following sets forth a comparison of the components of the results of our continuing operations for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended			Nine Months Ended
	September 30,
	2009	2008	% Change	2009	2008	% Change
Revenue		(Restated)			(Restated)
Sales of alcoholic beverages	$5,726,768	$6,713,551	(14.7)%	$17,486,616	$19,837,895	(11.9)%
Sales of food and merchandise	452,605	656,787	(31.1)%	1,388,731	2,003,773	(30.7)%
Service revenue	6,867,244	7,052,312	(2.6)%	20,385,882	18,694,480	9.0%
Other income	842,311	808,262	4.2%	2,361,420	2,627,344	(10.1)%

Total Revenue	13,888,928	15,230,912	(8.8)%	41,622,649	43,163,492	(3.6)%

Operating Expenses
Cost of goods sold	1,451,643	1,779,038	(18.4)%	4,444,974	5,329,431	(16.6)%
Salaries and wages	3,565,001	3,311,570	7.7%	10,131,237	9,856,145	2.8%
Impairment of building and land	-	-	-%	268,000	-	100.0%
Other general and administrative Taxes and permits	1,189,729	589,680	101.8%	2,809,524	1,698,022	65.5%
Charge card and bank fees	192,022	223,337	(14.0)%	599,957	633,635	(5.3)%
Rent	1,463,873	1,261,946	16.0%	4,387,737	3,639,504	20.6%
Legal fees	190,584	305,421	(37.6)%	876,437	733,569	19.5%
Other professional fees	715,130	549,794	30.1%	1,762,012	1,417,045	24.3%
Advertising and marketing	691,306	712,630	(3.0)%	2,083,551	2,264,482	(8.0)%
Insurance	450,292	431,774	4.3%	1,267,895	1,233,062	2.8%
Utilities	285,064	325,164	(12.3)%	804,313	839,214	(4.2)%
Repairs and maintenance	248,800	289,726	(14.1)%	839,297	752,774	11.5%
Other	980,430	1,155,475	(15.1)%	3,645,354	3,222,802	13.1%
Depreciation and amortization	423,737	452,311	(6.3)%	1,283,279	1,236,400	3.8%

Total Operating Expenses	11,847,611	11,387,866	4.0%	35,203,567	32,856,085	7.1%

Income from Operations	2,041,317	3,843,046	(46.9)%	6,419,082	10,307,407	(37.7)%

Other Income (expenses)
Interest expense	(837,963)	(1,000,331)	(16.2)%	(2,681,766)	(2,613,963)	2.6%
Interest income	4,500	15,416	*	4,572	19,952	*
Gain (loss) on sale of assets	(68,784)	4,500	*	(57,363)	(133,426)	*

Total Other Income (expenses)	(902,247)	(980,415)	(8.0)%	(2,734,557)	(2,727,437)	0.3%

Income before Income Taxes	1,139,070	2,862,631	(60.2)%	3,684,525	7,579,970	(51.4)%

Income tax expense — current	(86,289)	506,865	(117.0)%	86,954	1,452,090	(94.0)%
Income tax expense — deferred	430,289	400,899	7.3%	1,155,046	992,636	16.4%

Total Income Taxes	344,000	907,764	(62.1)%	1,242,000	2,444,726	(49.2)%

Net Income	795,070	1,954,867	(59.3)%	2,442,525	5,135,244	(52.4)%
Net Income attributable to noncontrolling interests	(162,843)	(132,239)	23.1%	(394,842)	(361,243)	9.3%

Net Income attributable to VCG Holding Corp.	$632,227	$1,822,628	(65.3)%	$2,047,683	$4,774,001	(57.1)%

*	- not meaningful

Revenue
     For the three months ended September 30, 2009, total revenue decreased approximately $1,342,000 or 8.8% when compared to the same three month period in 2008. The continuing recession has reduced bookings of special events and annual VIP memberships. The decrease was largely due to our four “A” club locations that are experiencing an aggregate revenue drop of 11.1% for the three months in the third quarter of 2009. Eleven “B” club locations reported sale declines when compared to the same three month period in 2008. Third quarter 2009 revenue was flat when compared to second quarter 2009.
     Total revenue decreased because of weak economic conditions approximately $1,541,000 or 3.6% for the nine months ended September 30, 2009, compared to the same period in 2008. The decrease was largely due to our four “A” club locations experiencing an aggregate revenue drop of 8.1% for the first nine months in 2009. Five of our “B” clubs locations had same store sales increases between 0.1% and 9.9% of revenue earned compared to the same nine month period in 2008. Two of our “C” club locations were not fully reported in the year-to-date numbers for 2008 because of the acquisition dates, but were included in revenue and expenses reported for 2009.
     For the three months ended September 30, 2009, sales of merchandise, food and alcoholic beverages decreased approximately $1,191,000, or 16.2% when compared to the three months ended September 30, 2008. Service revenue for the three month period decreased $185,000, or 2.6%. Service revenue includes wristband sales, suite rentals, tab and tip fees, dance dollar and boutique buck programs. Other revenue increased approximately $34,000, or 4.2%, mostly as a result of increased revenue from ATM fees. Besides ATM fees, other revenue includes special event charges, valet services and VIP memberships.
     Sales of merchandise, food and alcoholic beverages decreased approximately $2,966,000 or 13.6% for the nine months ended September 30, 2009, compared to the same period in 2008. Service revenue for the nine month period increased by approximately $1,691,000, or 9.0%. Other revenue decreased by approximately $266,000, or 10.1% compared to the same period in fiscal 2008.
Cost of Goods Sold
     Cost of goods sold consists of expenses associated with the sale of alcohol, food, and merchandise. Cost of goods sold decreased by approximately $327,000 or 18.4% for the three months ended September 30, 2009 when compared to the same periods in 2008 and $884,000 or 16.6% for the nine months ended September 30, 2009, compared to the same periods in 2008. These decreases are larger than the corresponding revenue decrease for the same time period, indicating that the gross profit margin improved even though revenue declined. This improvement is a result of tighter controls over inventory.
     A gross profit is calculated as revenue of alcoholic beverages, food and merchandise, less cost of goods sold. The gross profit margin is calculated as gross profit divided by the attributable revenue. VCG realized a gross profit for all clubs of 76.5% for the three months ended September 30, 2009 compared to 75.9% for the same period in 2008. The slight increase in the gross profit percentage showed that the Company earned a slightly higher profit on liquor, food and merchandise sold in that three month period than it earned in the same three month period in fiscal 2008. The increase in the gross profit percentage is attributable to operations of four all-nude clubs that do not serve alcohol. VCG owned three all-nude clubs in the first half of 2008 and acquired the fourth all-nude club on July 28, 2008. These clubs have a lower cost of sales percentage and a higher gross profit compared to VCG’s clubs that serve alcohol.
     The Company tracks cost of goods sold as a percentage of the related revenue as a management control metric. For the nine months ended September 30, 2009, the cost of sales to revenue percentage was 23.5% as compared to the cost of sales to revenue percentage of 24.4% for the same nine month period in 2008.
Salaries and Wages
     Salaries and wages consist of all labor costs incurred throughout the entire organization. Labor costs increased by approximately $253,000 or 7.7% for the three months ended September 30, 2009 compared to the same period in 2008. Total employee headcount stayed virtually the same at September 30, 2009 with 934 employees, compared to 938 employees at September 30, 2008. The slight overall headcount reduction was due to attrition without replacement. The percentage of salaries and wages to total revenue was 24.3% for the nine months ended September 30, 2009 and 22.8% for the same period in 2008.

     Year-to-date salaries and wages have also increased by approximately $275,000 or 2.8% because of the regulated increase in tipped minimum wage in a majority of the ten states the Company has operations. The average increase in minimum wage has risen by $0.07 cents to $0.10 per hour from 2007 to 2009. Approximately 88% to 89% of the Company’s labor force consists of tipped minimum wage personnel with an average work week of approximately 30 hours. The Company is unable to estimate the impact of increases in minimum wage for its operations.
Other General and Administrative Expenses
Taxes and Licenses
     This category includes employment taxes, real and personal property taxes, the Texas Patron tax and other business licenses and permits necessary to operate the clubs. The following chart shows the breakdown of the amounts paid for taxes and licenses for the three months and nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended		Nine Months Ended
	September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Employment	$935,755	$407,606	$1,972,432	$1,158,050
Business License	66,330	71,601	180,001	139,302
Property Taxes	126,636	110,473	461,583	400,670
Patron Tax Expense	61,008	0	195,508	0

	$1,189,729	$589,680	$2,809,524	$1,698,022

     Business licenses include costs of obtaining and maintaining liquor, cabaret and business licenses for the clubs. This cost increased by approximately $40,700 or 29.2% for the nine months ended September 30, 2009, compared to the amount recorded for the same period in 2008. This increase is directly attributable to the increase in clubs in 2009 over the same time period in 2008. The two clubs acquired in 2008 are all-nude and do not require liquor licenses.
     Property taxes increased by almost $60,900 or 15.2% for the nine months ended September 30, 2009, compared to the same period 2008, because of the increase in clubs owned or operated in 2008 from 18 to 20, and a general increase in property tax rates. VCG pays real and personal property taxes on all the clubs the Company operates. The amount of $62,000 for annual property taxes is anticipated to decrease in 2010 because of the sale of the Arizona property.
     For the three and nine month period ended September 30, 2008, the Company elected to treat payments of the Texas Patron Tax as tax deposits on the balance sheet. VCG changed this accounting treatment in the fourth quarter of 2008 when it became apparent that payment of this tax would continue even after the Texas District Court ruled it unconstitutional. The Texas Patron Tax deposits were recorded as expense and we will continue to expense future tax payments. See Legal Proceedings under Part II, Item 1 for the status of this case for the total amounts paid to and on deposit with the State of Texas.
     The current tax amounts paid under protest for the three months and nine months ended, September 30, 2009 and 2008, are shown in the chart below.

Three Months Ended		Nine Months Ended
September 30,
2009	2008	2009	2008
$61,008	$82,810	$195,508	$121,145

     Charge card and bank fees decreased $31,000 or 14.0% for the three months ended September 30, 2009, and decreased by approximately $34,000 or 5.3% for the nine months ended September 30, 2009, compared to the same periods in 2008. Credit card processing fees decreased because the Company’s credit card processor moved the transactions to a lower risk/lower rate transaction fee. Overall, credit card usage has dropped in virtually all clubs, but especially in the “A” type clubs, resulting in a decrease in total processing fees.
     Rent increased by approximately $202,000 or 16.0% for the three months ended September 30, 2009 and increased $748,000 or 20.6% for the nine months ended in 2009, compared to the same periods in 2008. Approximately $632,000 of the increase in the nine months ended September 30, 2009 specifically relates to the accounting treatment required by authoritative accounting guidance for leases .This guidance requires the leveling of rent expense over the entire lease term. Non-cash deferred rent increased by $632,000 over the nine months ended September 30, 2009, compared to the same period in 2008. Deferred rent is high because of the extremely long lease terms of the Company’s leases, ranging from 5 to 50 years. Most of the clubs occupy rented buildings and land. Normal operating rent increases for the 9 months period were approximately $119,000 over the same period in 2008.
     Legal expenses decreased by approximately $115,000, or 37.6%, for the three months ended September 30, 2009 and increased approximately $143,000 or 19.5% for the nine months ended September 30, 2009, compared to the same periods in 2008. The quarterly decrease is a result of the completion of the SEC comment letter where final bills were incurred and paid in the second quarter. A significant portion of the year-to-date increase is due to legal proceedings expenses involving the Minneapolis club and the ICE and DOL audits. See Legal Proceedings under Part II, Item 1. Additional legal expenses were incurred in July 2009 for the sale of the Arizona property.
     Professional and consulting expenses include audit fees, directors’ fees, financial consulting, Sarbanes Oxley (“SOX”) consulting and income tax return preparation fees. These expenses increased by approximately $165,000 or 30.1% for the three months ended September 30, 2009. Significant expenses paid in the third quarter include consulting fees paid to technology consultants for software maintenance, financial report development, server and hardware installation and maintenance, and small amounts of lobbying and permit consulting expenses.
     Professional and consulting expenses for the nine months ended September 30, 2009 increased by approximately $345,000 or 24.3% compared to the same period in 2008. The larger transactions for the nine months ended September 30, 2009 included a payment of a real estate broker fee of approximately $27,000 for finding a tenant to share the building housing the Indianapolis club, SOX consulting expenses for the year to date of approximately $54,000, income tax preparation for the 2007 and 2008 federal and state income tax returns of approximately $123,000; an additional payment to the external auditors of approximately $78,000 for extra work performed on the 2008 audit; and payments to consultants of approximately $50,000 in the first two quarters related to the SEC comment letter. SOX compliance and documentation did not begin until the third quarter of 2008 and were incurred again in the same quarter in 2009. Tax preparation fees include federal, state and local municipality tax compliance for 2008 on eight partnerships and fifteen underlying corporate returns required in preparation of the consolidated corporate tax return filed in 2009.
     Advertising and marketing expenses decreased approximately $21,000 or 3.0% for the three months ended and almost $181,000 or 8.0% for the nine months ended September 30, 2009, compared to the same periods in 2008. In part, the decrease resulted from reduced marketing expenses at the club level. The Company’s use of mobile billboard trucks to advertise clubs in Dallas/Ft. Worth, East St. Louis and Denver is substantially cheaper than billboard signs. Marketing expenses were higher in the first half of 2008 because of the amortization of warrants issued for marketing services.
     Repairs and maintenance charges decreased approximately $41,000 or14.1% for the three months ended September 30, 2009, over the costs incurred in the three months ended September 30, 2008. However, they increased by approximately $87,000 or 11.5% for the nine months ended September 30, 2009 when compared to the same period in 2008. The clubs acquired in 2008 have now been repainted, furniture reupholstered and generally cleaned up as a part of the rebranding process under new ownership. Major roof, sewer and electrical repairs have been made in the older clubs in Minneapolis and St. Louis.
     Other general and administrative (“G&A”) expenses decreased by approximately $175,000 or 15.1% for the three months ended September 30, 2009 and increased approximately $423,000, or 13.1%, in the nine months ended September 30, 2009, compared to the same periods in 2008. The following chart shows the breakdown of the amounts for the larger account classifications for the three months and nine months ended September 30, 2009 and 2008, respectively.

	Quarter to Date				Year to Date
	September 30,
			Increases	%			Increases	%
Description	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
		(Restated)				(Restated)
Janitorial	$194,456	$199,741	$(5,285)	(2.65)%	$600,233	$543,051	$57,182	10.53%
Supplies	158,351	163,460	(5,109)	(3.13)%	494,126	470,602	23,524	0.05%
Security	72,650	85,447	(12,797)	(14.98)%	244,536	229,165	15,371	0.07%
Theft Loss	-	104,518	(104,518)	(100.00)%	-	104,518	(104,518)	(1.00)%
Automobile Expenses	63,325	73,616	(10,291)	(13.98)%	203,743	200,755	2,988	0.01%
IT/Internet Expenses	44,869	48,237	(3,368)	(6.98)%	142,056	118,466	23,590	0.20%
Cast Relations	29,139	80,182	(51,043)	(63.66)%	174,169	166,653	7,516	0.05%
Music	5,173	4,415	758	17.17%	85,691	64,204	21,487	0.33%
Telephones	60,433	59,780	653	1.09%	177,230	176,997	233	0.00%
Travel & Lodging	52,643	69,581	(16,938)	(24.34)%	207,907	211,695	(3,788)	(0.02)%
Education & Training	48,523	33,640	14,883	44.24%	124,999	113,327	11,672	0.10%
Laundry	35,218	38,253	(3,035)	(7.93)%	111,654	111,527	127	0.00%
Investor Relations	32,897	25,138	7,759	30.87%	104,548	71,573	32,975	0.46%
Memberships and Subscriptions	33,220	13,400	19,820	147.91%	96,333	46,232	50,101	1.08%
Office Expenses	93,295	113,973	(20,678)	(18.14)%	286,218	286,297	(79)	(0.00)%
Total other accounts with balances under $50,000	56,238	42,094	14,144	33.60%	591,911	307,740	284,171	0.92%

Total Other Expenses	$980,430	$1,155,475	$(175,045)	(15.15)%	$3,645,354	$3,222,802	$422,552	0.13%

Depreciation and Amortization
     Depreciation and amortization decreased approximately $29,000 or 6.3%, for the three months ended September 30, 2009 and increased by approximately $47,000 or 3.8% for the nine months ended September 30, 2009, compared to the same periods in 2008. The decrease for the quarter is attributable to the disposition of the Phoenix, Arizona property that through the course of time have been fully depreciated. The increase for the year-to-date is a result of asset additions.
Interest Expense
     Interest expense decreased by almost $162,000 or 16.2% for the three months ended September 30, 2009 and increased by $68,000, or 2.6% for the nine months ended September 30, 2009, compared to the same periods in 2008. The decrease in interest for the third quarter was result of principal pay-downs, the transfer of the Sacred Ground note and additional note payoffs.
Income Tax Expense — Current
     The current portion of income tax expense of approximately ($236,613), represents the portion of income taxes that are estimated to be payable for the nine months ended September 30, 2009, as compared to $1,452,000 for the nine months ended September 30, 2008. Current income tax decreased from the prior year primarily due to reduced income and increased tax credits.
Income Tax Expense — Deferred
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax expense for the nine months ended September 30, 2009 was approximately $486,000 higher than the same period in the prior year.
Net Income and Earnings Per Share
     Net income for the three months ended September 30, 2009 was approximately $795,000 or $0.05 per share less than the same period in 2008. Net income after non-controlling interests was approximately $2,443,000 for the nine months ended September 30, 2009 which is $0.08 per share less than the same period in 2008.
     The weighted average shares outstanding decreased by 584,413 shares or 3.2% for the three month ended September 30, 2009 and 396,768 shares or 2.2% for the nine month period ended September 30, 2009, when compared to the same periods in 2008. This change is primarily due to shares purchased and cancelled by the Company. The Company purchased a total of 148,975 shares of common stock for an aggregate purchase price of $329,162 for the nine months ended September 30, 2009. Colorado state law requires cancellation of treasury stock.
Liquidity
     The level of working capital for existing club operations does not materially fluctuate and is very predictable. We anticipate that the cash flow from our existing operations will be sufficient to fund our current level of operations for the next 12 months. The Company successfully negotiated a change in terms on our existing line of credit and term loan with Citywide Banks, extended the maturity date to August 15, 2011 and August 15, 2014 respectively. As of September 30, 2009, we have borrowing availability in the amount of $1,580,000 under our bank line of credit. We intend to use our cash flows for principal and interest payments on debt and capital expenditures in certain clubs and continued repairs and maintenance in other clubs.
     The Company has continued to focus on using free cash flow to reduce debt. Total debt at September 30, 2009 is approximately $3,352,000 lower than total debt at June 30, 2009 and $5,642,000 lower than the total debt balance at December 31, 2008. Year-to-date debt reduction includes a note payable assumed by the buyer of $1,771,854 resulting from the sale of the Arizona property. In August 2009, the Company renegotiated additional extensions on five promissory notes, extending maturity dates by a year. In all instances, the interest rates and principal amounts did not change, making the extension a modification of the note, not an extinguishment of the debt. These promissory notes have been reflected in the financial statements as long term debt. The Company’s weighted average borrowing cost is 8.59% at September 30, 2009, compared to 9.2% at December 31, 2008.
     As part of the revised terms negotiated with Citywide Banks, we no longer have a covenant requirement of a complete a principal pay-down to a zero balance at least one day every six months. The new covenants governing the loans require compliance of (1) pre-approval of acquisitions or indebtedness of equal to or in excess of $1,000,000, and (2) net cash flow-to-debt service ratio greater than or equal to 1.2 to 1.0, reported quarterly.
     Cash flow from operations was approximately $5,431,000 year-to-date, compared to $9,449,900 for the same periods in 2008. We have been able to satisfy our needs for working capital and capital expenditures through a combination of cash flow from club operations and debt. The Company expects that operations will continue with the realization of assets and payment of current liabilities in the normal course of business. We have no acquisitions planned in 2009, but always consider opportunities.
Working Capital
     At September 30, 2009 and December 31, 2008, the Company had cash of approximately $2,296,000 and $2,209,000, respectively, and total current assets of approximately $4,349,000 and $4,020,000 respectively. We had positive working capital where our current assets exceeded our current assets by approximately $66,000 at September 30, 2009, compared to negative working capital of $3,108,000 at December 31, 2008. The Company anticipates meeting any working capital and debt service requirements with cash flow from operations and funding as needed from existing debt and the line of credit. Working capital changed because of many of the current notes were renegotiated with new maturity dates beyond one year.
Capital Resources
     The Company had equity of approximately $29,905,000 on September 30, 2009 and approximately $28,387,000 at December 31, 2008. The increase was primarily the result of income earned during the first nine months of 2009 of approximately $2,048,000. Non-controlling interests in consolidated partnerships totaled approximately $3,575,000 at September 30, 2009 and $3,560,000 at September 30, 2008.
     The major non-cash activity in the first nine months of 2009 was the amortization of loan fees of approximately $175,000 and stock based compensation expense of $233,000. Deferred income tax for the nine months ended September 30, 2009 was almost $1,026,000, an increase of only $33,000 as compared to the nine months ended September 30, 2008. Compounded and unpaid interest on long-term debt was $132,000 for the nine months ended September 30, 2009.
     Net cash used by investing activities for the nine months ended September 30, 2009 was approximately $349,000, compared to net cash used by investing activities of $11,916,000 for the same period in 2008. The largest use of cash was for the purchase of fixed assets of approximately $602,000 for the nine months ended September 30, 2009, compared to approximately $1,269,000 for the same period in 2008. The Company anticipates spending approximately $1,200,000 in capital expenditures over the next twelve months, including $550,000 for the installation of the POS system, $400,000 for the remodel of the club located in Anaheim, California and approximately $250,000 for structural roof replacements and other major club equipment replacement.

     Net cash used by financing activities for the nine months ended September 30, 2009 was approximately $4,995,000. New debt proceeds of $1,185,000 in the nine months ended September 30, 2009 were used to repurchase company stock for about $777,000, paid off capital leases of $19,111 and, supplemented by cash provided from operations, paid down principal on debt of approximately $4,535,000.
     We have determined that should current economic conditions continue to decline affecting current revenues, there is potential for an additional impairment adjustment to intangible assets at the next impairment test date of December 31, 2009.
     The following table reconciles net income to EBITDA (“Earnings Before Interest, Taxes, Depreciation and Amortization”) for the three months and nine months ended September 30, 2009 compared to the same periods in 2008. EBITDA is a non-GAAP calculation used by our investors to measure operating results. EBITDA data is included because the Company understands that investors consider such information as an additional basis on evaluating our ability to pay interest, repay debt and make capital expenditures. VCG’s management uses EBITDA as one method of tracking club and Company performance. Management cautions that this EBITDA calculation may not be comparable to similarly titled calculations reported by other companies. Because it is non-GAAP, EBITDA should not be considered as an alternative to operating or net income in measuring company results.

	Three Months Ended		Nine Months Ended
	September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Net Income	$632,227	$1,822,628	$2,047,683	$4,774,001
Add back:
Depreciation	419,478	446,352	1,270,503	1,223,746
Amortization of non-compete agreements	4,259	5,959	12,776	12,654
Amortization of leasehold rights and liabilities, net	(48,606)	(45,929)	(147,588)	(145,000)
Amortization of loan fees	52,620	79,071	174,523	226,000
Interest expense	785,343	921,260	2,507,243	2,387,963
Total income tax expense	344,000	907,764	1,242,000	2,444,726

EBITDA before non-cash impairment charges	$2,189,321	$4,137,105	$7,107,140	$10,924,090
Add back:
Total non-cash impairment charges	$-	$-	$268,000	$-

EBITDA excluding non-cash impairment charges	$2,189,321	$4,137,105	$7,375,140	$10,924,090

Total revenue	$13,888,928	$15,230,912	$41,622,649	$43,163,492
EBITDA as a percentage of revenue	15.8%	27.2%	17.1%	25.3%
     Another non-GAAP financial measurement used by the investment community is free cash flow. The following table calculates free cash flow for the Company for the three months and nine months ended September 30, 2009 compared to the same period in 2008. Company management uses free cash flow calculations as one method of cash management to anticipate available cash, but cautions investors that this free cash flow calculation may not be comparable to similarly titled calculations reported by other companies. Because this is non-GAAP, free cash flow should not be considered as an alternative to the consolidated statement of cash flows.

	Three Months Ended		Nine Months Ended
	September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
EBITDA	$2,189,321	$4,137,105	$7,375,140	$10,924,090
Less:
Interest Expense	785,343	921,260	2,507,243	2,387,963
Non-controlling interests	162,843	132,239	394,842	361,243
Current income tax	(86,289)	506,865	86,954	1,452,090
Capital expenditures	121,941	58,703	602,111	1,268,549

Free Cash Flow	$1,205,483	$2,518,038	$3,783,990	$5,454,245

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable.
Item 4T. Controls and Procedures.
     As of September 30, 2009, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations regarding the effectiveness of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the registrant management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
     The Company had previously concluded that a material weakness in the Company’s internal control over financial reporting existed as of December 31, 2007, as reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008. This weakness was reported in the Form 10-K/A as follows:
•	The Company lacked a sufficient number of accounting personnel with appropriate knowledge of generally accepted accounting principles to handle the acquisition growth of the Company. As a result, the input and categorization of certain entries required extensive review to assure accuracy and the December 31, 2007 year-end financial statements submitted to the SEC had to be restated.

•	Turnover in key accounting positions decreased the likelihood that these errors would have been detected in the ordinary monitoring of reconciliation procedures.

•	The Company failed to maintain effective financial reporting controls in certain areas, including general ledger journal entries, which were not always reviewed prior to entry.
     Since that report, remediation of these material weaknesses have included:
•	Hiring additional accounting personnel with experience and training to produce accurate financial data and with the intent to limit turnover; and

•	Engaging the services of technical third party consultants to advise management on technical financial and reporting matters.
     Because of the remediation of the material weaknesses described in the preceding paragraph, management believes that as of September 30, 2009, the Company’s internal control over financial reporting is effective based on the completion of these remediation tasks.
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
     Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration on June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale filed a Motion to Stay Arbitration which was granted in part and denied in part, with the Court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to its contract. The arbitration was originally scheduled for late October 2009, however due to illness of one of the principals of the claimant, the arbitration has been adjourned without a new date set. The Company has not accrued anything relating to the settlement of this litigation; however the outcome of this dispute cannot be predicted.
Zajkowski, et. al. vs VCG and Classic Affairs Litigation
     In December 2007, a former employee of VCG’s subsidiary Classic Affairs, Eric Zajkowski, filed a lawsuit in Hennepin County District Court, Minneapolis, Minnesota against VCG following his termination from employment alleging that, in connection with his employment, he was subject to certain employment practices which violated Minnesota law. The initial action and subsequent pleading asserted that the matter was filed as a purported class action. Subsequent to the filing of Zajkowski’s Complaint, Zajkowski moved to amend his Complaint to name additional Plaintiffs and later, to name Classic Affairs as a party defendant. VCG and Classic Affairs have answered this complaint denying all liability. Classic Affairs has also filed a Counter-Complaint against Mr. Zajkowski based upon matters relating to his termination from employment with Classic Affairs.
     In December 2008 and early January 2009, the parties filed cross-motions for Summary Judgment and Zajkowski filed a Motion for Class Certification. Following the motions, the Court issued a series of rulings on those Motions. In these rulings, the Court has dismissed VCG as a party Defendant — having determined that VCG is not directly liable to Zajkowski or the other Plaintiffs on their claims. The Court granted Summary Judgment to Zajkowski as to one issue, but did not determine the scope or extent, if any, of the alleged damages, ruling this issue, like the others, are questions for a jury, and the Court dismissed two other claims asserted by Zajkowski. In all other respects, the Court has denied the parties respective Summary Judgment motions.
     On July 21, 2009, the Court denied Zajkowski’s and the other Plaintiffs’ Motion for Class Certification. Zajkowski appealed that decision to the Minnesota Court of Appeals and on September 22, 2009, the Court of Appeals denied Plaintiffs request for discretionary review. Plaintiffs have indicated that they do not intend to seek leave to appeal from the Minnesota Supreme Court.
     The parties have scheduled mediation for November 2009 and if mediation is unable to settle this case, trial is scheduled to begin in late January 2010.
Texas Patron Tax Litigation
     Beginning January 1, 2008, VCG’s Texas clubs became subject to a new state law requiring the Company to collect a $5 surcharge for every club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the fee is an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the U.S. Constitution and, therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. When cities or the State of Texas give notice of appeal, the State supersedes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed. During the suspension of the judgment, the State of Texas has opted to collect the tax pending the appeal. The Company has paid, under protest approximately $203,000 for the year ended December 31, 2008 and $195,508 for the nine months ended September 30, 2009. VCG has a total of approximately $401,285 on deposit, under protest, with the State of Texas. The Company has filed a lawsuit to demand repayment of the paid taxes. On June 5,

2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business (“S.O.B.”) Fee violated the First Amendment to the U.S. Constitution. The Attorney General of Texas has asked the Texas Supreme Court to review the case. No mandate will be issued until the Supreme Court of Texas either refuses the review or takes and decides the case. All parties are waiting on the decision of the Supreme Court of Texas either to grant review or not. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits, while not yet deciding whether to grant the State’s Petition for review. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009.
     At the end of the Texas legislative session in June 2009, no amendments to the S.O.B. fee or a substitute Bill to replace the patron tax were approved. The legislative session ended terminating the efforts to change the challenged statute, which remains in effect. All tax protest suits also remain pending.
     On the advice of Texas counsel, the Company has continued to pay the tax amounts under protest. The table below shows the amounts paid and expensed for the three months and nine months ended September 30, 2009 and 2008.

Three Months Ended		Nine Months Ended
September 30,
2009	2008	2009	2008
$61,008	$82,810	$195,508	$121,145

Department of Labor and Immigration and Customs Enforcement Reviews
     In October 2008, PT’s® Showclub in Louisville, KY was required to conduct a self-audit of employee payroll by the U.S. Department of Labor (“DOL”). After an extensive self-audit, it was determined that (a) the Club incorrectly paid some employees for hours worked and minimum wage amounts and (b) the Club incorrectly charged minimum wage employees for their uniforms. As a result, the DOL required that the Club issue back pay and refund uniform expenses to qualified employees at a total cost of $14,439. In addition, as a result of the Kentucky audit, all other clubs and our corporate office have been placed under a nationwide DOL audit. All clubs have completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. No amounts have been accrued related to this audit.
     On June 30, 2009, PT’s® Showclub in Portland, Maine was served a subpoena by Immigration and Customs Enforcement (“ICE”) requesting documents to conduct an I-9 audit. ICE requested all original I-9’s for both current and past employees from September 14, 2007 to present. ICE is conducting the audit to ensure proper use of the I-9 form ensuring the Club is verifying employees’ right to work in the United States. The Club complied with the subpoena submitting all requested documents between July 7, 2009 and July 16, 2009. As of November 12, 2009, ICE is still reviewing the requested documents. This matter is still in its investigatory stage and no determination has been made. No amounts have been accrued related to this audit.
Internal Revenue Service
     The IRS audited PT’s® Showclub in Denver for the years 2006, 2007 and 2008 to determine tip reporting compliance. Every business where tipping is customary must report annually on Form 8027 the total sales from food and beverage operations, charge sales, total tips reported and charge tips reported. The audit was based upon this Form to determine compliance with Section 3121(q) of the Internal Revenue Code, as amended.
     The audit was conducted by an examining officer in Denver in August and September 2009. The audit focused on the data reported on Form 8027 and related underlying documentation.
     The audit resulted in a determination that tips were under-reported in the three years examined. The tax assessed as a result of this under-reporting was $61,500. Penalties and interest were not assessed. The IRS auditor indicated that all other clubs would be audited and recommended that a Point of Sale (“POS”) system should be installed in every club to ensure compliance with IRS regulations. After completing test audits on all clubs using the same procedures followed by the IRS, an additional accrual of $385,500 in estimated taxes was recorded to cover the estimated liability.
     The clubs are involved in various other legal proceedings that arise in the ordinary course of business. Management believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.

Item 1A. Risk Factors.
     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 and during the quarter ended September 30, 2009.
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
     During the quarter ended September 30, 2009, the Company repurchased an aggregate of 148,975 shares of Common Stock for an aggregate purchase price of $329,162. As a result, as of September 30, 2009, up to 832,875 shares of Common Stock or shares of Common Stock with an aggregate purchase price of approximately $8,212,329 (whichever is less) remain available for repurchase under the Repurchase Program.
     The following table provides additional information about the Company’s purchases under the Repurchase Program for the quarter ended September 30, 2009:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of	Yet Be
	Total Number of		Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
Period	Purchased(1)	Paid per Share	or Programs(1)	Programs

July 1 to 31, 2009	27,457	$2.21	27,457	954,393 shares or $8,480,641
August 1 to 31, 2009	66,149	$2.23	66,149	888,244 shares or $8,333,023
September 1 to 30, 2009	55,369 (2)	$2.17	55,369	832,875 shares or $8,212,329

Total	148,975	$2.20	148,975	832,875 shares or $8,212,329

(1)	Unless noted, the Company made all repurchases in the open market.

(2)	Of these repurchases, the Company purchased 143,975 shares of common stock in the open market and 5,000 shares of common stock in a private transaction.
     Subsequent to September 30, 2009, the Company repurchased an additional 45,154 shares of Common Stock for an aggregate purchase price of $92,296.
     On November 3, 2009, the Company’s Board of Directors terminated the stock repurchase program approved on July 26, 2007, to allow the Company to evaluate the Proposal.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.

     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
10.93	Promissory Note (Replacement Note), dated August 15, 2009, between VCG Holding Corp. and Lowrie Management LLLP and Citywide Banks (1)

10.94	Business Loan Agreement (Replacement Note), dated August 15, 2009, between VCG Holding Corp. and Lowrie Management LLLP and Citywide Banks (1)

10.95	Change In Terms Agreement (Original Line of Credit), dated August 15, 2009, between VCG Holding Corp. and Lowrie Management LLLP and Citywide Banks (1)

10.96	Business Loan Agreement (Original Line of Credit), dated August 15, 2009, between VCG Holding Corp. and Lowrie Management LLLP and Citywide Banks (1)

31.1	Certification of Chief Executive Officer of VCG Holding Corp., pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer of VCG Holding Corp., in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (2)

32.2	Certification of Chief Financial and Accounting Officer of VCG Holding Corp., in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (2)

(1)	Filed herewith.

(2)	Furnished.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VCG HOLDING CORP.
Date: November 12, 2009	By:	/s/ Troy Lowrie
Troy Lowrie
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2009	By:	/s/ Courtney Cowgill
Courtney Cowgill
Chief Financial and Accounting Officer