Form 10-K
period 2009-12-31
VCG HOLDING CORP
filed 2010-03-15
CIK 1172852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One):
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32208

VCG HOLDING CORP.
(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1157022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 Union Boulevard, Suite 540, Lakewood, CO (Address of principal executive offices)	80228 (Zip Code)

Registrant’s telephone number, including area code:
(303) 934-2424

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, $.0001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405) of this chapter) during the preceding 12 months (or for such shorter period)  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 30, 2009, was $25,955,857 (computed by reference to the average sale price as reported on the NASDAQ Global Market). As of March 12, 2010, there were 17,310,723 shares of the registrant’s Common Stock, par value of $.0001 per share, outstanding.

VCG HOLDING CORP.

FORM 10-K

PART I

Forward-Looking Statement Disclaimer

In this report, references to “VCG Holding Corp,” “VCG”, the “Company,” “we,” “us,” and “our” refer to VCG Holding Corp. and its subsidiaries.

This Annual Report on Form 10-K contains certain forward-looking statements and, for this purpose, any statements contained herein that are not statements of historical fact are intended to be “forward-looking statements” with the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “continue,” or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited, to, costs and liabilities associated with the proposed going private transaction and associated litigation and the proposed merger transaction, our inability to retain employees and members of management due to uncertainty about our future direction due to the proposed merger transaction, costs and liabilities associated with our inability to successfully close the proposed merger transaction or any other similar transaction, the possibility that we may be prohibited from closing the proposed merger transaction or forced to rescind it if it has been consummated and pay damages as a result of litigation, diversion of management’s attention caused by the proposed merger transaction and associated litigation, our limited operating history making our future operating results difficult to predict, the availability of, and costs associated with, potential sources of financing, disruptions in the credit markets, economic conditions generally and in the geographical markets in which we may participate, our inability to manage growth, difficulties associated with integrating acquired businesses into our operations, geographic market concentration, legislation and government regulations affecting us and our industry, competition within our industry, our failure to promote our brands, our failure to protect our brands, the loss of senior management and key personnel, potential conflicts of interest between us and Troy Lowrie, our Chairman of the Board and Chief Executive Officer (“CEO”), our failure to comply with licensing requirements applicable to our business, liability from unsanctioned, unlawful conduct at our nightclubs, the negative perception of our industry, the failure of our business strategy to generate sufficient revenues, liability from uninsured risks or risks not covered by insurance proceeds, claims for indemnification from officers and Directors, deterrence of a change of control because of our ability to issue securities or from the severance payment terms of certain employment agreements with senior management, our failure to meet the NASDAQ continued listing requirements, the failure of securities analysts to cover our common stock, our failure to comply with securities laws when issuing securities, our common stock being a penny stock, our intention not to pay dividends on our common stock, our future issuance of common stock depressing the sale price of our common stock or diluting existing stockholders, the limited trading market for, and volatile price of, our common stock, and our inability to comply with rules and regulations applicable to public companies.

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

Business

We operate the following nightclubs:

Name of Club	Date Acquired	Club Type

PT’s® Showclub in Indianapolis, Indiana	2002	B
PT’s® Brooklyn in Brooklyn, Illinois	2002	B
PT’s® All Nude in Denver, Colorado	2004	C
The Penthouse Club® in Glendale, Colorado	2004	A
Diamond Cabaret® in Denver, Colorado	2004	A
PT’s® Appaloosa in Colorado Springs, Colorado	October 2006	B
PT’s® Showclub in Denver, Colorado	December 2006	B
PT’s® Showclub in Louisville, Kentucky	January 2007	B
Roxy’s in Brooklyn, Illinois	February 2007	B
PT’s® Showclub in Centreville, Illinois	February 2007	B
PT’s® Sports Cabaret in Sauget, Illinois	March 2007	B
The Penthouse Club® in Sauget, Illinois	March 2007	A
The Men’s Club® in Raleigh, North Carolina	April 2007	A
Schiek’s Palace Royale in Minneapolis, Minnesota	May 2007	A
PT’s® Showclub in Portland, Maine	September 2007	B
Jaguar’s Gold Club in Ft. Worth, Texas (“Golden”)	September 2007	C
PT’s® Showclub in Hialeah, Florida	October 2007	B
La Boheme Gentlemen’s Club in Denver, Colorado	December 2007	B
Jaguar’s Gold Club in Dallas, Texas (“Manana”)	April 2008	C
Imperial Showgirls Gentlemen’s Club in Anaheim, California	July 2008	C

The Company classifies its clubs into three tiers called A, B, and C clubs. Type “A” club characteristics include larger facilities with a variety of entertainment and performers. “A” clubs include a restaurant with an onsite chef preparer. Furthermore, “A” type clubs offer high-label cigars, VIP facilities, and specialty suites. Type “B” clubs have smaller facilities. Food service is limited or not provided, but the facility serves alcohol. These clubs are a topless format. Type “C” clubs do not provide alcoholic beverages, except for Texas locations that follow the “Bring Your Own Bottle” (“B.Y.O.B”) format. These clubs are “all-nude.”

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

In June 2002, the Company formed VCG Real Estate Holdings, Inc. (“VCG-RE”), a wholly owned subsidiary that currently owns the land and buildings of two of our nightclubs. On July 31, 2009, VCG-RE sold another piece of the real property located in Phoenix, Arizona to Black Canyon Highway LLC, a Texas limited liability company. As of December 31, 2009, VCG-RE owns both the real property on which PT’s® Showclub in Indianapolis, IN and PT’s® Brooklyn in Brooklyn, IL are located.

The Company has one reportable segment. Our clubs are distinguished by the following features:

•	Facilities — Our club facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. The facilities have state of the art sound systems, lighting and professional stage design. Our clubs maintain an upscale level of décor and furnishings to create a professional appearance. Three of our clubs offer VIP rooms. Our VIP rooms are open to individuals who purchase annual memberships. They offer a higher level of service and are elegantly appointed and spacious.

•	Professional On-Site Management — Our clubs are managed by persons who are experienced in the restaurant and/or hospitality industry. The managers for the clubs are responsible for maintaining a quality and professionally run club. At a higher level, our Area Directors oversee the management of several clubs within a specified geographical area. The Company currently has 12 Area Directors who have collectively 18 to 26 years of experience in the industry.

•	Food and Beverage Operations — Many of our clubs offer a first-class bar and food service. Five of our clubs offer a full service restaurant that provides customers with exceptional food, service and luxury. At most locations, we provide a selective variety of food including, but not limited to, hot and cold appetizers, pizza, and other limited food choices. Some of our club operations do not have liquor licenses. Those of our clubs that carry B.Y.O.B. permits sell non-alcoholic beverages. Experienced chef and bar managers are responsible for training, supervising, staffing, and operating the food and beverage operations at each club.

•	Entertainment — Our clubs provide a high standard of attractive, talented, and courteous female and male performers and servers. We maintain the highest standards for appearance, attitude, demeanor, dress, and personality. The entertainment encourages repeat visits and increases the average length of a patron’s stay. Performers who work at our clubs are experienced entertainers.

Working Capital

We have historically reported negative working capital, where current liabilities exceed current assets. This is consistent with other businesses in our industry who report a working capital deficit, which increases net cash provided by operating activities. This is because we receive immediate cash payment for sales, while inventories, accrued expenses, and other current liabilities normally carry longer payment terms.

Advertising and Promotion

Our ability to attract patrons to a nightclub for the first time is critical to a nightclub’s success. Promotions, advertising, and special offers are the typical means to market a nightclub. We use a variety of highly targeted methods to reach our customers including local radio, billboard trucks, internet, newspaper and magazine ads, and professional sporting events.

We extensively utilize a marketing program developed by IEC. Our nightclubs are marketed as a safe and upscale environment for adult entertainment. The marketing strategy is to attract new customers, increase the frequency of visits by existing customers, and establish a higher level of name recognition. The target market is the business-convention traveler, local professionals, and business people. In addition, IEC conducts various promotional activities throughout the year to keep the nightclubs’ names before the public. In order to be good corporate citizens, the nightclubs actively sponsor and participate in local charitable events and make contributions to local charities.

Compliance Policies and Controls

IEC has developed comprehensive policies aimed at ensuring that the operation of each nightclub is conducted in conformance with local, state, and federal laws and they are designed to assure our clients a quality and enjoyable experience. We have a “no tolerance” policy on illegal drug use in or around the facilities. We continually monitor the actions of entertainers, employees, and customers to ensure that proper behavior standards are met.

We believe that operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. IEC has also developed and implemented internal operating and accounting controls to track cash, credit card transactions, and food and beverage inventory. We have installed an Aloha point of sale system, including restaurant fraud tracking software, in all our clubs. These controls also help to maintain the accuracy of our operating and accounting records. IEC has developed other special software programs to capture operating information and generate reports for efficient management and control of the nightclubs. We review all revenue information on a daily basis by club.

Patents, Trademarks, Licenses and Royalty Agreements

Under the terms of a 2005 Licensing Agreement and in consideration of royalty payments to General Media Communications, Inc., Penthouse granted us a five-year non-exclusive license, renewable in five years, for the use of the registered trademarks “Penthouse”, “Pet of the Month”, “Pet of the Year”, “Three-Key Logo” and “One-Key Logo” in our nightclub operations in Denver, Colorado and St. Louis, Illinois. The royalty payments are based on a percentage of revenue. We also have permission to use the name “Jaguar’s Gold Club” for our nightclubs located in Dallas and Ft. Worth, Texas without a fee.

The “Diamond Cabaret®” name and “PT’s®” name and logo are trademarks registered with the U.S. Patent and Trademark Office. We have an indefinite license from Club Licensing, LLC, which is controlled and majority-owned by Troy Lowrie, who is a significant stockholder and our Chairman of the Board and CEO, to use the “PT’s®” trademark for a fee. Roxy’s is a service mark registered with the state of Illinois also owned by Club Licensing, LLC. The fee was established in 2006 and approved by the independent members of our Board of Directors (“Board”). The licensing fee amount has not changed for several years. The Men’s Club® has a annually renewable license from the Texas Richmond Corporation.

Some of our nightclubs operate under owned trade names as opposed to licensed registered trademarks. The Company has three nightclubs that own trade names, which are used to market the nightclubs, set forth in the table below.

Club Ownership	Trade Name

Classic Affairs, Inc.	Schieks Palace Royale
VCG-IS, LLC	Imperial Showgirls Gentlemen’s Club
Stout Restaurant Concepts, Inc.	La Boheme Gentlemen’s Cabaret

The Company does not pay royalties for the use of the owned trade names on its own products and services. The trade names are valuable in the operation of the nightclubs and their dealings with customers. We have valued the three trade names using the “income approach”. The income approach is based on the premise that free cash flow is a more valid criterion for measuring value than “book” or accounting profits. The after-tax nightclub free cash flows were discounted back to their net present value at an appropriate intangible rate of return to estimate the fair value of the trade names. All trade names have indefinite lives based on management’s expectations that we will continue using the trade names in the future.

Our nightclubs hold several licenses (including liquor, dance, and cabaret licenses) that are essential to the operation of our business. Dance or cabaret licenses are not salable, yet they can be transferred if a nightclub is transferred with approval. We estimated the fair value of cabaret licenses by using a variation of the income approach called the excess earnings method. This approach measures the present worth and anticipated future benefits of the license. The appropriate expenses were deducted from the sales attributable to the licenses and economic rents were charged for the use of other contributory assets. Economic rents are charges in the form of an expense to account for the assets’ reliance on other tangible and intangible assets in order to generate sales. The nightclub after-tax cash flows attributable to the assets were discounted back to their net present value at an appropriate intangible asset rate of return and summed to indicate a value for the licenses. All licenses have indefinite lives based on management’s expectations that we will continue using the licenses in the future.

Seasonality

We do not consider our business to be seasonal; however, severe winter weather can limit customers from visiting our nightclubs.

Customers

The business of the Company taken as a whole, or any individual club, is not dependent upon any single customer or a few customers.

Competition

The adult nightclub entertainment business is highly competitive with respect to price, location and quality of the facility, entertainment, service, and food and beverages. Due to the highly fragmented nature of the adult nightclub industry, exact industry details are sparse about the actual number of operating nightclubs in the United States. However, various sources state that there are approximately 3,000 to 4,000 adult nightclubs in the United States with no clear industry leader. We have many competitors in the metropolitan areas in which we are located and/or intend to expand. Our current nightclubs compete with locally owned nightclub owners. Three of our locations compete with nightclubs owned by Rick’s Cabaret International, Inc. (“Ricks”). Changes in customer preferences, economic conditions, demographic trends, and the location, number of, and quality of competing nightclubs could adversely affect our business, as could a shortage of experienced local management and hourly employees. We believe that our nightclubs enjoy a high level of repeat business and customer loyalty due to our upscale restaurant atmosphere, food quality, premium entertainment, perceived price-value relationship, and efficient service. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

Government Regulations

Our business is regulated by zoning, local and state liquor licensing, and local ordinances. Also, we are subject to state and federal time, place, and manner free speech restrictions. In the states in which we currently operate, state liquor licenses renew annually and are considered to be a “privileged” license that could be subject to suspension or revocation. The adult entertainment provided by our nightclubs has elements of free speech and expression and therefore, has some protection under the First Amendment to the U.S. Constitution. However, the protection is limited to expression, and not conduct. In addition to various regulatory requirements affecting the sale of alcoholic beverages in many cities where we operate, the location of a topless cabaret is subject to restriction by city ordinance. These ordinances affect the locations in which sexually oriented businesses may be operated by typically requiring minimum distances to schools, churches, and other sexually oriented businesses and containing restrictions based on the percentage of residences within the immediate vicinity of the sexually oriented business. The granting of a sexually oriented business permit is not subject to discretion; such a business permit must be granted if the proposed operation satisfies the requirements of the applicable ordinance.

In all states where we operate, management believes that we comply with applicable laws, regulations, and ordinances governing the sale of alcohol and the operation of sexually oriented businesses. While our nightclubs are generally well established in their respective markets, there can be no assurance that local, state, and/or federal licensing and other regulations will permit our nightclubs to remain in operation or be profitable in the future.

Employees and Independent Contractors

As of March 11, 2010, we had approximately 925 employees, of which 135 were full-time management employees including corporate and administrative operations, and approximately 790 who were engaged in entertainment, food, and beverage service, including bartenders and waitresses. None of our employees are represented by a union nor have we ever suffered a work stoppage. Our entertainers in Minneapolis, Minnesota act as commissioned employees. As of March 11, 2010, we had independent contractor relationships with approximately 2,000 entertainers in other states, who are self-employed and perform at our locations on a non-exclusive basis. Independent contractors/entertainers pay a fee to the nightclub to perform.

Potential Sale of the Company

As previously reported on the Company’s Current Reports on Form 8-K (filed with the Securities and Exchange Commission (“SEC”) on November 4, 2009, November 19, 2009, November 25, 2009, December 7, 2009 and December 17, 2009), on November 3, 2009, the Company received a non-binding letter of intent (the

“Proposal”) from the Company’s Chairman and CEO, Troy Lowrie, Lowrie Management, LLLP, an entity controlled by Mr. Lowrie, and certain other unidentified investors (collectively, the “Lowrie Investors”), to acquire all of the outstanding common stock of the Company for $2.10 per share in cash (the “Going Private Transaction”). The Proposal contemplated that the Company would no longer be a public reporting or trading company following the closing of the Going Private Transaction. In response to the Proposal, the Board formed a Special Committee consisting solely of directors who are independent under the NASDAQ Global Market (“NASDAQ”) independence rules to review and evaluate the Proposal. The Special Committee was formed in order to properly and fairly represent the best interests of the Company’s shareholders in a full and diligent evaluation of the Proposal and any alternatives thereto in order to maximize shareholder value. The members of the Special Committee are George Sawicki, Kenton Sieckman and Carolyn Romero. The Special Committee retained a financial advisor and independent legal counsel to assist the Special Committee in its evaluation of the Proposal and alternatives thereto. On December 16, 2009, the Special Committee informed the Lowrie Investors that it had determined, with input from its advisors, that the terms of the Proposal were currently inadequate, and the Special Committee directed its financial advisors to contact any parties that had either previously expressed an interest or might potentially be interested in pursuing a transaction with the Company.

In connection with the Proposal, the Company has been served with three complaints (the “Complaints”) filed by various plaintiffs, alleging that they bring purported derivative and class action lawsuits against the Company and each of the individual members of the Board on behalf of themselves and all others similarly situated and derivatively on behalf of the Company, which previously have been reported in the Company’s Current Reports on Form 8-K (filed with the SEC on November 19, 2009, November 24, 2009 and December 7, 2009). The Complaints allege, among other things, that the consideration in the Proposal is inadequate, that Mr. Lowrie has conflicts of interest with respect to the Proposal and that in connection with the Board’s evaluation of the Proposal, the individual defendants have breached their fiduciary duties under Colorado law. The Complaints seek, among other things, certification of the individual plaintiffs as a class representative, either an injunction enjoining the defendants from consummating or closing the Going Private Transaction, or if the Going Private Transaction is consummated, rescission of the Going Private Transaction, an injunction directing the Board members to comply with their fiduciary duties, an award of damages in an amount to be determined at trial, an accounting to the Plaintiffs and the class for alleged damages suffered or to be suffered based on the conduct described in the Complaint, an award of reasonable attorneys’ and experts’ fees, and such other relief the court deems just and proper. As of the date hereof, the Company believes that the allegations set forth in the Complaints are baseless and the Company intends to vigorously defend itself in the lawsuits.

As reported on the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010, the Company, Rick’s, Mr. Lowrie, and Lowrie Management, LLLP (collectively with Mr. Lowrie, “Lowrie”), entered into a non-binding (except as to certain provisions, including exclusivity and confidentiality) letter of intent (the “Letter of Intent”). Pursuant to the Letter of Intent, Rick’s agreed to acquire all of the outstanding shares of common stock of the Company and the Company will merge with and into Rick’s or a wholly-owned subsidiary of Rick’s (the “Merger”). In the event the Merger is consummated, the Company will become a subsidiary of Rick’s and the Company’s shareholders will become shareholders of Rick’s. The parties intend that the Merger will be structured to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended.

Pursuant to the Letter of Intent, the Company’s shareholders will receive shares of common stock of Rick’s in exchange for their shares of the Company’s common stock based on an exchange ratio that values each share of the Company’s common stock between $2.20 and $3.80 per share. The applicable exchange ratio will be determined based on the weighted average closing price of Rick’s common stock on NASDAQ for the 20 consecutive trading days ending on the second trading day prior to the closing of the Merger. In the event the price per share of Rick’s common stock as determined by this formula is below $8.00, Rick’s may terminate the Merger agreement, subject to the payment to the Company of a termination fee to be negotiated by the parties in connection with the preparation of the Merger agreement. As of February 16, 2010 (assuming the Merger were to close on such date and the weighted average closing price per share of Rick’s common stock for the 20 consecutive trading days ending on February 11, 2010 was equal to the closing price of Rick’s common stock on February 11, 2010 of $11.76 per share), the value of each share of the Company’s common stock under this formula would be $2.66 per share.

Contemporaneously with the closing of the Merger, Rick’s has agreed to acquire 5,770,197 shares of the Company’s common stock held by Lowrie and its affiliates (the “Lowrie Common Stock”) for cash in an amount equal to the lesser of $2.44 per share or the per share value of the common stock received by the Company’s shareholders in the Merger. At Lowrie’s election, Lowrie may receive Rick’s common stock, at the same exchange ratio received by the Company’s shareholders in the Merger, for up to 30% of the Lowrie Common Stock. In addition, Mr. Lowrie will (i) refinance (at a lower interest rate) and continue to carry a $5.7 million note from the Company (as acquired by Rick’s), (ii) continue to personally guarantee certain Company obligations in exchange for a to-be-determined fair market value cash payment for such guarantees, (iii) sell to Rick’s the outstanding capital stock of Club Licensing, Inc., a wholly-owned subsidiary of Lowrie Management, LLLP that owns the trademarks “Diamond Cabaret” and “PT’s,” (the “Trademarks”), and (iv) enter into a three-year consulting agreement with Rick’s (collectively, the “Lowrie Transactions”). In exchange for the Lowrie Transactions, Lowrie will receive the following: (a) a to-be-determined amount equal to the fair market value of the restructuring of the $5.7 million note and continued personal guarantees (currently estimated to be $2 million); (b) a to-be-determined amount equal to the fair market value of the Trademarks (currently estimated to be $5 million); and (c) payment of $1.0 million over three years and a monthly expense allowance equal to $1,500 under the consulting agreement. Assuming Lowrie elects to be paid solely in cash at a price of $2.44 per share of the Company’s common stock and the fair market value of the Lowrie Transactions is as set forth above (totaling $7.0 million), Lowrie will receive aggregate payments of approximately $26.8 million (which amount includes the restructuring of the existing $5.7 million note held by Mr. Lowrie and excludes payments under the consulting agreement) in connection with the Merger, of which approximately $16.8 million will be payable in cash at the closing of the Merger and $10.0 million will be payable pursuant to a four-year promissory note from Rick’s bearing interest at 8.0% per annum.

The Letter of Intent provided for a binding exclusivity period through March 12, 2010, which the parties have extended to March 31, 2010, during which time the Company has agreed, on behalf of itself and its representatives, to negotiate exclusively with Rick’s and has further agreed not to solicit any offer or engage in any negotiations other than with Rick’s for the merger, sale of the business or assets of the Company or tender or exchange offer for the Company’s common stock. In the event the Company receives an unsolicited offer that is superior to the terms of the Merger (a “Superior Proposal”) and Rick’s does not amend its offer within five business days of the date on which it receives notice of such Superior Proposal to be superior to the Superior Proposal, then the Company may terminate the Letter of Intent. If the Company terminates the Letter of Intent due to its receipt of a Superior Proposal, it has agreed to reimburse Rick’s for its out-of-pocket expenses and fees incurred in evaluating and negotiating the Merger in an amount not to exceed $250,000 in the aggregate. If a definitive Merger agreement is not entered into by March 31, 2010, the Letter of Intent will automatically terminate, unless further extended by the parties.

The Merger agreement is expected to contain customary representations and warranties including the absence of a material adverse change in the business of Rick’s and the Company prior to closing and other customary closing conditions, including but not limited to, the receipt of material consents, the approval of the Merger by the shareholders of Rick’s and the Company and the effectiveness of a registration statement containing a joint proxy statement/prospectus filed with the SEC on Form S-4 to be filed by Rick’s, which, among other things, registers the shares of common stock to be issued to the Company’s shareholders in the Merger. There can be no assurance that the Company, Rick’s and Lowrie will enter into a definitive Merger agreement, that the entry into a definitive Merger agreement, if any, will result in the closing of any transaction or that the terms of any definitive Merger documents will reflect the terms of the proposed Merger as outlined in the Letter of Intent. See the discussion under the heading, “Risk Factors.”

Available Information

The Company’s website is www.vcgh.com. The Company’s periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through its website. The Company will continue to post its periodic reports on Form 10-K and Form 10-Q and its current reports on Form 8-K and any amendments to those documents to our website as soon as reasonably practicable after those reports are filed with, or furnished to, the SEC. Material contained on the Company’s website is not incorporated by reference into this Report on Form 10-K.

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

The process of negotiating and consummating the proposed merger transaction or any other transaction, as well as the failure to successfully consummate such a transaction, could adversely affect our business.

The process of analyzing, negotiating, documenting, and consummating (in each case, as necessary) the proposed merger or any other transaction resulting from the processes conducted by the legal and financial advisors to the Special Committee of our Board could cause disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether the proposed merger or any alternative transaction will be completed may cause current and prospective employees and members of management to become uncertain about their future roles with the Company if the transaction is completed. This uncertainty could adversely affect our ability to retain employees, members of management, and our relationships with customers and vendors. In addition, despite the fact that a Special Committee has been formed to manage and oversee any transaction and the Special Committee is being advised by outside professionals, the attention of management and other resources may be directed toward a potential transaction and diverted from day-to-day operations. Further, the costs associated with these processes are expected to be considerable, regardless of whether any transaction is approved or consummated. There is no assurance that the proposed merger or any other transaction will occur. If the proposed merger or any other transaction is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. Finally, a failed transaction may result in negative publicity and/or a negative impression of us in the investment community. All of the foregoing could materially adversely affect our business, results of operations and financial condition.

We are subject to litigation related to the proposed going private transaction, which could affect our ability to consummate a transaction, force us to rescind a transaction if it is consummated before the conclusion of the litigation or otherwise adversely affect our business or stock price.

As previously disclosed in Current Reports on Form 8-K and Item 3 of this Annual Report, four complaints have been filed relating to the original going private transaction. The defendants in these lawsuits include varying combinations of the Company, the members of the Company’s Board, and Troy Lowrie, the Company’s Chairman and CEO. Among other things, the complaints seek to enjoin the Company, its directors, and certain of its officers from consummating the proposed going private transaction. The going private transaction offer made by Troy Lowrie was deemed inadequate by the Special Committee of the Board on December 16, 2009. On February 16, 2010, the Company signed a letter of intent to merge operations with Rick’s Cabaret International, Inc. as a wholly-owned subsidiary. Additional lawsuits pertaining to the proposed merger transaction could be filed in the future or the existing lawsuits could affect the proposed merger transaction.

If successful, the results of any lawsuits could be that the Company could be prohibited from consummating a proposed transaction, or, if it has been consummated, the Company could be forced to rescind it. The Company could also be required to pay damages to the plaintiffs. Any conclusion of these lawsuits or any other in a manner adverse to the Company could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flow. In addition, the cost to the Company of defending these or any other lawsuits, even if resolved in the Company’s favor, could be substantial. Such lawsuits could also substantially divert the attention of the Company’s management and other resources.

We have had limited operations which makes our future operating results difficult to predict.

Our Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April 2002. The Company through its subsidiaries currently owns (in total or in partnerships) and operates 20 adult nightclubs that offer quality live adult entertainment, restaurant, and bar operations.

We have a limited operating history and face the risk and uncertainties of other early-stage companies. Because of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls. Our budgeted expense levels are based in part on our expectations concerning future revenues. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our services would decrease our revenues and could have an immediate and material adverse effect on our business, results of operations, and financial condition. To the extent that expenses precede or are not rapidly followed by increased revenue, our business, results of operations, and financial condition may be materially adversely affected.

Our inability to obtain capital, use internally generated cash, or use our securities or debt to finance future expansion efforts could impair the growth and expansion of our business.

Reliance on internally generated cash or debt to finance our operations or complete business expansion efforts could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to issue securities to consummate expansions will depend on the market value of our securities from time to time and the willingness of potential investors, sellers, or business partners to accept it as full or partial payment. Using securities for this purpose also may result in significant dilution to our then existing stockholders. To the extent that we are unable to use securities to make future expansions, our ability to grow through expansions may be limited by the extent to which we are able to raise capital for this purpose through debt or equity financings. Raising external capital in the form of debt could require periodic interest payments that could hinder our financial flexibility in the future. No assurance can be given that we will be able to obtain the necessary capital to finance a successful expansion program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for expansions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (a) obtain additional capital on acceptable terms, (b) use internally generated cash or debt to complete expansions because it significantly limits our operational or financial flexibility, or (c) use securities to make future expansions may hinder our ability to actively pursue any expansion program we may decide to implement. In addition, if we are unable to obtain necessary capital going forward, our ability to continue as a going concern would be negatively impacted.

Our business has been, and may continue to be, adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have adversely affected our ability to borrow on a secured and unsecured basis and may continue to do so. Disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. We often rely on access to the secured and unsecured credit markets to finance acquisitions of additional nightclubs. Additional nightclub acquisitions are also financed by promissory notes carried by the sellers and debt financed by company investors and related parties. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability and prevent or hamper our growth through acquisitions.

Our business has been, and may continue to be, adversely affected by conditions in the U.S. financial markets and economic conditions generally.

Our business is materially affected by conditions in the U.S. financial markets and economic conditions generally. In the past 24 months, these conditions have changed suddenly and negatively. The ongoing financial crisis and the loss of confidence in the stock market has increased our cost of funding and limited our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. Increases in funding costs and limitations on our access to liquidity could have a negative impact on our earnings and our ability to acquire additional nightclubs. In addition, the deteriorating general economic conditions in the United States has caused a drop in consumer spending in general, and discretionary spending in particular. This has caused a decline in the number of patrons at our nightclubs and the amount of money spent by them. Further, our nightclubs located in geographical areas suffering from proportionally worse economic conditions when compared to the United States in general have experienced larger declines in operating revenues. Overall, the economic environment during our 2009 fiscal year has been slightly adverse for our business compared to the previous year and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be slightly adversely affected.

Our nightclubs were acquired with a purchase price based on historical EBITDA. This results in each nightclub carrying a substantial amount of intangible value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require an annual impairment review of these indefinite lived assets. For the fiscal year ended December 31, 2009, the annual impairment review resulted in an impairment loss of approximately $1.8 million, compared to the impairment loss of approximately $46 million in 2008. If difficult market and economic conditions continue over 2010 and/or we experience a decrease in revenue at one or more nightclubs, we could incur an additional decline in fair value of one or more of our nightclubs. This could result in another future impairment charge of up to the total value of the indefinite lived intangible assets.

Our acquisitions may result in disruptions in our business and diversion of management’s attention.

We have made, and may continue to make, acquisitions of complementary nightclubs, restaurants, or related operations. Any acquisitions will require the integration of the operations, products, and personnel of the acquired businesses and the training and motivation of these individuals. Such acquisitions may disrupt our operations and divert management’s attention from day-to-day operations, which could impair our relationships with current employees, customers, and partners. We may also incur debt or issue equity securities to pay for any future acquisitions. These issuances could be substantially dilutive to our stockholders. In addition, our profitability may suffer because of acquisition-related costs or amortization, or impairment costs for acquired goodwill and other intangible assets. If management is unable to fully integrate acquired business, products, or persons with existing operations, we may not receive the benefits of the acquisitions, and our revenues and stock trading price may decrease.

Our business is subject to risks associated with geographic market concentration.

One part of our growth strategy is nightclub “clustering.” Adult nightclubs tend to group together in their respective markets. We believe that clustering leads to improved brand recognition as well as some improvement in economics of scale as costs of marketing are spread over more nightclubs. Clustering also provides the Company with the ability to disperse management expertise to more locations under their responsibility. We are subject to risks associated with geographic market concentration in areas in which we own and operate multiple nightclubs, such as adverse changes in the local economy, the local regulatory environment, and our local reputation. If we are unable to successfully diminish the impact of these risks, our profitability and growth prospects may be materially and adversely affected.

Our business operations are subject to regulatory uncertainties which may affect our ability to acquire additional nightclubs, remain in operation or be profitable.

Our business is regulated by constantly changing zoning, local and state liquor licensing, local ordinances, and state and federal time, place and manner free speech restrictions. In states in which we currently operate, liquor licenses renew annually and are considered to be “privileged” licenses that could be subject to suspension or revocation. The adult entertainment provided by our nightclubs has elements of free speech and expression and, therefore, has some protection under the First Amendment to the U.S. Constitution. However, the protection is limited to the expression of our entertainers and not their conduct.

In all states where we operate, management believes that we comply with applicable laws, regulations, and ordinances governing the sale of alcohol and the operation of sexually oriented businesses. However, changes in these laws, regulations, and ordinances may increase our cost of compliance therewith, or cause us to be unable to renew them, thereby reducing our profitability or preventing our nightclubs to remain in operation. There can be no assurance that local, state and/or federal licensing, and other regulations will permit our nightclubs to remain in operation or profitable in the future. Further, if we are involved in costly administrative or legal proceedings to renew our licenses or defend against claims involving non-protected free speech, it may result in negative publicity and decreased profitability.

Beginning January 1, 2008, our two Texas nightclubs became subject to a new state law requiring each nightclub to collect a five dollar surcharge for every nightclub visitor. We have filed a tax protest suit against this “patron tax,” and the suit has been stayed by agreement until the Texas Supreme Court resolves the underlying case. This trend is spreading to other states to enact similar surcharges or admission fee taxes. Currently, the Company is not passing this surcharge on to our customers and we are absorbing this expense. Our profitability could be negatively impacted if this surcharge continues in Texas and spreads to other states in which the Company operates.

There is substantial competition in the nightclub entertainment industry, which may affect our ability to operate profitably or acquire additional nightclubs.

Our ability to increase or sustain revenues is impacted by our ability to compete effectively with our competitors, both for nightclub acquisitions and patrons. Our ability to compete depends on many factors, many of which are outside of our control. These factors include the quality and appeal of our competitors’ nightclubs relative to our offerings, the strength of our competitors’ brands, the effectiveness of our competitors’ sales, marketing efforts and the attractiveness of their product offerings, and general consumer behaviors and preferences regarding how they choose to spend their discretionary income. Further, our competitors may have significantly greater financial and management resources than our Company. In addition, the industry is especially sensitive to ever-changing and unpredictable competitive trends and competition for general entertainment dollars which cannot be easily predicted and which are beyond our control. If we are unable to compete effectively in the market, we may be unable to attract patrons to our existing nightclubs or complete acquisitions of new nightclubs, which may prevent us from sustaining or increasing our revenues or growing our business.

If we are unable to effectively promote our brands and establish a leading position in the marketplace, our business may fail.

We believe that we may attract more patrons to our nightclubs and distinguish ourselves from our competition by increasing the awareness of our brands and that the importance of brand recognition will increase over time. In order to gain brand recognition, we believe that we must increase our marketing and advertising budgets to create and maintain brand name loyalty through the promotion and development of our affiliation with the PT’s®, Diamond Cabaret®, and Penthouse® names. We do not know whether these efforts will lead to greater brand recognition. If we are unable to effectively promote our brand and establish a leading position in the marketplace, we may be unable to attract patrons or new nightclubs for acquisitions, which may prevent us from sustaining or increasing our revenues or growing our business.

Our failure to protect our brands may undermine our competitive position and litigation to protect our brands or defend against third-party allegations of infringement may be costly.

We believe that it is important for our business to achieve brand recognition. We rely primarily on trademarks and trade names to achieve this. Third parties may infringe or misappropriate our trademarks, trade names, and other intellectual property rights, which could have a material adverse effect on our business, financial condition, or operating results. In addition, policing unauthorized use of our trademarks, trade names, and other intellectual property can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others. We cannot give assurance that the outcome of such potential litigation will be in our favor. Such litigation may be costly and may divert management attention as well as expend our other resources away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects, and reputation.

Our business is dependent upon management and employees for continuing operations and expansion.

Our success will depend, to a significant extent, on the efforts and abilities of Troy Lowrie, our Chairman of the Board and CEO, Micheal Ocello, a Director and our President and Chief Operating Officer and Courtney Cowgill, our Chief Financial and Accounting Officer. The loss of the services of Messrs. Lowrie and/or Ocello or our inability to recruit and train additional key personnel in a timely fashion could have a material and continuing adverse effect on our business and future prospects. A loss of one or more of our current officers or key personnel could severely and negatively impact our operations. Messrs. Lowrie and Ocello have limited experience managing a public company subject to the SEC’s periodic reporting obligations.

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

We have engaged in several transactions with Lowrie Management LLLP, which is controlled and majority owned by Troy Lowrie, who is a significant stockholder, and our Chairman of the Board and CEO. Additionally, Mr. Lowrie and Lowrie Management LLLP is one of several parties that have submitted a proposal to the Company’s Board to acquire all of the Company’s common stock in a going private transaction. Further, in the proposed merger transaction as currently proposed, Mr. Lowrie will receive different consideration than the Company’s other shareholders, due in part to his continued guaranty of certain Company obligations, the sale of certain trademarks owned by Mr. Lowrie’s affiliates, the refinancing of his promissory note with the Company, and his consulting agreement with Rick’s Cabaret International, Inc. The Special Committee of the Board rejected the proposed going private transaction as inadequate on December 16, 2009. Conflicts of interest may arise between Mr. Lowrie’s duties to our Company and his duties to Lowrie Management LLLP, or his interest as an owner of Lowrie Management LLLP or as a potential acquirer of the Company’s common stock in the proposed going private transaction. Because Mr. Lowrie is a Director and the CEO of our Company, he has a duty of loyalty and care to us under Colorado law when there are any potential conflicts of interest between our Company and Lowrie Management LLLP. We cannot give you assurance that when conflicts of interest arise, Mr. Lowrie will act completely in our interests or that conflicts of interest will be resolved in our favor. In addition, Mr. Lowrie could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between Mr. Lowrie and us, we would have to rely on legal proceedings which could disrupt our business.

Several of our landlords and lenders have required Mr. Lowrie’s continued management role with our Company in order to avoid a default or acceleration of our obligations under certain of our leases or loan agreements.

As of March 12, 2010, Mr. Lowrie owns approximately 28% of our issued and outstanding common stock. In addition, he is our Chairman of the Board and CEO. The interests of Mr. Lowrie may differ from the interests of other stockholders. Because of his significant ownership of our common stock, Mr. Lowrie will have the ability to significantly influence virtually all corporate actions requiring stockholder approval, including the following actions:

•	election of our Directors;

•	amendment of our organizational documents;

•	the potential merger or going private transactions or the sale of our assets or other corporate transaction; and

•	Control of the outcome of any other matter submitted to the stockholders for vote.

Mr. Lowrie’s beneficial stock ownership may discourage potential investors from investing in shares of our common stock due to the lack of influence they could have on our business decisions, which in turn could reduce our stock price.

We must comply with all licenses and permits relating to the sale of alcohol.

We derive a significant portion of our revenues from the sale of alcoholic beverages. States in which we operate may have laws which may limit the availability of a permit to sell alcoholic beverages or which may provide for suspension or revocation of a permit to sell alcoholic beverages in certain circumstances. The temporary or permanent suspension or revocations of any such permits would have a material adverse effect on the revenues, financial condition, and results of operations of the Company. In all states where we operate, management believes that we comply with applicable city, county, state, or other local laws governing the sale of alcohol.

Activities or conduct at our nightclubs may cause us to lose necessary business licenses, expose us to liability, or result in adverse publicity, which may increase our costs, divert management’s attention from our business, and cause our stockholders to lose confidence in us, thereby lowering our profitability and our stock price.

We are subject to risks associated with activities or conduct at our nightclubs that are illegal or violate the terms of necessary business licenses. Our nightclubs operate under licenses for sexually oriented businesses and some protection under the First Amendment to the U.S. Constitution. While we believe that the activities at our nightclubs comply with the terms of such licenses, and that the element of our business that constitutes an expression of free speech under the First Amendment to the U.S. Constitution is protected, activities and conduct at our nightclubs may be found to violate the terms of such licenses or be unprotected under the U.S. Constitution. This protection is limited to the expression and not the conduct of an entertainer. An issuing authority may suspend or terminate a license for a nightclub found to have violated the license terms. Illegal activities or conduct at any of our nightclubs may result in negative publicity or litigation. Such consequences may increase our cost of doing business, divert management’s attention from our business, and make an investment in our securities unattractive to current and potential investors, thereby lowering our profitability and our stock price.

IEC has developed comprehensive policies aimed at ensuring that the operation of each nightclub is conducted in conformance with local, state and federal laws. We have a “no tolerance” policy on illegal drug use in or around the facilities. We continually monitor the actions of entertainers, waitresses, and customers to ensure that proper behavior standards are met. However, such policies, no matter how well designed and enforced, can provide only reasonable, but not absolute, assurance that the policies’ objectives are being achieved. Because of the inherent limitations in all control systems and policies, there can be no assurance that our policies will prevent deliberate acts by persons attempting to violate or circumvent them. Notwithstanding the foregoing limitations, management believes that our policies are reasonably effective in achieving their purposes.

Our industry is viewed negatively by many for moral, religious, women’s rights, and other reasons, therefore, the market for our securities is smaller than for other securities and an investor may find it hard to sell our securities.

We operate in an industry that is viewed negatively by many. People may object to sexually oriented entertainment for moral, religious, women’s rights, or other reasons. As a result, we are exposed to risks associated with societal attitudes towards our business, both locally and nationally. Local attitudes may disproportionally affect our nightclubs in areas in which we are operating while national attitudes may affect our business generally or our stock price specifically. Because of the negative perception of our industry, the market for our securities is smaller than for securities without such negative perception. Therefore, an investor in our securities may be unable to sell our securities at an acceptable time and price, or at all.

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

We maintain insurance in amounts we consider adequate for personal injury and property damage to which our nightclubs may be subject. We also currently have personal injury liquor liability coverage in place. However, there can be no assurance that we will not be exposed to potential liabilities for money damages in excess of the coverage provided by insurance, including, but not limited to, liabilities which may be imposed pursuant to state “dram shop” statutes or common law theories of liability. In general, “dram shop” statutes provide that a person injured by an intoxicated person has the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person if it was apparent to the server that the individual being sold, served, or provided with an alcoholic beverage was obviously intoxicated to the extent that he presented a clear danger to himself and others. If our insurance coverage is not sufficient to pay for any money damages that we may be found liable for, we will have to pay such excess damages using the funds needed for operation of our business, if available, thereby increasing our costs and reducing our profitability.

Our Directors and Officers have limited liability and are entitled to indemnification that could encourage derivative lawsuits and require us to direct funds away from our business.

Our Articles of Incorporation provide that our Directors shall not be liable to the Company or our stockholders for monetary damages for breaches of fiduciary duties as a Director to the fullest extent permitted by Colorado law.

Further, we are obligated to indemnify and advance expenses to our Directors and Executive Officers in certain circumstances. Our Articles of Incorporation provide that the Company shall indemnify and advance expenses to a Director or Officer in connection with a proceeding to the fullest extent permitted or required by and in accordance with Colorado law. We have also entered into separate, but substantively identical, indemnification agreements with all of our Directors and named executive officers. The indemnification agreements provide that the Company will indemnify each Director and Executive Officer against claims arising out of events or occurrences related to such individual’s service on the Company’s Board or as an Executive Officer, as applicable, (i) when such indemnification is expressly required to be made by law, or (ii) after a determination has been made that such indemnification is permissible. Pursuant to these arrangements, we may be required to advance costs incurred by an Officer or Director and to pay judgments, fines, and expenses incurred by an Officer or Director, including reasonable attorneys’ fees, as a result of actions or proceedings in which our Officers and Directors may become involved by reason of being or having been an Officer or Director of our Company. Funds paid in satisfaction of judgments, fines, and expenses may be funds we need for the operation of our business, thereby affecting our ability to maintain profitability.

These provisions in the Company’s Articles of Incorporation and the stand-alone indemnification agreements may have the effect of reducing the likelihood of derivative litigation against Directors and Executive Officers, and may discourage or deter stockholders or management from bringing a lawsuit against Directors and Executive Officers even though such an action, if successful, might otherwise have benefited our stockholders. We also note that our Directors and Troy Lowrie, the Company’s Chairman of the Board and CEO, are currently defendants in one or more lawsuits in connection with the proposed going private transaction, as further discussed in another risk factor and elsewhere in this Annual Report on Form 10-K. The Company may be required to advance expenses to and indemnify the Directors and Mr. Lowrie from expenses involved in defending against such lawsuits. Any amount we are required to pay or advance to a Director or Executive Officer pursuant to these provisions will be diverted from the Company’s operating capital and will have an adverse effect on the Company’s cash flow and results of operation. While the Company has obtained directors’ and officers’ insurance to protect against this occurrence, there can be no assurance that our directors’ and officers’ insurance will cover a claim made for indemnification or be sufficient to cover the entire amount claimed for indemnification.

We have been informed that the Securities and Exchange Commission has the opinion that indemnification of liabilities to Executive Officers or Directors under the Securities Act of 1933, as amended (the “Securities Act”) to be against public policy as expressed in the Securities Act and therefore are unenforceable.

We could use the issuance of additional shares of our authorized stock to deter a change in control.

As of March 12, 2010, we have 17,310,723 shares of common stock outstanding, out of a total of 50,000,000 shares of common stock authorized, and zero shares of Series A preferred stock, out of a total of 1,000,000 shares authorized for future issuance under our Articles of Incorporation. This does not include 224 shares of common stock reserved for issuance under our 2002 Stock Option and Stock Bonus Plan, 2,708 shares of common stock reserved for issuance under our 2003 Stock Option and Stock Bonus Plan, and 906,667 shares of common stock reserved for issuance under our 2004 Stock Option and Appreciation Rights Plan. In addition, our Board is authorized to issue “blank check” preferred stock, with designations, rights, and preferences as they may determine. Accordingly, our Board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. This type of preferred stock could also be issued to discourage, delay, or prevent a change in our control. The ability to issue “blank check” preferred stock is a traditional anti-takeover measure. These provisions in our charter documents make it difficult for a majority stockholder to gain control of the Board and of our Company. The issuance of additional shares would make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our stockholders.

We have employment agreements with Troy Lowrie and Micheal Ocello that contain features that may discourage a change of control.

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

Further, the employment agreements provide that if such an officer’s employment is terminated for any reason, we must, at the officer’s election, promptly pay all outstanding debt owed to the officer and his family or issue to the officer, with his approval, the number of shares of our common stock determined by dividing (a) the outstanding principal and interest owed to the officer (b) 50% of the last sale price of our common stock on the date of termination.

Finally, Mr. Lowrie’s employment agreement provides that if Mr. Lowrie’s employment is terminated for any reason, we must also take all necessary steps to remove Mr. Lowrie as a guarantor of any of our (or our affiliates’) obligations to any third party. In the event that we are not successful in doing so, we must pay to Mr. Lowrie a cash amount equal to five percent per year of the aggregate amount he is continuously guaranteeing until such time when Mr. Lowrie no longer guarantees the obligations.

A change of control may trigger the payments set forth above and the resulting costs may prevent or deter a potential acquirer from buying the Company. Even if doing so could be beneficial to our stockholders.

We must meet the NASDAQ Global Market continued listing requirements or we risk delisting, which may decrease our stock price and make it harder for our stockholders to trade our stock.

Our common stock is currently listed for trading on the NASDAQ Global Market. We must continue to satisfy NASDAQ’s continued listing requirements or risk delisting of our securities. That would likely have an adverse effect on the price of our common stock and our business. There can be no assurance that the Company will meet the continued listing requirements for the NASDAQ Global Market, or that the Company’s common stock will not be delisted from the NASDAQ Global Market in the future. If our common stock is delisted from NASDAQ, it may trade on the over-the-counter market, which may be a less liquid market. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our securities.

In the event the make-up of our Board or Audit Committee were not, or are not in the future, in compliance with the SEC and NASDAQ independence requirements, we face a number of risks that could materially and adversely affect our stockholders and our business.

The SEC rules and the NASDAQ Stock Market’s continued listing requirements require, among other things, that a majority of the members of our Board are independent and that our Audit Committee consists entirely of independent directors. We know that we currently comply with the SEC and NASDAQ requirements regarding director independence. However, in the event that we do not remain in compliance with these requirements, our Executive Officers could establish policies and enter into transactions without the requisite independent review and approval. This could present the potential for a conflict of interest between us and our stockholders generally and our Executive Officers, stockholders, or Directors.

Further, our failure to comply with these requirements may limit the quality of the decisions that are made by our Board and Audit Committee, such that the risk of material misstatements or omissions caused by errors or fraud with respect to our financial statements or other disclosures that may occur and not be detected in a timely manner or at all; or the payment of inappropriate levels of compensation to our executive officers. In the event there are deficiencies or weaknesses in our internal controls, we may misreport our financial results or lose significant amounts due to misstatements caused by errors or fraud. Finally, if the composition of our Board or Audit Committee fails to meet NASDAQ’s independence requirements in the future and we fail to regain compliance with NASDAQ’s continued listing requirements, the Company’s common stock will be delisted from the NASDAQ Global Market, as further described in the previous risk factor.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on our common stock’s market price.

The trading market for our common stock depends, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. Currently, one analyst firm covers us but there is no guarantee that this securities analyst will continue to cover our common stock in the future. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If the analyst ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

In the past, we have raised substantial amounts of capital in private placements, and if we fail to comply with the applicable securities laws, ensuing rescission rights or lawsuits would severely damage our financial position.

Our 2004 private placement consisted of securities that were not registered under the Securities Act, as amended (the “Securities Act”), or under any state “blue sky” law as a result of exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with any of such exemptive provisions, investors could have the right to rescind their purchase of our securities and sue for damages. If any investors were to successfully seek such rescission or prevail in any such suit, we could face severe financial demands that could have significant, adverse affects on our financial position. Future financings may involve sales of our common stock at prices below prevailing market prices, as well as the issuance of warrants or convertible securities at a discount to market price.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Because the last reported trade of our company stock on the NASDAQ Global Market was at a price below $5.00 per share, our common stock is currently considered a penny stock. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

Because we do not intend to pay any dividends on our common stock, purchases of our common stock may not be suited for investors seeking dividend income.

Since our inception, we have not paid any dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. The Board has elected not to pay dividends in the future. We expect that future earnings applicable to the common stockholders, if any, will be used for working capital and to finance growth.

Future sales of our common stock may depress our stock price. A significant amount of common stock is subject to issuance upon exercise of securities to purchase common stock. The exercise and sale of these financial instruments could depress the market price of our common stock.

A significant amount of our common stock may be eligible for sale under Rule 144 promulgated under the Securities Act at different times in the future and its sale could depress the market price of our common stock. Provided that all applicable Rule 144 conditions are satisfied, we believe that stockholders holding 17,310,723 shares of our issued and outstanding shares of common stock are currently eligible to sell their shares. The Company issued no stock in 2009.

We also have issued stock options convertible into an aggregate of 262,500 shares of our common stock at an exercise price of between $6 and $13 per share. None of the options are currently vested or exercisable but they vest and become exercisable between April 2010 and June 2015. All option exercise prices substantially exceed the market price of our common stock on March 12, 2010.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. As of March 12, 2010, we have 50,000,000 authorized shares of which 17,310,723 shares of common stock are issued and outstanding.

Ownership could be diluted by future issuances of our stock, options, warrants or other securities.

Ownership in the Company may be diluted by future issuances of capital stock or the exercise of outstanding or to be issued options, warrants or convertible notes to purchase capital stock. In particular, we may sell securities in the future in order to finance operations, expansions, or particular projects or expenditures.

There is a limited public trading market for our common stock.

Our stock is currently traded on the NASDAQ Global Market under the trading symbol “VCGH.” There is a limited public trading market for our common stock. Without an active trading market, there can be no assurance of any liquidity or resale value of our common stock, and stockholders may be required to hold shares of our common stock for an indefinite period of time.

Our stock price has been volatile and may fluctuate in the future.

The trading price of our securities may fluctuate significantly. This price may be influenced by many factors, including:

•	our performance and prospects;

•	the depth and liquidity of the market for our securities;

•	sales by selling stockholders of shares issued or issuable in connection with our private placements;

•	investor perception of us and the industry in which we operate;

•	changes in earnings estimates or buy/sell recommendations by the analyst;

•	general financial and other market conditions; and

•	Domestic and international economic conditions.

Public stock markets have experienced and are currently experiencing substantial price and trading volume volatility. These broad market fluctuations may adversely affect the market price of our securities. Further, if the proposed merger transaction or any alternative transaction is not completed, the share price of our common stock may change, to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. Fluctuations in our stock price may have made our stock attractive to momentum, hedge, or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.

Other Risk Factors May Adversely Affect Our Financial Performance.

Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending, and consumer confidence, include, without limitation, changes in economic conditions and financial and credit markets, credit availability, increased fuel costs and availability for our employees, customers and suppliers, health epidemics or pandemics or the prospects of these events (such as reports on avian flu), consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, terrorist acts, energy shortages and rolling blackouts, and weather (including, major hurricanes and regional snow storms) and other acts of God.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate office is located at 390 Union Boulevard, Suite 540, Lakewood, Colorado 80228. This office space is used by IEC, our wholly-owned subsidiary. We occupy approximately 5,500 square feet under a lease with an unrelated third party that expires in February 2017. Additional administrative offices are located inside various nightclub locations or rented on a month-to-month basis without a formal lease.

Each of our adult entertainment nightclubs is held in separately owned subsidiary corporations, limited liability companies, or limited partnerships. We currently lease the real estate for a majority of our company-owned adult entertainment nightclubs under operating leases with remaining terms ranging from five years to just over 50 years. These leases generally contain options which permit us to extend the lease term at an agreed rent or at prevailing market rates.

We own the real property on which we operate four company-owned adult entertainment nightclubs located in Texas (2), Illinois (1) and Indiana (1).

The table contains specifics about our leased and owned adult nightclub locations:

Name/Club Ownership	Lease Information
PT’s® Brooklyn Platinum of Illinois, Inc. Acq. Date: 5/1/2002 Location: Brooklyn, IL Sq. Ft.: 9,000 Building owned by VCG: Yes	An Illinois corporation and wholly-owned subsidiary of VCG.

PT’s® Showclub Indy Restaurant Concepts, Inc. Acq. Date: 6/30/02 Location: Indianapolis, IN Sq. Ft.: 9,200 Building owned by VCG: Yes	An Indiana corporation and wholly-owned subsidiary of VCG. VCG Real Estate leases a portion of the building that is not used by the nightclub operation to an unaffiliated third party.

PT’s® All Nude VCG Restaurants Denver, Inc. Acq. Date: 6/30/04 Location: Denver, CO Sq. Ft.: 8,000 Building owned by VCG: No	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $14,500 per month. The regular lease term expired in January 2010 but the Company exercised a five year extension option and the lease now will expire in January 2015. The base rent for each subsequent lease year during the option period commencing February 2010 and every February 1st will increase or decrease by the percentage increase in the Consumer Price Index (“CPI”) for the month of February immediately preceding the adjustment date, and the CPI for the month of February for the year preceding the adjustment date.

The Penthouse Club® Glendale Restaurant Concepts, LP Acq. Date: 6/30/04 Location: Glendale, CO Sq. Ft.: 9,600 Building owned by VCG: No	A Colorado limited partnership and 98% owned subsidiary of VCG, including the 1% general partnership interest. The building is leased from Lowrie Management LLLP, controlled by our Chairman of the Board and CEO, Troy Lowrie, currently for $13,500 per month. The lease term expires September 2014 and has three options to extend that expire September 2029. The base rent adjusts every five years. The rent from years one to five was $12,000 per month, years six to ten is $13,500 per month, years eleven to fifteen (option 1) is $15,000 per month, years sixteen to twenty (option 2) is $16,500 per month, and years twenty one to twenty five (option 3) is $18,000 per month.

PT’s® Showclub Appaloosa VCG CO Springs, Inc. Acq. Date: 10/2/06 Location: Colorado Springs, CO Sq. Ft.: 9,500 Building owned by VCG: No	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party for $10,000 per month. The lease term expires October 2016 and has two options to extend that expire October 2026. The base rent adjusts every five years. The rent from years one to five is $10,000 per month, years six to ten is $10,500 per month, years eleven to fifteen (option 1) is $12,000 per month, and years sixteen to twenty (option 2) is $13,500 per month.

Diamond Cabaret® Glenarm Restaurant, LLC Acq. Date: 10/8/04 Location: Denver, CO Sq. Ft.: 36,000 Building owned by VCG: No	A Colorado limited liability company and 90% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $45,000 per month. The lease term expires October 2014 and has three options to extend that expire October 2029. The base rent adjusts every five years. The rent from years one to five was $40,000 per month, years six to ten is $45,000 per month, years eleven to fifteen (option 1) is $50,000 per month, years sixteen to twenty (option 2) is $55,000 per month, and years twenty one to twenty five (option 3) is $60,000.

Name/Club Ownership	Lease Information
PT’s® Show Club Denver Restaurant Concepts, LP Acq. Date: 12/28/06 Location: Denver, CO Sq. Ft.: 20,720 Building owned by VCG: No	A Colorado limited partnership and 98% owned subsidiary of VCG. The building is leased from Lowrie Management LLLP, controlled by our Chairman of the Board and CEO, Troy Lowrie, currently for $17,500 per month. This square footage includes nightclub, office and storage space. The lease term expires December 2015 and has three options to extend that expire December 2029. The base rent adjusts every five years. The rent from years one to five was $15,000 per month, years six to ten is $17,500 per month, years eleven to fifteen (option 1) is $20,000 per month, years sixteen to twenty (option 2) is $22,500 per month, and years twenty one to twenty five (option 3) is $25,000.

Roxy’s RCC LP Acq. Date: 1/18/07 Location: Brooklyn, IL Sq. Ft.: 4,400 Building owned by VCG: No	An Illinois limited partnership and 88% subsidiary of VCG. The building is leased from an unaffiliated third party for $5,000 per month. The lease term expires January 2017 and has two options to extend that expire January 2027. The base rent never changes, but the rent amount fluctuates monthly based on sales.

PT’s® Showclub Kentucky Restaurant Concepts, Inc. Acq. Date: 1/2/07 Location: Louisville, KY Sq. Ft.: 23,000 Building owned by VCG: No	A Kentucky corporation and 100% owned subsidiary of VCG. The building is leased from Lowrie Management LLLP, controlled by our Chairman of the Board and CEO, Troy Lowrie, currently for $7,500 per month. The lease term expires December 2016 and has three five year options to extend that expire December 2031. The base rent adjusts every five years. The rent from years one to five is $7,500 per month, years six to ten is $8,750 per month, years eleven to fifteen (option 1) is $10,000 per month, years sixteen to twenty (option 2) is $11,250 per month, and years twenty one to twenty five (option 3) is $12,000.

PT’s® Showclub Cardinal Management LP Acq. Date: 2/5/07 Location: Centreville, IL Sq. Ft.: 5,700 Building owned by VCG: No	An Illinois limited partnership and 83% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $5,000 per month. The lease term expires January 2017 and has two options to extend that expire January 2027. The base rent never changes, but the rent amount fluctuates monthly based on sales.

PT’s® Sports Cabaret MRC LP Acq. Date: 2/9/07 Location: Sauget, IL Sq. Ft.: 9,700 Building Owned by VCG: No	An Illinois limited partnership and 100% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $20,000 per month. The lease term expires February 2017 and has two options to extend that expire February 2027. The base rent never changes but the rent amount fluctuates monthly based on sales.

The Penthouse Club® IRC LP Acq. Date: 2/7/07 Location: Sauget, IL Sq. Ft.: 19,300 Building Owned by VCG: No	An Illinois limited partnership and a 90% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $25,000 per month. The lease term expires March 2017 and has two options to extend that expire March 2027. The base rent never changes but the rent amount fluctuates monthly based on sales.

Name/Club Ownership	Lease Information
The Men’s Club® Raleigh Restaurant Concepts, Inc. Acq. Date: 4/16/07 Location: Raleigh, NC Sq. Ft.: 21,200 Building owned by VCG: No	A North Carolina corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $6,000 per month. This lease has options to renew for ten consecutive renewal terms of five years each that expire January 2062. The base rent adjusts every five years by $250 after January 2017 with a maximum of $8,250 per month. The Company also has a separate lease for the parking premises currently for $20,250 per month. This lease expires January 2012 and has ten consecutive renewal terms of five years each that expire on January 2062. The base rent adjusts on every renewal term by $500 with a maximum of $45,750.

Schiek’s Palace Royale Classic Affairs, Inc. Acq. Date: 5/30/07 Location: Minneapolis, MN Sq. Ft.: 11,600 Building owned by VCG: No	A Minnesota corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $25,000 per month. The building lease term expires June 2012 and has three five year options to extend that expire June 2027. The base rent adjusts every five years. The rent from one to five years is $25,000 per month, years six to ten (option 1) is $27,750 per month, years eleven to fifteen (option 2) is $30,000 per month, and years sixteen to twenty (option 3) is $33,000 per month.

PT’s® Showclub Kenkev II, Inc. Acq. Date: 9/14/07 Location: Portland, ME Sq. Ft.: 13,000 Building owned by VCG: No	A Maine corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $14,750 per month. The lease term expires September 2032 and has two options to extend that expire September 2042. The base rent adjusts every year by 3% after the first year of the lease.

Jaguar’s Gold Club Golden Productions JGC Fort Worth LLC Acq. Date: 9/17/07 Location: Fort Worth, TX Sq. Ft.: 10,000 Building owned by VCG: Yes	A Texas limited liability company and wholly-owned subsidiary of VCG. The building is owned by the nightclub but the land is leased from an unaffiliated third party currently for $20,000 per month. The lease term expires September 2012 and has four five year options to extend that expire September 2032. The base rent adjusts every option period by 10% over the prior term’s rental obligation.

PT’s® Showclub Kenja II, Inc. Acq. Date: 10/29/07 Location: Miami, FL Sq. Ft.: 7,600 Building owned by VCG: No	A Florida corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $10,609 per month. The lease term expires October 2032 and has two options to extend that expire October 2042. The base rent adjusts every year by 3% after the first year of the lease.

La Boheme Gentlemen’s Club Stout Restaurant Concepts, Inc. Acq. Date: 12/21/07 Location: Denver, CO Sq. Ft.: 6,200 Building owned by VCG: No	A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $17,000 per month. The lease term expires June 2016. The base rent adjusts every three years. The rent from years one to four is $17,000 per month, five to seven years is $20,000 per month, and eight to nine years is $21,000 per month.

Jaguar’s Gold Club Manana Entertainment, Inc. Acq. Date: 4/14/08 Location: Dallas, TX Sq. Ft.: 12,500 Building owned by VCG: Yes	A Texas limited liability company and wholly-owned subsidiary of VCG. The building is owned by the nightclub but the land is leased from an unaffiliated third party for $25,000 per month. The lease term expires April 2013 and has four five year options to extend that expire April 2033. The base rent adjusts every option period by 10% over the prior term’s rental obligation.

Name/Club Ownership	Lease Information
Imperial Showgirls Gentlemen’s Club VCG-IS, LLC Acq. Date: 7/28/08 Location: Anaheim, CA Sq. Ft.: 8,100 Building owned by VCG: No	A California corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $8,000 per month. The lease term expires August 2010 and has four five year options to extend that expire August 2025. The base rent adjusts by $500 every five years with a maximum of $9,500 per month.

Item 3.	Legal Proceedings

Other than as set forth below, we are not aware of any pending legal proceedings against the Company, individually or in the aggregate, that would have a material adverse affect on our business, results of operations, or financial condition.

Thee Dollhouse Productions Litigation

On or around July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in District Court, 191 Judicial District, of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. The lawsuit alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale and misappropriated Mr. Peter’s purported trade secrets. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an Order granting Summary Judgment to VCG and dismissed Mr. Peter’s claims in their entirety. The Court found that as a matter of law, VCG did not tortiously interfere with Mr. Peter’s contract with Regale and further found that VCG did not misappropriate trade secrets. Mr. Peters did not appeal that ruling and as such, the federal proceedings have concluded.

Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration on June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale filed a Motion to Stay Arbitration which was granted in part and denied in part, with the Court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to their contract. The arbitration was originally scheduled for late October 2009, however due to illness of one of the principals of the claimant, the arbitration has been adjourned to April 26, 2010. The Company has not accrued any funds for the settlement of this litigation, as the outcome of this dispute cannot be predicted. The Company’s or a successor entity’s, indemnification obligation to Regale will continue even if any of the proposed sale transactions or an alternative transactions is consummated.

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

On July 21, 2009, the Court denied Zajkowski’s and the other Plaintiffs’ Motion for Class Certification. Zajkowski appealed that decision to the Minnesota Court of Appeals and on September 22, 2009, the Court of Appeals denied Plaintiffs request for discretionary review. Plaintiffs have indicated that they do not intend to seek leave to appeal from the Minnesota Supreme Court. The parties have held mediation in November 2009 and the case was resolved. The settlement terms, including the amounts, are confidential. The lawsuit has now been dismissed, with prejudice. All related costs have been accrued or paid as of December 31, 2009.

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

The Company has filed a lawsuit to demand repayment of the paid taxes. On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business Fee violated the First Amendment to the U.S. Constitution. The State of Texas appealed the Court of Appeals ruling to the Texas Supreme Court. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009. On February 12, 2010 the Texas Supreme Court granted the State’s Petition for Review and set oral arguments for March 25, 2010.

The Company has expensed approximately $290,000 for the year ended December 31, 2009 and $203,000 for the year ended December 31, 2008 for the Texas Patron Tax. The Company accrued, but did not pay the fourth quarter estimated tax liability of $71,000. The Company has paid, under protest, approximately $422,000 to the State of Texas for the two year period.

Department of Labor and Immigration and Customs Enforcement Reviews

United States Department of Labor (“DOL”) Audit (PT’s Showclub)

In October 2008, PT’s® Showclub in Louisville, KY was required to conduct a self-audit of employee payroll by the DOL. After an extensive self-audit, it was determined that (a) the club incorrectly paid certain employees for hours worked and minimum wage amounts and (b) the club incorrectly charged certain minimum wage employees for their uniforms. As a result, the DOL required that the club issue back pay and refund uniform expenses to qualified employees at a total cost of $14,439.

In March 2009, VCG was placed under a similar nationwide DOL audit for all nightclub locations and its corporate office. All locations completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. This case is still in the investigatory state and no final determination can be made at this time of an unfavorable outcome or any potential liability. After discussion with outside legal counsel on this case, the Company has accrued $200,000 as of December 31, 2009 for potential wage/hour violations. A summary meeting has tentatively been scheduled with the DOL and counsel on March 15, 2010 to finalize the liability. The Company believes it has corrected all processes that resulted in the potential violations.

Immigration and Customs Enforcement (“ICE”) Reviews

On June 30, 2009, PT’s® Showclub in Portland, Maine was served a subpoena by ICE requesting documents to conduct an I-9 audit. ICE requested all original I-9’s for both current and past employees from September 14, 2007 (club acquisition date) to June 30, 2009. ICE conducted the audit to ensure proper use of the I-9 form to confirm that the club verified employees’ right to work in the United States. The club complied with the subpoena submitting all requested documents by July 16, 2009. As of March 12, 2010, ICE is still reviewing the requested documents. This matter is still in its investigatory stage and no determination of potential violations or liability has been made. No amounts have been accrued related to this audit. While ICE initially discussed taking this audit to all clubs, no formal actions have been taken by ICE to begin that process. This audit is still isolated to Maine.

Internal Revenue Service

The IRS audited PT’s® Showclub in Denver for the years 2006, 2007, and 2008 to determine tip reporting compliance. Every business with customary tipping must report annually on Form 8027 the total sales from food and beverage operations, charge sales, total tips reported, and charge tips reported. The audit was based upon this Form to determine compliance with the amended Section 3121(q) of the Internal Revenue Code. The audit was conducted by an examining agent in Denver in August and September 2009. The audit focused on the data reported on Form 8027 and related underlying documentation. It included the agent examining information contained in the daily sales packages generated by the club.

The audit resulted in a determination that cash tips for that club were under-reported in the three years examined. The tax assessed as a result of this under-reporting was $61,500. Penalties and interest were not assessed. The IRS auditor indicated that all other clubs would be audited and recommended that a Point of Sale (“POS”) system should be installed in every club to ensure compliance with IRS regulations. Upon completion of this audit, the Company began an intensive self-audit for the three year period using the same procedures followed by the IRS agent. This resulted in an initial accrual of $386,000 in estimated taxes to cover the estimated liability as of September 30, 2009. Subsequent discussions with the IRS agent removed 2006 from the audit period, replacing that year with 2009. The Company has submitted workpapers prepared for the self-assessment to the IRS agent for the periods 2007, 2008, and 2009. The agent has tentatively indicated that these workpapers and test period could be used to determine the ultimate tip reporting rate by club. As a result of the completion of the self-assessment process for the three years under examination, the Company has reduced the estimated liability by $179,000 to approximately $207,000 as of December 31, 2009.

Litigation Associated with the Proposed Going Private Transaction

In connection with the Proposal concerning the proposed Going Private Transaction, the Company has been served with three complaints filed by various plaintiffs, alleging that they bring purported derivative and class action lawsuits against the Company and each of the individual members of the Board on behalf of themselves and all others similarly situated and derivatively on behalf of the Company, which previously have been reported in the Company’s Current Reports on Form 8-K (filed with the SEC on November 19, 2009, November 24, 2009 and December 7, 2009).

On November 13, 2009, the Company was served with a complaint filed by David Cohen in the District Court in Jefferson County, Colorado. In the complaint, Mr. Cohen alleges that he brings the purported class action lawsuit against the Company and each of the individual members of the Board on behalf of the Company’s stockholders. The complaint alleges, among other things, that Troy Lowrie, the Company’s Chairman of the Board and Chief Executive Officer, has conflicts of interest with respect to the Proposal and that in connection with the Board’s evaluation of the Proposal, the individual defendants have breached their fiduciary duties under Colorado law. The complaint seeks, among other things, certification of Mr. Cohen as class representative, either an injunction enjoining the defendants from consummating or closing the Going Private Transaction, or if the Going Private Transaction is consummated, rescission of the Going Private Transaction, an award of damages in an amount to be determined at trial and an award of reasonable attorneys’ and experts’ fees.

On November 20, 2009, the Company was served with a complaint filed by Gene Harris and William C. Steppacher, Jr. in the District Court in Jefferson County, Colorado. In the complaint, the plaintiffs purport to bring a derivative and class action lawsuit against the Company and each of the individual members of the Board on behalf of themselves and all others similarly situated and derivatively on behalf of the Company. The complaint alleges, among other things, that Mr. Lowrie has conflicts of interest with respect to the Proposal and that the individual defendants have breached their fiduciary duties under Colorado law in connection with the Proposal. The complaint seeks, among other things, certification of the plaintiffs as class representatives, an injunction directing the Board members to comply with their fiduciary duties, an accounting to the plaintiffs and the class for alleged damages suffered or to be suffered based on the conduct described in the complaint, an award of the costs and disbursements of maintaining the action, including reasonable attorneys’ and experts’ fees, and such other relief the court deems just and proper.

On December 3, 2009, the Company was served with a complaint filed by David J. Sutton and Sandra Sutton in the District Court in Jefferson County, Colorado. In the complaint, the plaintiffs purport to bring a class action lawsuit against the Company and each of the individual members of the Board on behalf of themselves and all others similarly situated. The complaint alleges, among other things, that Mr. Lowrie has conflicts of interest with respect to the Proposal and that the individual defendants have breached their fiduciary duties under Colorado law in connection with the Proposal. The complaint seeks, among other things, certification of the plaintiffs as class representatives, an injunction directing the Board to comply with their fiduciary duties and enjoining the Board from consummating the Proposal, imposition of a constructive trust in favor of the plaintiffs and the class upon any benefits improperly received by the defendants, an award of the costs and disbursements of maintaining the action, including reasonable attorneys’ and experts’ fees, and such other relief the court deems just and proper.

The plaintiffs in the three lawsuits have moved to consolidate all three of the lawsuits (the “Class Action and Derivative Suits”) into one suit together with a fourth lawsuit arising out of the Proposal for the proposed Going Private Transaction, in which the Company was not named as a defendant, filed on December 11, 2009 by Brandon Ostry in the District Court in Jefferson County, Colorado against Mr. Lowrie and Lowrie Management, LLLP. The Company provided additional details on the Ostry lawsuit in its Current Report on Form 8-K filed with the SEC on December 17, 2009. The court has indicated that it will consider the consolidation motion if and when the plaintiffs move for class certification. As of the date hereof, the plaintiffs have not yet moved for class certification.

As of the date hereof, the Company believes that the allegations made in each of the Class Action and Derivative Suits are baseless and the Company intends to vigorously defend itself. The Company has not accrued any reserves for damages or for the settlement of these lawsuits as the outcome of the disputes cannot be predicted. Further, the uncertainty over the potential outcome of the Class Action and Derivative Suits has increased in light of subsequent events. As described elsewhere in this Annual Report on Form 10-K, on December 16, 2009, the Special Committee of the Company’s Board rejected the Proposal concerning the proposed Going Private Transaction as then-currently inadequate and, as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010, on February 17, 2010, the Company entered into the Letter of Intent with Rick’s concerning the proposed Merger. Currently, the Class Action and Derivative Suits only pertain to the Proposal for the proposed Going Private Transaction and not the proposed Merger. However, it is possible that the plaintiffs in the Class Action and Derivative Suits will attempt to amend their complaints to make claims related to the proposed Merger or that these plaintiffs or others persons may file one or more new lawsuits related to it.

Pursuant to the terms of the Company’s Articles of Incorporation and stand-alone indemnification agreement the Company has entered into with its Directors and executive officers, the Company may be required to advance expenses to and indemnify the Directors and Mr. Lowrie from expenses involved in defending against the lawsuits described above. The Company has discussed the risks and costs associated with such indemnification under the heading “Risk Factors.”

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

Item 4.	(Remove and Reserved)

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock, $0.0001 par value per share, is currently traded on the NASDAQ Global Market under the symbol “VCGH.” The market for our common stock is limited and volatile.

The following table sets forth the range of high and low bid prices for our common stock for each quarterly period indicated, as reported on the NASDAQ Global Market:

	2009		2008
Three Months Ended	High	Low	High	Low

March 31	$1.85	$1.27	$13.90	$5.95
June 30	$2.79	$1.38	$6.70	$3.60
September 30	$2.30	$1.90	$4.03	$2.80
December 31	$2.31	$1.62	$3.35	$1.24

The high and low bid prices per share as reported on the NASDAQ Global Market on March 11, 2010, were $2.88 and $2.73, respectively.

Holders

As of March 12, 2010, there were approximately 2,232 stockholders of record of our common stock, excluding shares held by objecting beneficial owners.

Dividends

The Company has never declared or paid any dividends on our common stock. We do not intend to pay cash dividends on our common stock. We plan to retain our future earnings, if any, to finance our operations and for expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our Board, in its discretion, and will depend on our financial condition, operating results, capital requirements, and other factors that our Board consider relevant.

Recent Sales of Unregistered Securities

None.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, OR 97214.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2009, the Company repurchased an aggregate of 444,655 shares of common stock for an aggregate purchase price of $869,393. As a result, as of December 31, 2009, up to 787,721 shares of common stock or shares of common stock with an aggregate purchase price of approximately $8,046,000 (whichever is less) remain available for repurchase under the Company’s repurchase program.

The following table provides additional information about the Company’s purchases under the repurchase program during the fourth quarter of 2009.

						Maximum Number
				Total Number of		(or Approximate
				Shares Purchased		Dollar Value) of Shares
	Total Number			as Part of Publicly		that may yet be
	of Shares		Average Price	Announced Plans		Purchased Under
Period	Purchased(1)		Paid per Share	or Programs(1)		the Plans or Programs

October 1 to 31, 2009	44,681		$2.05	44,681		788,194 shares or $	8,046,913
November 1 to 30, 2009	473		$1.83	473		787,721 shares or $	8,046,033
December 1 to 31, 2009	-		$-	-		787,721 shares or $	8,046,033

Total	45,154	(2)	$2.04	45,154	(2)	787,721 shares or $	8,046,033

(1)	Unless noted, the Company made all repurchases in the open market.

(2)	Of these repurchases, the Company purchased 37,454 shares of common stock in the open market and 7,700 shares of common stock in a private transaction.

On November 3, 2009, the Company’s Board terminated the stock repurchase program approved on July 26, 2007, to allow the Company to evaluate the proposed going private transaction by Troy Lowrie, our Chairman of the Board and CEO, among other parties.

Item 6.	Selected Financial Data

The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009 and 2008 have been derived from the Company’s audited consolidated financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 2007, 2006, and 2005 and for the years ended December 31, 2007, 2006, and 2005 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.

Description	2009		2008		2007		2006		2005
					(Restated)

Total revenue	$55,040,034	(5)	$57,692,671	(3),(4)	$39,616,731	(2)	$16,114,581	(1)	$15,854,153
Net income (loss) from operations	$5,075,311		$(37,440,195)		$5,442,076		$236,833		$(1,271,251)
Basic income (loss) per common share	$0.04		$(1.71)		$0.33		$0.03		$(0.15)
Weighted average shares outstanding	17,541,376		17,925,132		16,623,213		9,128,985		8,477,571
Total assets	$71,151,173		$75,626,043		$103,719,255		$35,079,698		$27,859,065
Total stockholders’ equity	$28,482,530		$28,386,742		$53,987,842		$12,795,623		$3,043,588

Please read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K for a discussion of information that will enhance understanding of this data.

(1)	Fiscal year 2006 reflects the acquisitions of two adult nightclubs in Colorado.

(2)	Fiscal year 2007 reflects the sale of Arizona and the acquisitions of 11 adult nightclubs in Minnesota (1), Illinois (4), Colorado (1), Maine (1), Florida (1) North Carolina (1), Kentucky (1), and Texas (1).

(3)	Fiscal year 2008 reflects the acquisitions of one adult nightclub in California and one in Texas. See Note 4 to the Consolidated Financial Statements.

(4)	Fiscal year 2008 includes non-cash impairment charges for goodwill, licenses, trade names and other intangible assets for a total amount of approximately $46.0 million. In addition the Company recognized a non-cash impairment of real estate of approximately $1.9 million. See Note 6 to the Consolidated Financial Statements.

(5)	Fiscal year 2009 includes non-cash impairment charges for goodwill, licenses, trade names and other intangible assets for a total amount of approximately $2.0 million. In addition the Company recognized a non-cash impairment of real estate of approximately $268,000. See Note 6 to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement Disclaimer

In this report, references to “VCG Holding Corp,” “VCG,” the “Company,” “we,” “us,” and “our” refer to VCG Holding Corp. and its subsidiaries.

This Annual Report on Form 10-K contains certain forward-looking statements and, for this purpose, any statements contained herein that are not statements of historical fact are intended to be “forward-looking statements” with the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “continue,” or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited, to, costs and liabilities associated with the proposed going private transaction and associated litigation and the proposed merger transaction, our inability to retain employees and members of management due to uncertainty about our future direction due to the proposed merger transaction, costs and liabilities associated with our inability to successfully close the proposed merger transaction or any other similar transaction, the possibility that we may be prohibited from closing the proposed merger transaction or forced to rescind it if it has been consummated and pay damages as a result of litigation, diversion of management’s attention caused by the proposed merger transaction and associated litigation, our limited operating history making our future operating results difficult to predict, the availability of, and costs associated with, potential sources of financing, disruptions in the credit markets, economic conditions generally and in the geographical markets in which we may participate, our inability to manage growth, difficulties associated with integrating acquired businesses into our operations, geographic market concentration, legislation and government regulations affecting us and our industry, competition within our industry, our failure to promote our brands, our failure to protect our brands, the loss of senior management and key personnel, potential conflicts of interest between us and Troy Lowrie, our Chairman of the Board and Chief Executive Officer (“CEO”), our failure to comply with licensing requirements applicable to our business, liability from unsanctioned, unlawful conduct at our nightclubs, the negative perception of our industry, the failure of our business strategy to generate sufficient revenues, liability from uninsured risks or risks not covered by insurance proceeds, claims for indemnification from officers and Directors, deterrence of a change of control because of our ability to issue securities or from the severance payment terms of certain employment agreements with senior management, our failure to meet the NASDAQ continued listing requirements, the failure of securities analysts to cover our common stock, our failure to comply with securities laws when issuing securities, our common stock being a penny stock, our intention not to pay dividends on our common stock, our future issuance of common stock depressing the sale price of our common stock or diluting existing stockholders, the limited trading market for, and volatile price of, our common stock, and our inability to comply with rules and regulations applicable to public companies.

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

Overview

The Company is in the business of acquiring, owning and operating nightclubs, which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment. As of December 31, 2009, the Company, through its subsidiaries, owns and operates 20 nightclubs in Indiana, Illinois, Colorado, Texas, North Carolina, Minnesota, Kentucky, Maine, Florida, and California. The Company operates in one reportable segment.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes, Note 2. Summary of significant accounting policies, to the Consolidated Financial Statements describes the significant accounting policies and methods used in preparation of the Consolidated Financial Statements. The accounting positions described below are significantly affected by critical accounting estimates. Such accounting positions require significant judgments, assumptions, and estimates to be used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on variability in factors affecting these estimates.

Our management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures to it in this Management’s Discussion and Analysis.

Assignment of Fair Values upon Acquisition of Licenses, Goodwill and Other Intangibles

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), and ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”), when the Company acquires a nightclub, we assign fair values to all identifiable assets and liabilities, including intangible assets such as licenses, goodwill, identifiable trade names, and covenants not to compete. We also determine the useful life for the amortizable identifiable intangible assets acquired. These determinations require significant judgment, estimates, and projections. The remainder of the purchased cost of the acquired nightclub that is not assigned to identifiable assets or liabilities is then recorded as goodwill. As a result of our acquisitions, each nightclub has recorded a significant amount of intangibles, including licenses and goodwill. The Company has not had an acquisition since July 2008.

The assumptions and estimates used in determining the current value of a nightclub includes operating cash flows, market and market share, sales volume, prices, and working capital changes. Historical experience, project performance, and any other available information is also used at the time that the fair value of the nightclub is estimated.

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

Testing for Impairment of Intangible Assets

ASC Topic 350 requires an annual reassessment of the carrying value of indefinite lived assets at the reporting unit or nightclub level, or even more frequently, if certain circumstances occur, for impairment of that value. The evaluation of impairment involves comparing the current fair value of the reporting units to the recorded value. If the recorded value of a nightclub exceeds its current fair value, then an impairment loss is recognized to the extent that the book value of the intangible assets exceeds the implied fair value of the nightclub’s intangible assets. Accordingly, the fair value of a reporting unit is allocated to all of the assets and liabilities of that nightclub, including any unrecognized intangible assets and the excess becomes the implied value of the goodwill. This is done in relation to the nightclub’s respective forecasted cash flows and other relevant assumptions

In performing the Company’s annual impairment assessment at December 31, 2009 in accordance with ASC Topic 350, the Company recorded a non-cash impairment charge for licenses of $1,574,000 and trade names of $167,000. In addition, the Company evaluated its goodwill at December 31, 2009 and recorded a non-cash impairment charge of approximately $17,000. The total impairment charge was approximately $1,758,000.

The fair value of the licenses, trade names, and reporting units was based on estimated discounted future net cash flows at the club level. The impairment charge is a result of a continued weak economy. We computed an estimate of our company-wide weighted average cost of capital of 12.0%. The long-term growth rate of 3% was estimated by using the Gordon Growth Model. These processes are subjective and require significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, growth rates, company specific risk premiums and estimates of weighted average cost of capital used to discount future cash flows. Changes in these assumptions and estimates could materially affect the results of our reviews for impairment.

Impairment of Real Estate

ASC Topic 360, Property Plant and Equipment requires a fair market valuation of assets, including land and buildings, in the event of triggering events including adverse changes in the business climate or decline in market value. In December 2008, the Company ordered an appraisal of the land and building owned in Phoenix, Arizona. The appraisal was performed by an independent third party real estate appraiser who valued the land and building at $2,600,000, resulting in an impairment of approximately $1,886,000 at December 31, 2008. This building was rented by the individual who purchased the operations and ownership interest in our subsidiary Epicurean Enterprises in January 2007. The lessee defaulted on the lease in August 2008 and an impairment charge of $268,000 was recorded at June 30, 2009. On July 31, 2009, the Company sold the building and land for approximately $2,300,000. The Company recognized a non-cash loss of approximately $69,000 upon the sale. The Company does not have any real property held for sale or vacant as of December 31, 2009.

Stock Options

In 2007 and 2008, the Company issued stock option grants to key employees and officers. The two officer grants vest one-third on the 3rd, 5th and 7th anniversary of the grant date. Key employee grants vest 20% on the 3rd anniversary and 40% each on the 5th and 7th anniversary of the grant date. The options are cancelled upon termination of employment and expire ten years from the date of grant. All options were granted at an exercise price significantly above the fair market value of the common stock covered by the option on the grant date. All option exercise prices substantially exceed fair market value on December 31, 2009 and March 12, 2010.

The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all options as of the grant date. The determination of fair value involves a number of significant estimates. We use the Black-Scholes Option Pricing Model to estimate the fair value of option grants using assumptions which are described in Note 11 to the consolidated financial statements. These include the expected volatility of our stock and employee exercise behavior. These variables make estimation of fair value of stock options difficult. A key assumption is the number of options ultimately expected to vest. Since no options were granted during 2009, the only estimate which affected the 2009 financial statements was the forfeiture assumption. Forfeitures were estimated at the time of the grant in 2007 and 2008 of 16% over the seven year option vesting period based upon limited historical experience and were revised to 25% during 2009 based upon actual forfeitures. This resulted in a reduction of stock-based compensation expense of approximately $46,000 for 2009.

Any subsequent revisions to the forfeiture assumptions adjusts the prior period compensation expense in the period of the change on a cumulative basis for unvested options for which compensation expense has already been recognized and in subsequent periods for unvested options for which the expense has not yet been recognized. Actual forfeitures could differ materially as a result of voluntary employee actions and involuntary actions which may result in significant changes in our stock-based compensation expense amounts in the future. In addition, the value, if any, an employee ultimately receives from stock-based compensation awards will likely not correspond to the expense amounts recorded by the Company.

Legal and Other Contingencies

As discussed in Note 12 to the consolidated financial statements, legal proceedings are pending or threatened. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We accrue a charge against income when our management determines that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of defense or settlement may vary materially from estimates.

IRS Tip Audit

The IRS audited PT’s® Showclub in Denver for the years 2006, 2007, and 2008 to determine tip reporting compliance. Every business with customary tipping must report annually on Form 8027 the total sales from food and beverage operations, charge sales, total tips reported, and charge tips reported. The audit resulted in a determination that cash tips for that club were under-reported in the three years examined. The tax assessed, without penalties and interest, as a result of this under-reporting was $61,500. The Company performed an intensive self-audit for 2007, 2008 and 2009 using the same procedures followed by the IRS agent. As a result of the completion of the self-assessment process for the three years under examination, the Company has accrued a tip liability of $207,000 as of December 31, 2009. This estimate involves significant judgment and the actual tax liability may differ materially.

DOL Audit

In October 2008, PT’s® Showclub in Louisville, KY was required to conduct a self-audit of employee payroll by the DOL. After an extensive self-audit, the DOL required that the Club issue back pay and refund uniform expenses to qualified employees at a total cost of $14,439.

In March 2009, VCG was placed under a similar nationwide DOL audit for all nightclub locations and its corporate office. All locations completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. This case is still in the investigatory state and no final determination can be made at this time of an unfavorable outcome or any potential liability. The Company has accrued $200,000 as of December 31, 2009 for potential wage/hour violations; however this estimate involves significant judgment and the actual liability may vary materially from this estimate. A summary meeting has tentatively been scheduled with the DOL and counsel on March 15, 2010 to finalize the liability. The Company believes it has corrected all processes that resulted in the potential violations.

Self-Insured Health Insurance

The Company is partially self-insured for group health insurance. The accrual is regularly evaluated and adjusted for claims incurred but not reported. Due to the inherent uncertain nature of medical claims, the actual cost may materially differ from the $200,000 accrued liability as of December 31, 2009.

Income Taxes

We are subject to income in the United States. Tax law requires items to be included in the tax return at different times than when the same items are reflected in the consolidated financial statements. Permanent differences result when either deductible items for U.S. GAAP purposes are not deductible for tax purposes or income recognized for U.S. GAAP purposes is not recognized for tax. Temporary differences reverse over time, such as depreciation, amortization, and net operating loss carry-forwards. As of December 31, 2009, we have an estimated tax net operating loss carry-forward of approximately $2,608,000 which is classified as non-current deferred tax asset. Significant judgment is used in determining the timing of utilizing the net operating loss carry-forward, some of which may be utilized in 2010. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carry-forwards, to the extent that realizing these benefits is considered “more likely than not” to be sustained in accordance with FASB guidance issues in accounting for uncertainty in income taxes recognized.

The timing differences create either deferred tax assets or liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are enacted tax rates in effect for the year and manner in which the differences are expected to reverse. Our effective rates differ from the statutory rate primarily due to 2009 permanent differences of approximately $351,000 (tax affected) and tax credits of approximately $582,000.

During the course of ordinary business, there are some transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, additional tax will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our future taxable income using both historical and projected future operating results, reversing the existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

As of December 31, 2009, the current portion of the deferred income tax asset was determined to be $76,920 attributable to the company’s partially self insured health insurance reserve and $3,841,673 non-current deferred income tax asset attributable to other temporary differences.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Total revenue, net of sales taxes, decreased from approximately $57,693,000 for the year ended December 31, 2008 to approximately $55,040,000 for the year ended December 31, 2009. The decrease in revenue of approximately $2,653,000 or 4.6% was primarily due to the weak economy and a reduction in business and convention travel. The high-end A clubs had a decline in revenue of approximately $1,552,000 or 7.3%. These clubs are the most susceptible to the economic recession because of their business clientele. Because of the weak economy the B format clubs also experienced an overall decline in revenue of approximately $2,462,000 or 8.8%. The Jaguar’s Gold Club in Dallas, Texas and Imperial Showgirls Gentlemen’s Club in Anaheim, California were included in operations for all of 2009, but only for a part of 2008. These acquisitions generated approximately $1,720,000 of additional income in 2009 that was not included in 2008 results.

Rental income received from unrelated third parties, included in other income, totaled approximately $179,000 for the year ended December 31, 2009 and approximately $288,000 in 2008. This was due to the Company not receiving rental income in 2009 on the Arizona property which was sold in July 2009. Rental income in 2008 was less than 0.5% of total income and decreased to approximately 0.3% in 2009.

Cost of Goods Sold

Cost of Goods sold includes the cost of the alcohol, food, and merchandise we sell to customers. We track cost of goods sold as a percentage of the attributable revenues. Costs of goods sold decreased in 2009 to approximately $5,921,000 or 23.9% of attributable revenue. This compares to approximately $6,980,000 in 2008, or approximately 24.3% of attributable revenue. The decrease is a result of operating two additional all nude nightclubs (C clubs) for the full year of 2009 as compared to 2008. The all nude clubs do not sell alcohol and have a lower cost of goods sold percentage. In addition, the A and B clubs better managed their inventories, reducing the cost of sales percentage by more than the decrease in attributable revenue.

Salaries and Wages

Salaries and wages increased by approximately $320,000 or 2.4% in 2009, from $13,461,000 for the year ended December 31, 2008 to approximately $13,781,000 for the year ended December 31, 2009. This slight change can be attributable to the following:

•	an increase in the federal and state minimum wages ranging from $0.17 to $0.70 per hour from 2008 to 2009;

•	the estimated accrual of $200,000 for DOL minimum wage violations for 2006 through 2008; offset in part by a reduction in club employee headcount by approximately 85 tipped, minimum wage personnel from December 31, 2008 headcounts.

In November 2007, the Company’s Compensation Committee hired an independent consulting firm to determine proper compensation levels for our CEO and President. The study’s results were used to determine the compensation of our President, Micheal Ocello, after he changed his status from consultant to employee in October 2007. Mr. Ocello’s annual salary has remained consistent, without an increase for the twelve months ended December 31, 2009 and 2008.

Our CEO and principal stockholder, Troy Lowrie, elected to not receive a salary from the Company’s inception in 2002 until March 2008. At that time, Mr. Lowrie elected to receive a salary of approximately $300,000 annually, only 40% of the salary recommended by the independent salary survey and approved by the Board. In November 2008, Mr. Lowrie elected to increase his salary to $700,000, the full amount approved by the Board. Mr. Lowrie has been paid that salary, without an increase, through 2009.

The percentage of salary to total revenue for the year ended December 31, 2009 was 25.0%. The same percentage for the previous year was 23.3%, an increase of 1.7%. We expect the ongoing percentage of salary to total revenue to continue to be approximately 25% of total revenues.

Other General and Administrative Expenses

Taxes and permits expenses increased by approximately $585,000 for the year ended December 31, 2009, compared to the same period in 2008. This 20.2% increase was a result of:

•	increased payroll taxes of $616,000 or 37.9%. This increase includes the estimated tip audit accrual of $207,000 plus the additional FICA tax already paid on unreported tip from 2006 to 2008 of $61,500 and additional FICA tax paid on reported tips in 2009;

•	increases in taxes and permits of approximately $72,000 or 15.4%. This category contains club liquor, cabaret or sexually oriented business (“S.O.B.”) licenses, sales tax, and business and health inspection licenses. This category also includes amounts expensed for the Texas Patron Tax, paid under protest, in the amounts of approximately $290,000 for the year ended December 31, 2009 and $203,000 for the year ended December 31, 2008. Refer to Item 3 Legal Proceedings for additional information; and

•	decreases in property taxes of approximately $103,000 or 12.9%. Property tax valuations were protested in the five clubs located in East St. Louis, resulting in a property tax savings of approximately $30,000. The sale of the Arizona building in July 2009, with annual property taxes of approximately $60,000, reduced the 2009 property tax expense by almost $30,000. Assessed values of club properties were reduced in Texas, with a savings of approximately $16,000.

Charge card and bank fees decreased by approximately $72,000 to a total of approximately $797,000 for the year ended December 31, 2009. This is an 8.3% decrease over the same period in 2008. This decrease is attributable to a change in several cities to banks with lower service charges, closing of many bank accounts with little or nominal activity, sharp decrease in wiring funds to avoid wire fees and the use of electronic funds transfers and online banking. Chargeback losses are also down in 2009 by approximately $37,000 due to changes in procedures in processing and fighting customer chargebacks.

Annual rent increased slightly in 2009, to approximately $5,855,000 as of December 31, 2009 compared to $5,798,000 for the same period ending December 31, 2008. This increase of approximately $57,000 or 1.0% is for scheduled rent increases plus rents for full year on Manana Entertainment, Inc. and VCG-IS, LLC, the two clubs acquired during 2008.

Legal fees increased by 33.1% to approximately $1,466,000 for the year ended December 31, 2009 compared to the same period in 2008. This increase is due to litigation involving the Classic Affairs nightclub (see Item 3 Legal Proceedings). The lawsuit has now been dismissed, with prejudice. All related costs have been accrued or paid as of December 31, 2009.

Other professional fees decreased by approximately $572,000 or 20.5% in 2009 to approximately $2,216,000 at December 31, 2009, from the previous amount of $2,788,000 in 2008. These fees include charges for appraisals, broker commissions for renting company real estate, lobbying fees, and environment assessments. Other professional fees in 2009 included the following approximate amounts:

•	audit and quarterly review fees of $210,000 (see Item 14 Principal Accountant Fees and Services in Part III);

•	tax return preparation fees of $214,000 to file 2008 tax returns, amend all the Company’s federal and state returns filed in 2008 for the fiscal year ending December 31, 2007 and correct earlier years’ state tax returns;

•	consultant expenses to test internal controls and document compliance with the Sarbanes-Oxley Act of 2002 of approximately $99,000;

•	$102,000 in marketing consulting fee expenses paid by warrants that expired in 2009; and

•	$290,000 of valuation and impairment calculation costs and consulting fees for work related to the SEC comment letter and subsequent amended SEC filings;

Approximately $954,000 in expenses were incurred by the Company and the Special Committee in relation to the proposed going private transaction and proposed merger with Rick’s Cabaret International, Inc. See Footnote 3 to the Financial Statements. These costs represent expenses of the Special Committee, legal costs billed by the legal counsel to the Special Committee, legal costs incurred by the Company in relation to both the proposed going private transaction and proposed merger, and costs billed and accrued from the financial advisor to the Special Committee.

Advertising and marketing expenses decreased by approximately $116,000 or 3.9% over the year ended December 31, 2008. This decrease is mostly attributable to more efficient methods of advertising, including using billboard trucks for mobile advertising versus leasing fixed billboard signs. Advertising and marketing expenses were approximately 5.1% of total revenues in 2009 and 2008. The Company’s senior management uses this metric to monitor and control advertising expenses.

Insurance expenses decreased by approximately $57,000 for the year ended December 31, 2009, a 3.3% decrease over the prior year. This decrease is due to insurance premium savings related to economies of scale and lower rates resulting from a reduction in claims. Insurance premiums represented approximately 3.0% of total revenues in 2009 and 2008. This percentage is a metric that Company senior management uses to monitor and control insurance expenses.

Utilities expenses slightly decreased in 2009 over the same period in 2008. The decrease of approximately $72,000 or 6.5% was a result of milder weather in 2009 versus the very cold winter in the central and northeast United States in 2008.

Repair and maintenance expenses increased from approximately $1,022,000 in 2008 to $1,242,000 in 2009. This increase of $220,000 or 21.5% resulted from repairs and stepped up maintenance on several nightclubs, including repairs to heating/air conditioning systems in Minnesota, Kentucky, Illinois and Colorado. Sprinkler systems were repaired and updated in Raleigh and sewer and drains were repaired in Denver. Electrical wiring and lighting systems were repaired in several clubs as well.

General and administrative (“G&A”) expenses include common office and nightclub expenses such as janitorial, supplies, security, cast and employee relations, education and training, travel and automobile, telephone, and internet expenses. Total G&A expenses totaled $5,023,000 for the twelve months ended December 31, 2009 compared to $4,777,000 for the same time period in 2008. Janitorial expenses were the largest item in the G&A category, totaling approximately $870,000 for the twelve months ended December 31, 2009. This is an increase of approximately $126,000 over the same time period in 2008. The primary reason for this increase is that the two clubs acquired in 2008 were included in a full year’s expenses in 2009. In addition, upholstery and carpet cleaning are included in this account and this has been done semi-annually in most clubs in 2009. Office and nightclub supplies totaled $694,000 for the 12 months ended December 31, 2009, an increase of approximately 9.5% over the same time period for 2008. Automobile and travel also increased by approximately $51,000 for the year ended December 31, 2009 compared to the same period in 2008. Employee education and travel was higher for club personnel, where classes on non-violent security training, club management and classes on the new point of sales POS system were offered to personnel in all clubs. G&A expenses for being a public company included SEC filing fees, investor relations and transfer agent charges totaled approximately $218,000 for the fiscal year ending in 2009. Other unusual and previously disclosed expenses are included in the G&A total, including abandoned acquisition totaling approximately $52,000 in 2009.

Depreciation and Amortization

Depreciation and amortization expenses increased by $13,507 or 0.8%, during the year ended December 31, 2009, compared to the same period in 2008. This small increase is a result of the point of sale (“POS”) system being installed in November and December 2009. Depreciation on other asset additions earlier in 2009 were offset by the end of depreciation expense on the Arizona building that was sold in July 2009.

Amortization of non-compete agreements entered into in connection with nightclub acquisitions, is included in depreciation and amortization in the statement of consolidated operations. For the year ended December 31, 2008 amortization of non-competes was $20,761 and $17,035 for the year ended December 31, 2009. All non-compete agreements were included in the acquisition valuation analysis and adjusted accordingly. These adjusted values are being amortized ratably over the life of the agreement.

Interest Expense

Total interest expense decreased by approximately $305,000 or approximately 8.1%, during the year ended December 31, 2009, compared to the same period in 2008. The decrease in interest expense was a result of the Company paying down over approximately $4,700,000 in total debt, during 2009, including one promissory note with an annual interest rate of 12%.

Interest Income

Interest income decreased by almost $16,000 or 68.4% for the year ended December 31, 2009, when compared to the same period in 2008. This is because the Company made a decision to spend virtually all free cash on paying down debt or buying back the Company’s stock, and because of interest earned in 2008 on a federal tax refund.

Loss on Sale of Assets

The Company recorded losses on the sale or write-off of assets totaling approximately $75,000 for the year ended December 31, 2009. The previously disclosed loss on the sale of the Arizona property totaled almost $69,000 of that loss. The remaining $6,000 was the write-off of miscellaneous small assets at the clubs.

Income Taxes

For 2009, the current income tax benefit of approximately $127,000 represents the net of a Federal benefit of approximately $274,000 offset by state income tax expense of $147,000. Since a tax net operating loss of $2,529,111 was generated during 2009, there is no Federal income tax owed for 2009. The Federal benefit resulted from the amendment of 2007 tax returns during 2009 and the reconciliation of the 2008 book provision to the tax returns. State income tax expense primarily represents taxes payable for those states which do not allow consolidated tax filings, as well as minimum taxes due in various states.

Deferred tax expense in 2009 included approximately $466,000 of deferred income taxes expense as compared to a deferred income tax benefit of $11,831,550 for the prior year which was substantially attributable to asset impairments of $48,006,241. Our non-current portion of deferred income tax asset increased by $1,017,181 during 2009 due to the tax net operating loss generated. This was partially offset by the sale of the Arizona land and building during 2009 which reduced our non-current portion of deferred income tax asset by approximately $780,000.

Net income was $735,691 for the year ended December 31, 2009 as compared with a net loss of $30,710,794 for 2008.

Liquidity and Capital Resources

The amount of cash flow generated and the working capital needs of the nightclub operations does not materially fluctuate and is predictable. We expect to meet our liquidity needs for the next year from existing cash balances and cash flows from operations. We intend to use our cash flows for principal and interest payments on debt, capital expenditures in certain clubs, and repairs and maintenance in other clubs.

Working Capital

At December 31, 2009 and December 31, 2008, the Company had cash of approximately $2,677,000 and $2,209,000 respectively. Our total current assets were approximately $4,884,000 and $4,220,000 for the same time period. Current liabilities totaled approximately $8,004,000 at December 31, 2009 and $7,128,000 at December 31, 2008. The Company’s current liabilities exceed its current assets resulting in a negative working capital of approximately $3,120,000 at December 31, 2009 and $3,108,000 at December 31, 2008. The working capital deficit decreased by approximately $12,000 between the two years. Our requirement for working capital is not significant since we receive payment for food and beverage purchases in cash or credit cards at the time of the sale. So we receive the cash revenue before we are required to pay our suppliers for these purchases.

Of the current liabilities at December 31, 2009, none is due to Lowrie Management LLLP. A total of approximately $1,309,000 of current liabilities are guaranteed by Mr. Lowrie and secured by his personal assets. Of that, the Company paid $1,400,000 in full on January 4, 2010. At December 31, 2009, the Company still had $1,280,000 of available and unused funding on its revolving line of credit with one bank and consolidated two loans into one loan with the same bank. The proposed merger transaction and current economic conditions have temporarily suspended the process of negotiating a larger line of credit. We have loans and a line of credit with our lead bank and have no reason to believe that these will not be renewed, when they come due in 2010 to 2014.

In 2009, we made payments on debt totaling approximately $5,175,000, including payments of high-interest rate debt. The Company renegotiated terms on many loans during the fourth quarter of 2008 and first quarter of 2009, extending maturity dates by 12 to 14 months or more. In all instances but one loan, the interest rate and principal amounts did not change, making the extension a modification of the loan, not an extinguishment.

On August 17, 2009, the Company modified the terms of two existing long-term debt obligations totaling $3,872,426 with Citywide Banks. The promissory notes that were consolidated included:

(i) a promissory note executed on May 16, 2006 with a current outstanding principal balance of $1,770,286, bearing interest at 8.5% per annum, with monthly principal and interest payments of approximately $36,156 and with a maturity date of May 16, 2010; and

(ii) a promissory note executed on June 30, 2008 with a current outstanding principal balance of $2,102,140, bearing interest at 6% per annum, with monthly principal and interest payments of approximately $50,403 and with a maturity date of June 30, 2013.

The consolidated replacement promissory note (the “Replacement Note”) in the amount of $3,872,426 bears interest at the rate of 7% per annum, with monthly principal and interest payments of approximately $76,865 and with a maturity date of August 15, 2014. The Replacement Note contains two new covenants. The first new covenant requires acquisitions or additional indebtedness of equal to, or in excess, of $1,000,000 be pre-approved by Citywide Banks. The second new covenant is a financial ratio covenant. This covenant requires the quarterly calculation of net cash flow to debt service in a ratio greater than, or equal to, 1.2 to 1.0. Net cash flow is defined as income attributable to the Company plus depreciation, amortization, and interest expense. Net profit excludes any intangible impairments and related tax effects. The Company is currently in compliance with all debt covenants.

The Company also extended its revolving line of credit with Citywide Banks. The original line of credit (the “Original Line of Credit”) was executed on June 29, 2008, had a maturity date of June 29, 2010, a maximum principal amount of $4,000,000, and a variable interest rate calculated on the Prime Rate as published in the Wall Street Journal, subject to change daily with a floor of six percent. The replacement line of credit (the “Replacement Line of Credit”) has the identical maximum principal amount and interest terms as stated in the Original Line of Credit. Monthly payments vary based on principal outstanding. The maturity date of the Replacement Line of Credit is August 15, 2011. The following is a description of material changes in the terms of the Replacement Line of Credit compared to the Original Line of Credit: (i) The Original Line of Credit and the Replacement Line of Credit have the same collateral, but have been cross collateralized with the collateral for the Replacement Note: the Whole Life Insurance Policy on the life of Troy Lowrie, plus the P&A Select Strategy Fund, LP and the P&A Multi-Sector Fund II, LP, owned by Lowrie Management LLLP, and (ii) The Original Line of Credit covenants required that all advances on the Original Line of Credit be fully repaid for one day every 180 days. That covenant was replaced with the same new covenants as indicated for the Replacement Note above.

On September 22, 2009, the Company prepaid a promissory note issued to Bryan S. Foster (“Foster”) in connection with VCG’s purchase of Manana Entertainment, Inc. (“Manana”) from Foster in the following manner:

(a) a cash payment of $1,600,000 made by VCG and Manana to Foster, and

(b) an offset of the amount owed by Black Canyon Highway LLC, the purchaser of the Phoenix, Arizona property to VCG totaling $263,544 against the balance owed by VCG and Manana to Foster under the Foster note.

After the application of the offset and note payments, the outstanding principal balance owed by Black Canyon to VCG at December 31, 2009 under the Black Canyon note is $56,132. The unpaid balance on the Black Canyon note will continue to accrue interest at eight percent per annum. No other terms of the Black Canyon note were changed.

As previously disclosed, in August 2009, the Company renegotiated due dates on five promissory notes, totaling $1,984,612 with original maturity dates from January to November 2010. In all instances, the loans were extended twelve months from their original maturity dates into 2011. No other changes were made to these notes. The Company has shown these promissory notes as long-term debt on the balance sheet. Please see Note 9 in the consolidated financial statements for additional detail on the Company’s debt. The Company is not currently considering any immediate acquisitions because of the proposed merger transaction.

Cash flows generated from operations was $7,081,000, and we had a net increase in cash at the end of the fiscal year ended December 31, 2009. We have been able to satisfy our needs for working capital and capital expenditures through a combination of cash flow from nightclub operations and debt. We expect that operations will continue with the realization of assets and payment of current liabilities in the ordinary course of business.

While we can offer no assurances, we believe that our existing cash and expected cash flow from operations will be sufficient to fund our operations and necessary capital expenditures and to service our debt obligations for the foreseeable future. If the proposed merger does not occur and if we are unable to achieve our planned revenues, costs and working capital objectives, we believe that we have the ability to curtail stock repurchases and capital expenditures and will reduce costs to levels that will be sufficient to enable us to meet our cash requirement needs in the upcoming year.

Capital Resources

We had stockholders’ equity of $28,482,530 at December 31, 2009 and $28,386,742 at December 31, 2008. The $95,789 increase in stockholders’ equity is primarily a result of the stock buybacks that occurred and are described elsewhere in this document. We had stockholders’ equity of $28,482,530 at December 31, 2009 and $28,386,742 at December 31, 2008. The stock buybacks described elsewhere in this document resulted in an approximate reduction in stock and additional paid-in capital of $625,000. This was offset by net income attributable to VCG of $735,691 for the year ended December 31, 2009.

Net cash provided by operating activities was approximately $7,081,000 in 2009 compared to approximately $11,752,000 in 2008. The major non-cash activities in 2009 were the impairment of indefinite life intangible assets (licenses, goodwill and trademarks) of $1,758,000; the non-cash impairment of the Phoenix, Arizona land and building of $268,000 and the provisions of depreciation of approximately $1,695,000; non-compete amortization of approximately $17,000 and net amortization of favorable lease rights and unfavorable lease liabilities of approximately $212,000. The amortization of loan fees included an additional approximately $37,000 related to the extinguishment and replacement of a bank debt, with a new note including an extended due date and modified interest rate. Accounts payable and accrued expenses also increased by approximately $576,000. There was also a decrease in the deferred income tax benefit of $739,000 due to the income tax effect of the sale of the Arizona property offset by the impairment losses.

Net cash used by investing activities totaled approximately $1,236,000 for the year ended December 31, 2009. The Company purchased approximately $1,454,000 of property and equipment, mostly in club remodels and the POS system.

Net cash used by financing activities was approximately $5,380,000 for 2009. During 2009, we paid approximately $79,000 in loan fees, compared to approximately $268,000 paid to lenders in 2008. We received approximately $1,212,000 in proceeds from new debt, and paid approximately $5,175,000 in debt in 2009. We repurchased approximately $869,000 of common stock, which was immediately cancelled according to Colorado state law.

The following table reconciles net income or (loss) to EBITDA by quarter. EBITDA is normally a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is a non-GAAP calculation that is frequently used by our investors to measure operating results. EBITDA data is included because the Company understands that such information is considered by investors as an additional basis on evaluating our ability to pay interest, repay debt, and make capital expenditures. Management cautions that this EBITDA may not be comparable to similarly titled calculations reported by other companies. Because it is non-GAAP, EBITDA should not be considered an alternative to operating or net income in measuring company results.

	December 31,
	2009	2008

Net Income (loss) attributable to VCG	$735,691	$(30,710,794)
Add back:
Depreciation	1,695,277	1,678,043
Amortization of covenants not-to-compete	17,035	20,761
Amortization of leasehold rights and liabilities, net	(212,342)	(192,067)
Amortization of loan fees	216,205	448,015
Amortization component 2 goodwill	157,077	144,896
Interest expense	3,456,616	3,761,151
Income taxes	339,000	(11,101,610)

EBITDA before non-cash impairment charges	6,404,559	35,951,605
Add back:
Non-cash impairment charges	2,026,000	48,006,241

EBITDA excluding non-cash impairment charges	$8,430,559	$12,054,636

EBITDA (excluding non-cash impairment charges) decreased $3,404,500 in fiscal year 2009, primarily because of the reduction in income tax benefits from the impairment charges.

Another non-GAAP financial measurement used by the investment community is free cash flow. The following table calculated free cash flow for the Company for the twelve months ended December 31, 2009 and 2008. We use free cash flow calculations as one method of cash management to anticipate available cash, but cautions investors that this free cash flow calculation may not be comparable to similarly titled calculations reported by other companies. Because this is non-GAAP, free cash flow should not be considered as an alternative to the consolidated statement of cash flows.

EBITDA (excluding non-cash impairment charges)	$8,430,559	$12,054,636
Less:
Interest expense	3,456,616	3,761,151
Net income (loss) attributable to noncontrolling interests	476,717	428,614
Total income tax	339,000	(11,101,610)
Capital expenditures	1,454,478	1,324,252

Free cash flow	$2,703,748	$17,642,229

Contractual Obligations and Commercial Commitments

The Company has long-term contractual obligations primarily in the form of operating leases and debt obligations. The following table summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments. Future interest payments related to variable interest rate debt were estimated by using the interest rate in effect at December 31, 2009.

	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt	$30,747,383	$3,867,344	$16,842,568	$7,207,409	$1,622,791	$1,198,348	$8,923
Interest payments	5,542,948	2,849,231	1,963,890	531,813	162,794	34,868	351
Operating leases	102,264,692	3,773,720	3,815,037	3,893,601	3,966,958	4,016,618	82,798,758

Potential Sale of the Company

On November 3, 2009, the Company received a non-binding letter of intent (the “Proposal”) from the Company’s Chairman and CEO, Troy Lowrie, Lowrie Management, LLLP, an entity controlled by Mr. Lowrie, and certain other unidentified investors (collectively, the “Lowrie Investors”), to acquire all of the outstanding common stock of the Company for $2.10 per share in cash (the “Going Private Transaction”). The Proposal contemplated that the Company would no longer be a public reporting or trading company following the closing of the Going Private Transaction. In response to the Proposal, the Board formed a Special Committee to review and evaluate the Proposal and to recommend to the Board whether or not to approve or decline the Proposal. On December 16, 2009, the Special Committee informed the Lowrie Investors that it had determined, with input from its advisors, that the terms of the Proposal were currently inadequate, and the Special Committee directed its financial advisors to contact any parties that had either previously expressed an interest or might potentially be interested in pursuing a transaction with the Company.

On February 16, 2010, the Company, Rick’s Cabaret International, Inc. (“Rick’s”), Mr. Lowrie, and Lowrie Management, LLLP (collectively with Mr. Lowrie, “Lowrie”), entered into a non-binding (except as to certain provisions, including exclusivity and confidentiality) letter of intent (the “Letter of Intent”). Pursuant to the Letter of Intent, Rick’s agreed to acquire all of the outstanding shares of common stock of the Company and the Company will merge with and into Rick’s or a wholly-owned subsidiary of Rick’s (the “Merger”). In the event the Merger is consummated, the Company will become a subsidiary of Rick’s and the Company’s shareholders will become shareholders of Rick’s. The parties intend that the Merger will be structured to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of VCG Holding Corp.

We have audited the accompanying consolidated balance sheets of VCG Holding Corp. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. We also have audited VCG Holding Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VCG Holding Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A.). Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VCG Holding Corp. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, VCG Holding Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Causey Demgen & Moore Inc.
Denver, Colorado
March 12, 2010

VCG Holding Corp.

Consolidated Balance Sheets

	December 31,
	2009	2008

Assets
Current Assets
Cash	$2,677,440	$2,209,060
Assets held for sale	-	106,900
Other receivables	254,333	25,473
Income taxes receivable	594,720	276,267
Inventories	926,321	949,088
Prepaid expenses	354,730	282,485
Current portion of deferred income tax asset	76,920	171,000

Total Current Assets	4,884,464	4,020,273

Property and equipment, net	22,946,114	25,738,388
Licenses, net	34,834,018	36,413,189
Goodwill, net	2,279,045	2,453,122
Trade names	452,000	619,000
Favorable lease rights, net	1,647,968	1,705,364
Non-compete agreements, net	23,898	40,933
Non-current portion of deferred income tax asset	3,841,673	4,068,593
Other long-term assets	241,993	567,181

Total Assets	$71,151,173	$75,626,043

Liabilities and Equity
Current Liabilities
Accounts payable — trade	$1,750,940	$847,493
Accrued expenses	1,930,049	2,257,116
Income taxes payable	67,917	-
Current portion of capitalized lease	-	10,000
Current portion of long-term debt	3,805,277	2,602,000
Current portion of long-term debt, related party	62,067	1,024,000
Deferred revenue	110,010	109,455
Current portion of unfavorable lease rights	277,920	278,155

Total Current Liabilities	8,004,180	7,128,219

Long-Term Liabilities
Deferred rent	1,628,301	845,136
Unfavorable lease rights, net of current portion	6,156,123	6,425,626
Capital lease, net of current portion	-	9,111
Long-term debt, net of current portion	19,751,021	25,916,111
Long-term debt, related party, net of current portion	7,129,018	6,915,098

Total Long-Term Liabilities	34,664,463	40,111,082

Commitments and Contingent Liabilities (Note 9 and 12)
Equity
Common stock $.0001 par value; 50,000,000 shares authorized;17,310,723 (2009) and 17,755,378 (2008) shares issued and outstanding	1,731	1,775
Additional paid-in capital	51,932,082	52,557,047
Accumulated deficit	(26,996,863)	(27,732,554)

Total VCG Stockholders’ Equity	24,936,950	24,826,268
Noncontrolling interests in consolidated partnerships	3,545,580	3,560,474

Total Equity	28,482,530	28,386,742

Total Liabilities and Equity	$71,151,173	$75,626,043

The accompanying notes are an integral part of the consolidated financial statements.

VCG Holding Corp.

Consolidated Statements of Operations
For the years ended

	December 31,
	2009	2008

Revenue
Sales of alcoholic beverages	$22,877,141	$26,242,303
Sales of food and merchandise	1,868,576	2,502,393
Service revenue	27,170,918	25,568,380
Other income	3,123,399	3,379,595

Total Revenue	55,040,034	57,692,671

Operating Expenses
Cost of goods sold	5,921,054	6,979,636
Salaries and wages	13,780,775	13,461,173
Other general and administrative
Taxes and permits	3,478,871	2,894,076
Charge card and bank fees	797,340	869,210
Rent	5,855,191	5,798,066
Legal fees	1,465,638	1,100,991
Other professional fees	2,215,655	2,787,789
Advertising and marketing	2,805,260	2,921,327
Insurance	1,655,280	1,712,036
Utilities	1,032,494	1,104,047
Repairs and maintenance	1,242,276	1,022,100
Advisory fees related to change in control proposals	953,517	-
Other	5,023,061	4,777,060
Impairment of building and land	268,000	1,961,200
Impairment of indefinite-lived intangible assets	1,741,000	27,323,855
Impairment of goodwill	17,000	18,721,496
Depreciation and amortization	1,712,311	1,698,804

Total Operating Expenses	49,964,723	95,132,866

Income (Loss) from Operations	5,075,311	(37,440,195)

Other Income (Expenses)
Interest expense	(2,746,503)	(3,091,642)
Interest expense, related party	(710,113)	(669,509)
Interest income	7,382	23,381
(Loss) gain on sale of assets	(74,669)	(205,825)

Total Other Expenses	(3,523,903)	(3,943,595)

Income (Loss) Before Income Taxes	1,551,408	(41,383,790)

Income tax expense (benefit) — current	(126,896)	729,940
Income tax expense (benefit) — deferred	465,896	(11,831,550)

Total Income Taxes	339,000	(11,101,610)

Net Income (Loss)	1,212,408	(30,282,180)
Net Income (Loss) Attributable to Noncontrolling Interests	476,717	428,614

Net Income (Loss) Attributable to VCG	$735,691	$(30,710,794)

Earnings Per Share
Basic earnings (loss) per share attributable to VCG’s stockholders	$0.04	$(1.71)
Fully diluted earnings (loss) per share attributable to VCG’s stockholders	$0.04	$(1.69)
Basic weighted average shares outstanding	17,541,376	17,925,132
Fully diluted weighted average shares outstanding	17,541,376	18,146,949

The accompanying notes are an integral part of the consolidated financial statements.

VCG Holding Corp.

Consolidated Statements of Equity
For the years ended December 31, 2009 and 2008

					Noncontrolling
			Additional		Interests in	Total
	Common Stock		Paid-in	Accumulated	Consolidated	Stockholders’
	Shares	Amount	Capital	Deficit	Partnerships	Equity

Restated Balances, December 31, 2007	17,723,985	$1,772	$51,007,824	$2,978,240	$3,660,915	$57,648,751
Issuance of common stock for services	184,417	18	1,487,235	-	-	1,487,253
Issuance of common stock for loan fee	7,000	1	36,539	-	-	36,540
Exercise of warrants	167,000	17	459,250	-	-	459,267
Repurchase of common stock	(327,024)	(33)	(753,169)	-	-	(753,202)
Stock-based compensation	-	-	233,634	-	-	233,634
Amortization of warrants for services	-	-	122,745	-	-	122,745
Deferred offering costs	-	-	(37,011)	-	-	(37,011)
Net loss for the year ended December 31, 2008	-	-	-	(30,710,794)	428,614	(30,282,180)
Distributions paid to noncontrolling interests	-	-	-	-	(529,055)	(529,055)

Balances, December 31, 2008	17,755,378	1,775	52,557,047	(27,732,554)	3,560,474	28,386,742
Amortization of warrants for services	-	-	102,288	-	-	102,288
Stock-based compensation	-	-	142,095	-	-	142,095
Repurchase of common stock	(444,655)	(44)	(869,348)	-	-	(869,392)
Net income for the year ended December 31, 2009	-	-	-	735,691	476,717	1,212,408
Distributions paid to noncontrolling interests	-	-	-	-	(491,611)	(491,611)

Balances, December 31, 2009	17,310,723	$1,731	$51,932,082	$(26,996,863)	$3,545,580	$28,482,530

The accompanying notes are an integral part of the consolidated financial statements.

VCG Holding Corp.

Consolidated Statements of Cash Flows
For the years ended

	For the Year Ended
	December 31,
	2009	2008

Operating Activities
Net income (loss) attributable to VCG	$735,691	$(30,710,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	17,000	18,721,496
Impairment of indefinite lived intangible assets	1,741,000	27,323,546
Impairment of building and land	268,000	1,961,200
Depreciation	1,695,277	1,678,043
Amortization of non-compete agreements	17,035	20,761
Amortization of leasehold rights and liabilities, net	(212,342)	(192,067)
Amortization of loan fees	216,205	448,015
Stock-based compensation expense	244,383	421,379
Issuance of stock for services	-	1,422,253
Deferred income taxes	465,896	(11,831,550)
Noncontrolling interests	476,717	428,614
(Gain) Loss on disposition of assets	74,669	216,539
Accrued interest added to long-term debt	243,901	180,613
Write-off uncollectible deposits	7,151	-
Changes in operating assets and liabilities :
Income taxes and other receivables	(287,894)	152,135
Inventories	22,767	20,030
Prepaid expenses	(72,245)	(6,480)
Accounts payable — trade and accrued expenses	576,380	693,896
Income taxes payable	67,917	-
Deferred revenue	555	(40,811)
Deferred rent	783,165	845,136

Net cash provided by operating activities	7,081,228	11,751,954
Investing Activities
Acquisitions of businesses, net of cash acquired	-	(9,670,691)
Additions to property and equipment	(1,454,478)	(1,324,252)
Deposits	(19,444)	(206,068)
Purchase of assets held for sale	-	(127,952)
Proceeds from sale of assets	238,241	243,131

Net cash used by investing activities	(1,235,681)	(11,085,832)
Financing Activities
Proceeds from debt	1,212,115	14,009,000
Payments on debt	(4,152,700)	(13,345,601)
Proceeds from related party debt	25,099	2,140,000
Payments on related party debt	(912,843)	(949,900)
Borrowing (payments) on revolving line of credit	(90,000)	(2,190,000)
Loan fees paid	(78,724)	(268,218)
Payment on capital lease	(19,111)	(9,343)
Proceeds from exercise of warrants	-	459,250
Repurchase of stock	(869,392)	(753,202)
Distributions to noncontrolling interests	(491,611)	(529,055)

Net cash used by financing activities	(5,380,167)	(1,437,069)

Net increase (decrease) in cash	465,380	(770,947)
Cash beginning of period	2,209,060	2,980,007

Cash end of period	$2,674,440	$2,209,060

Supplemental cash flow information:
Income taxes paid in cash	$225,972	$822,307
Interest paid in cash	$3,067,195	$3,108,962
Non-cash acquisition activities:
Issuance of notes payable for acquisitions	$-	$(5,793,027)
Fair value of liabilities assumed	$-	$(2,095,105)
Non-cash divestiture activities:
Book value of note payable transferred to buyer	$1,771,854	$-
Issuance of note receivable to buyer	$322,963	$-

The accompanying notes are an integral part of the consolidated financial statements.

VCG Holding Corp.

Notes to Consolidated Financial Statements

Index

Note

1.	Description of Business	46
2.	Summary of Significant Accounting Policies	46
3.	Inventories	51
4.	Acquisitions	52
5.	Property and Equipment	53
6.	Goodwill and Other Intangible Assets	54
7.	Other Long Term Assets	55
8.	Accrued Expenses	55
9.	Long-Term Debt	55
10.	Income Taxes	59
11.	Stockholders’ Equity	60
12.	Commitments and Contingencies	62
13.	Fair Value Disclosure	67
14.	Subsequent Events	68

VCG Holding Corp.

Notes to Consolidated Financial Statements

1)	Description of Business

VCG Holding Corp. (the “Company”) is in the business of acquiring, owning, and operating nightclubs, which provide premium quality live adult entertainment, restaurant, and beverage services in an up-scale environment. As of December 31, 2009, the Company, through its subsidiaries, owns and operates twenty nightclubs in Indiana, Illinois, Colorado, Texas, North Carolina, Minnesota, Kentucky, Maine, Florida, and California. The Company operates in one reportable segment.

2)	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries and a consolidated variable interest entity. All inter-company balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period and certain financial statement disclosures. As discussed below, the Company’s most significant estimates include those made in connection with the valuation of property and equipment, intangible assets, goodwill, and the accrual of certain liabilities. Actual results could differ materially from these estimates.

Cash

Substantially all of the Company’s cash is held by one bank located in Colorado. The Company does not believe that, as a result of this concentration, it is subject to any financial risk beyond the normal risk associated with commercial banking relationships.

Asset Held for Sale

Asset held for sale in 2008 consisted of an employee house, purchased by the Company when the employee was transferred to a new nightclub in a new state. The house was sold in 2009 for $107,326.

Other Receivables

Other receivables at December 31, 2009 consist of approximately $151,000 deposit due from a cancelled acquisition, $56,000 from the sale of the Arizona land and building, various small receivable amounts due from property insurance damage claims, credit card fees, and employee advances. The December 31, 2008 balance includes small receivable amounts for property taxes, credit card fees, and employee advances.

Income Tax Receivable

Income tax receivable is the amount due from the IRS for overpayment of estimated income tax deposits made during the year shown. This amount is applied against the first estimated tax deposit due in the next fiscal year.

Inventories

Inventories include alcoholic beverages, food, and Company merchandise. Inventories are stated at the lower of cost or market, where cost is determined by using first-in, first-out method.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Prepaid Expenses

Prepaid expenses represent expenses paid prior to the receipt of the related goods or services. The balance consists primarily of prepaid rent, liquor and other license fees, prepaid memberships and prepaid insurance premiums for the corporate office, and various nightclubs.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated life, listed below.

Years

Buildings	39
Leasehold improvements	The shorter of useful life or lease term
Vehicles	5
Computers and software	5
Equipment	3 – 10
Furniture and Fixtures	3 – 7
Signs	10

Expenditures for maintenance and repairs are charged to expense as incurred. When an asset is sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in the consolidated statement of operations for the respective period.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value (see Note 5).

Goodwill

The excess of the purchase over the fair value of assets acquired and liabilities assumed in purchase business combinations is classified as goodwill. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other (“ASC 350”), the Company does not amortize goodwill, but performs impairment tests of the carrying value at least annually. The Company tests goodwill for impairment at the “nightclub” or “reporting unit” level, which is one level below the operating segment.

Intangible Assets

Indefinite life intangible assets, which are stated at cost, are composed of liquor and cabaret or sexually oriented business licenses and trade names. Finite lived assets include non-compete agreements, which are stated at cost less accumulated amortization. Amortization is computed on the straight-line method over term of the non-compete agreement. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Indefinite life intangible assets are tested annually and individually for impairment in accordance with ASC 350, for impairment. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.

Favorable Lease Rights and Unfavorable Lease Rights

Favorable lease rights and unfavorable lease liabilities resulted from the fair value analysis of nightclub acquisitions. A favorable lease right occurs when the acquired lease is below market at the time of acquisition. An

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

unfavorable lease right occurs when the acquired lease payments are above market. The balance is amortized ratably into rent expense over the expected lease term, which includes expected renewals.

Deferred Revenue

Deferred revenue consists of the unearned portion of VIP room memberships. VIP room memberships are amortized into revenues ratably over the one-year life of membership from the date of purchase.

Deferred Rent

In accordance with FASB ASC Topic 840, Leases (“ASC 840”), the Company expenses rent on a straight-line basis over the expected lease term, which includes expected renewals.

Revenue Recognition

The Company’s revenues from nightclubs include funds received from the sale of alcoholic beverages, food, and merchandise, service and other revenues. The Company recognizes sales revenue at point-of-sale upon receipt of cash, check, or charge card. Service revenues include entertainer payments to perform at the Company’s nightclubs, customer admission fees, customer payments for tabs and tip charges, dance dollar payments, and suite rental fees. Service revenue is collected and recorded as revenue on a daily basis when received and earned.

Other income is comprised of fees charged for usage of ATM machines located in nightclubs, credit card charges, VIP memberships, valet parking fees, various fees at nightclubs for services and special events, and rental income from third party tenants at certain nightclubs. Other Income also includes non-club revenue of rent received from unrelated third parties in Indianapolis and Phoenix.

Advertising Cost

Advertising costs are expensed as incurred and are included in selling, general, and administrative expense.

Stock-Based Compensation

At December 31, 2009, the Company had stock options outstanding, which are described in Note 11. The Company recognizes stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award. The compensation expense is recognized over the period an employee is required to provide service in exchange for the award, referred to as the requisite service period.

Income Taxes

Income taxes are recorded in accordance with the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”). Pursuant to ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

ASC 740 clarified the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribed a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result, the Company has applied a more-likely-than-not recognition threshold for all tax uncertainties. ASC 740 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the various taxing authorities.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

The company files tax returns in the U.S. Federal and various state jurisdictions. The company is no longer subject to U.S. Federal income tax examinations for years prior to 2006 and state and local income tax examinations by tax authorities for years prior to 2005. Penalties, if any, related to unrecognized tax liabilities are in other general and administrative on the Statement of Operations. Interest expense, if any, related to unrecognized tax liabilities are in interest expense on the Statement of Operations.

Earnings per Share

In accordance with FASB ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of the incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted earnings (loss) per share calculation to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted weighted average shares outstanding:

	Years Ended December 31,
	2009	2008

Net income	$735,691	$(30,710,794)

Basic weighted average shares outstanding	17,541,376	17,925,132
Effect of dilutive securities:
Stock warrants	-	221,817
Stock options	-	-

Dilutive weighted average shares outstanding	17,541,376	18,146,949

Earnings per share:
Basic	$0.04	$(1.71)

Diluted	$0.04	$(1.69)

The Company has excluded 262,500 and 300,500 stock options from its calculation of the effect of dilutive securities in 2009 and 2008, respectively, as they represent anti-dilutive stock options.

The Company has also excluded 325,376 warrants from its calculation of the effect of dilutive securities in 2009, as they represent anti-dilutive warrants.

Reclassifications

Certain and significant prior year amounts have been reclassified to conform to the current period presentation.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, and accounts payable approximates fair value due to the short-term nature of these instruments. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at rates that approximate market interest rates for similar debt instruments.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codificationtm (the “Codification”) as the single source of authoritative U.S. GAAP recognized by

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. We have conformed the references in the notes to our financial statements to the new Codification.

In April 2009, the FASB issued an update to FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. Additional disclosures are required regarding fair value in interim and annual reports. These provisions are effective for interim and annual periods ending after June 15, 2009.

In April 2009, the FASB issued an update to FASB ASC Topic 805, Business Combinations (“ASC 805”) authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards. This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This guidance became effective for assets or liabilities arising from contingencies in business combinations that are consummated on or after October 1, 2009. Accordingly, the Company will record and disclose assets acquired and liabilities assumed in a business combination that arises from contingencies under the revised standard for transactions consummated, if any, after October 1, 2009.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes between events requiring recognition in the financial statements from those that may require disclosure in the financial statements. This guidance is effective for interim and annual periods after June 15, 2009. We adopted this guidance for the quarter ended June 30, 2009. The adoption had no impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosure Topic 820, Measuring Liabilities at Fair Value authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This guidance was adopted effective July 1, 2009. The adoption had no impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-04, Accounting for Various Topics — Technical Corrections to SEC Paragraphs. This update provides updates/corrections to various topics of the codification with regards to the SEC’s position on various matters. There is no new guidance, but it includes adjustments to the SEC’s position on already issued updates. Some of the main topics covered are as follows: 1) Requirements for using push down accounting in an acquisition 2) appropriate balance sheet presentation of unvested, forfeitable equity instruments, which are issued to nonemployees as consideration for future services, and 3) intangible assets arising from insurance contracts acquired in a business combination. The corrections are applicable for 2009 since the updates relate to already issued guidance. The adoption had no impact on our consolidated financial statements.

Issued but not yet effective accounting standards

In June 2009, the FASB issued ASC Topic 810, Consolidation authoritative guidance to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

guidance requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. It requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This guidance is effective for fiscal years beginning after November 15, 2009. VCG is currently assessing the impact that this guidance may have on its Consolidated Financial Statements.

In June 2009, the FASB issued ASC Topic 860, Transfers and Servicing authoritative guidance to improve information and disclosures related to the transfers of financial assets, including securitization transactions, and the continuing risk exposures related to transferred financial assets. The concept of a “qualifying special-purpose entity” is eliminated and the requirements for derecognizing financial assets have been modified. This guidance will be effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this new guidance will have a significant impact on our Consolidated Financial Statements.

Management has reviewed and continues to monitor the pronouncements of the various financial and regulatory agencies and is currently not aware of any other pronouncements that could have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Consolidation of Variable Interest Entities

During 2007, the Company became the .01% General Partner of 4th Street Limited Partnership LLLP (“4th Street”), a limited liability limited partnership that owns a building in Minneapolis, MN that is rented by the Minneapolis nightclub operated by the Company. The land and building, which had a net book value of approximately $2,844,000 and $2,896,000 at December 31, 2009 and 2008, respectively, represent the only assets held by 4th Street. The lease term is for 17 years. The majority of the 99.9% limited partner interests are held by related parties, ranging from note holder, to stockholders and Directors. Under the terms of the 4th Street partnership agreement, profits and losses and cash flows are allocated between the General and the Limited Partners based on their respective ownership percentages.

The Company has considered the provisions of FASB ASC Topic 810, Consolidation (“ASC 810”) and has determined the following:

•	the Limited Partners have very limited rights with respect to the management and control of 4th Street;

•	the Company is the General Partner; and therefore, has control of the partnership;

•	the Company is the Primary Beneficiary;

•	the Company has determined that 4th Street is a variable interest entity; and

•	therefore, the Company has consolidated 4th Street’s assets and included its equity as noncontrolling interest on the consolidated balance sheet.

The Company has reviewed the provisions of FASB ASC Topic 360-20, Real Estate Sales (“ASC 360-20”) as it relates to accounting for the noncontrolling interest attributable to the Limited Partners and has determined that the interest should not be accounted for using the financing method.

3)	Inventories

Inventories consist of beverages, food, tobacco products and merchandise. All are valued at the lower of cost or market.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

	December 31
	2009	2008

Food and beverage	$823,165	$841,154
Tobacco and merchandise	103,156	107,934

Total	$926,321	$949,088

4)	Acquisitions

On April 14, 2008, the Company acquired 100% of the common stock of Manana Entertainment, Inc. (“Manana”) and the building in which Manana operates Jaguar’s Gold Club of Dallas for total cash consideration of $4,093,525 and a 12% promissory note in the amount of $2,500,000. The total purchase price of $6,593,525, including direct acquisition costs of $307,914, was allocated to the acquired assets and liabilities as set forth in the following table:

Cash	$32,000
Inventories	4,523
Property and equipment	3,166,440
Deposits and other assets	25,000
Goodwill	2,259,581
Licenses	3,501,000
Non-compete agreement	8,000
Unfavorable lease right	(1,390,000)
Deferred income taxes	(705,105)

Purchase price	$6,901,439

Goodwill is not amortizable for tax purposes.

On July 28, 2008, the Company acquired the assets of VCG-IS LLC (“VCG-IS”) for cash consideration of $4,005,000 and an 8% promissory note in the principal amount of $3,293,027. VCG-IS operates Imperial Showgirls Gentlemen’s Club in Anaheim, CA. The total purchase price of $7,293,027, including direct acquisition costs of $321,643, was allocated to the acquired assets and liabilities as set forth in the following table:

Property and equipment	$160,633
Deposits and other assets	7,000
Goodwill	380,037
Trade name	276,000
Licenses	6,546,000
Favorable lease right	250,000

Purchase price	$7,619,670

The total amount of goodwill amortizable over 15 years for tax purposes is $380,000.

The following pro forma financial information includes the consolidated results of operations as if the 2008 acquisitions had occurred at January 1, 2008, but do not purport to be indicative of the results that would have occurred has the acquisitions been made as of that date or of results which may occur in the future.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

December 31,
Pro forma	2008

Revenue	$59,816,000
Net income (loss)	(29,800,000)
Earnings per share
Basic	$(1.66)
Diluted	$(1.64)

5)	Property and Equipment

The Company’s property and equipment consists of the following:

	December 31,
	2009	2008

Land	$500,000	$856,737
Buildings	11,362,143	14,076,390
Leasehold improvements	11,056,795	10,645,692
Equipment	3,138,217	2,470,848
Vehicles	269,503	138,090
Signs	308,819	268,726
Furniture and fixtures	1,993,370	1,918,126
Assets to be placed in service	168,245	-

	28,797,092	30,374,609
Less accumulated depreciation	(5,850,978)	(4,636,221)

Property and equipment, net	$22,946,114	$25,738,388

Depreciation expense was approximately $1,695,000 and $1,678,000 for the years-ended December 31, 2009 and 2008, respectively.

The Company’s land and building in Phoenix was rented by the individual who purchased the operations and ownership interest in our subsidiary Epicurean Enterprises in January 2007. The lessee defaulted on the lease in August 2008. In December 2008, the Company ordered an appraisal of the land and building owned in Phoenix, Arizona. The appraisal was performed by an independent third party real estate appraiser who valued the land and building at $2,600,000. The Company recognized a noncash impairment loss of $1,861,200 on December 31, 2008. On July 31, 2009, the Company sold the building and land in Phoenix to a third party for approximately $2,300,000. The Company recognized a non-cash impairment loss of $268,000 during the second quarter of 2009 and an additional $68,800 in selling expenses in the third quarter 2009. The additional selling expenses were recorded as a loss on the sale of the property.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

6)	Goodwill and Other Intangible Assets

The Company’s definite lived intangible assets consist of the following:

	December 31,
	2009			2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Amortizable intangible assets
Covenant not to compete	$61,694	$(37,796)	$23,898	$61,694	$(20,761)	$40,933
Favorable lease rights	1,820,000	(172,032)	1,647,968	1,820,000	(114,636)	1,705,364

	$1,881,694	$(209,828)	$1,671,866	$1,881,694	$(135,397)	$1,746,297

Amortization expense for the years ended December 31, 2009 and 2008 totaled $74,431 and $98,609, respectively.

At December 31, 2009, definite lived intangible assets are expected to be amortized over a period of one to 24 years as follows:

Year Ending December 31,

2010	$86,927
2011	76,755
2012	75,492
2013	72,292
2014	71,892
Thereafter	1,288,508

$1,671,866

A reconciliation of the activity affecting indefinite lived intangible assets is as follows:

	Goodwill	Licenses	Trade Names

Balance at December 31, 2007	$17,622,000	$53,316,734	$578,000
Club acquisitions in 2008	2,639,618	10,047,000	276,000
Acquisition purchase price adjustments	1,057,898	138,310	-
Component 2 amortization	(144,896)	-	-
2008 impairment charges	(18,721,496)	(27,088,855)	(235,000)

Balance — December 31, 2008	2,453,122	36,413,189	619,000
Component 2 amortization	(157,077)	(5,171)	-
2009 impairment charges	(17,000)	(1,574,000)	(167,000)

Balance at December 31, 2009	$2,279,045	$34,834,018	$452,000

During the year ended December 31, 2009, the Company recorded amortization of component 2 goodwill of $162,248, which reduced the book basis of goodwill by $157,077 and reduced the remaining book basis of licenses by $5,171. During the year ended December 31, 2008, the Company recorded amortization of component 2 goodwill of $144,896, which reduced book basis of goodwill. No impairment on goodwill as taken prior to December 31, 2007. Total accumulated impairment charges are $18,736,496.

In performing the Company’s annual impairment assessment at December 31, 2009 in accordance with ASC Topic 350, the Company recorded a non-cash impairment charge for licenses of $1,574,000 and trade names of

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

$167,000. In addition, the Company evaluated its goodwill at December 31, 2009 and recorded a non-cash impairment charge of $17,000.

For 2008, the Company recorded a non-cash impairment charge for licenses of approximately $27,089,000 and trade names of approximately $235,000. In addition, the Company evaluated its goodwill at December 31, 2008 and recorded a non-cash impairment charge of approximately $18,721,000. The total impairment charge for 2008 was approximately $46,045,000.

The fair values of the licenses, trade names, and the reporting units with the impaired goodwill were based on estimated discounted future net cash flows. These impairment charges are a result of a continued weak economy, which resulted in either zero growth or a reduction of estimated future cash flows at the club level.

7)	Other Long-Term Assets

The Company’s other long-term assets consists of the following:

	December 31,
	2009	2008

Loan fees, net	$108,866	$246,347
Deposits — lease, utility, and taxes	133,127	120,834
Acquisition deposit	-	200,000

	$241,993	$567,181

8)	Accrued Expenses

The Company’s accrued expenses consisted of the following:

	December 31,
	2009	2008

Payroll and related expenses	$1,225,526	$832,802
Sales taxes	282,007	297,449
Property taxes	319,773	375,277
Legal and professional charges	31,344	667,810
Interest	54,772	83,778
Rent	16,627	-

Total	$1,930,049	$2,257,116

9)	Long-Term Debt

The Company’s long-term debt consists of the following:

Related Party

	December 31,
Description of Related Party Debt	2009	2008

Note payable to Lowrie Management LLLP, interest at 10%, due monthly, principal due June 2012, collateralized by general assets of Illinois Restaurant Concepts LP and Denver Restaurant Concepts LP, plus the consent to the transfer of the adult permit and liquor license for both clubs upon default.	$5,700,000	$-

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
Description of Related Party Debt	2009	2008

Note payable to Lowrie Management LLLP, interest at 8.5%, monthly principal and interest payments of $112,841, due January 2013, collateralized by general assets of Illinois Restaurant Concepts, LP and Denver Restaurant Concepts, LP and a security interest in the general assets of VCG Holding Corp. and consent to the transfer of the adult permit and liquor license for both clubs. This loan was consolidated into the new 10% loan in June 2009.	-	4,754,394
Note payable to Lowrie Family Foundation, a corporation controlled by the Company’s Chairman of the Board and Chief Executive Officer, interest at 10%, interest accrued monthly to principal, but no payments, due February 2011, unsecured.	698,934	662,828
Note payable to Lowrie Management LLLP, interest at 10%, due monthly, principal due April 2011, collateralized by the general assets of Denver Restaurant Concepts LP, general assets of Illinois Restaurant Concepts LP, and consent to the transfer of the adult permit and liquor license upon default in the name of Denver Restaurant Concepts LP and RCC LP. This loan was consolidated into the new 10% loan in June 2009.	-	1,335,805
Note payable to the President and Chief Operating Officer with interest at 10%, due monthly, principal due February 2011, unsecured.	100,000	100,000
Note payable to a board member with interest at 10%, due monthly, principal due November 2011, unsecured.	50,000	50,000
Note payable to the mother of the Chairman with interest at 10%, due monthly, principal due February 2011, unsecured.	170,000	170,000
Note payable to the mother of the Chairman, with interest at 10%, monthly principal and interest payments of $3,456.22, due December 2010, unsecured.	36,741	72,571
Note payable to the mother of the Chairman, with interest at 10%, interest accrues monthly to principal, but no payments, due December 2010, unsecured.	25,326	-
Note payable to the sister of Chairman, with interest at 10%, monthly interest payments of $3,167, due February 2010, collateralized by the general assets of Illinois Restaurant Concepts LP and Denver Restaurant Concepts LP and consent to the transfer of the adult permit and liquor license for both clubs upon default. In June 2009, the Company paid this loan in full.	-	380,000
Note payable to an affiliate of a current Board member with interest at 10%, due February 2011, collateralized by a personal guarantee from Mr. Lowrie.	410,084	413,500

Total debt due	7,191,085	7,939,098
Less current portion, related party	(62,067)	(1,024,000)

Total long-term debt, related party	$7,129,018	$6,915,098

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

The rates on all related party transactions are equal to or less than other unsecured or secured notes to unrelated parties.

Third Party

	December 31,
Description of Debt	2009	2008

Note payable to Sunshine Mortgage, interest at 14% fixed, due monthly, periodic principal with balance due December 2011, collateralized by one parcel of real property located in Ft. Worth, TX, the common stock of Kenja II, Inc., 238,000 shares of VCG stock, furniture, fixtures and equipment of Kenja II, Inc. and a guarantee from Lowrie Management LLLP.	$4,700,000	$5,000,000
Loan from Citywide Banks, interest at 7% fixed, monthly principal and interest payments of $76,865 due August 15, 2014, collateralized with a life insurance policy on Troy Lowrie and additional securities owned by Mr. Lowrie.	3,654,865	-
Note payable, interest at 8% fixed, monthly principal and interest payments, due July 2011, collateralized by assets of VCG-IS, LLC.	2,915,386	3,186,835
Note payable to Amfirst Bank, variable interest rate calculated at prime subject to a 6% floor, actual rate of 6% at December 31, 2009, monthly principal and interest payments of approximately $55,898, due November 14, 2014, collateralized by UCC Security Agreement of RCC LP, IRC LP, MRC LP , Platinum of Illinois, Inc., Cardinal Management LP,VCG CO Springs, Inc., VCG Real Estate, Inc., Glendale Restaurant Concepts LP, Glenarm Restaurant LLC, the Indiana building, and a guarantee from Lowrie Management LLLP.	2,844,219	3,325,927
Line of credit from Citywide Banks, variable interest rate calculated at prime subject to a 6% floor, actual rate of 6% at December 31, 2009, due monthly, principal due August 15, 2011, collateralized by Company shares of common stock owned by Lowrie Management LLLP, a life insurance policy on Troy Lowrie, and additional securities owned by Mr. Lowrie.	2,720,000	2,810,000
Note payable, variable interest rate calculated at prime subject to a 6% floor, actual rate of 6% at December 31, 2008, due monthly, periodic principal payments with balance due June 2013, collateralized by a P&A Select Strategy Fund and securities owned by Lowrie Management LLLP. This loan was consolidated into a new loan in August 2009.	-	2,375,138
Note payable to Citywide Banks, interest at 8.5%, monthly principal and interest payments of $36,156 with a balloon payment of $2,062,483 due May 16, 2010, collateralized by securities owned by Lowrie Management LLLP. This note was consolidated on August 15, 2009.	-	2,080,527
Note payable, interest at 12% fixed, monthly principal and interest payments, with periodic principal payments, due May 2010, collateralized by assets of Manana Entertainment, Inc. The Company paid this note in full in September 2009.	-	1,928,410
Note payable, interest at a rate equal to the lesser of(i) twelve percent (12%) or (ii) the rate for ten (10) year Treasury Bills plus four percent (4%). Monthly principal and interest payments of $22,949 due September 2018, collateralized by certain real and personal property of Epicurean. The Company sold the AZ property in July 2009 and transferred this debt to the new owner. VCG agreed to guaranty the Buyer’s performance on the $1,772,000 mortgage note payable. The Buyer and its sole member agreed to indemnify VCG from any losses arising from its guaranty of the same mortgage note.	-	1,847,618

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
Description of Debt	2009	2008

Notes payable to investors, interest at 11%, monthly interest payments, principal due January 2010, collateralized by the general assets of the Company and a guarantee by Mr. Lowrie.	1,400,000	1,400,000
Notes payable, interest at 10% and 11% fixed, monthly interest payments, due November 2010, collateralized by the general assets and cash flow of VCG and 100% stock in Manana Entertainment, Inc.	1,336,529	250,000
Notes payable, interest at 10%, monthly interest payments, principal due between November 2009 and March 2012, unsecured.	1,198,000	1,380,000
Various notes payable, interest at 11% fixed, monthly interest payments, principal due July 2011, collateralized by the general assets and cash flow of VCG and 100% stock in VCG-IS, LLC and a guarantee from Mr. Lowrie.	1,000,000	1,000,000
Note payable, interest at 12% fixed due monthly, periodic principal payments with balance due July 2011, collateralized by one parcel of real property located in Ft. Worth, TX and the common stock of Kenja II, Inc., and a guarantee from Lowrie Management LLLP.	1,000,000	1,000,000
Note payable, interest at 10% fixed, monthly principal and interest payments, due October 2013, unsecured.	214,732	231,957
Note payable to investors, interest at 8.5%, monthly principal and interest payments, due October 20, 2011, collateralized by the general assets of the Company and guaranteed by Mr. Lowrie.	208,295	308,993
Note payable to employee, interest at 10%, due October 2011, unsecured.	186,122	168,480
Auto loans payable, interest at 0%, monthly principal payments, due in May 2012 and October 2015, collateralized by the vehicles purchased.	102,317	-
Note payable, variable interest rate calculated at prime subject to a 6% floor, actual rate of 6% at December 31, 2009, due monthly, principal and interest due January 2011, unsecured.	75,833	145,833
Note payable, variable interest rate calculated at prime subject to a 6% floor, actual rate of 6% at December 31, 2009, principal and interest payments, due December 2009, unsecured.	-	78,393

Total debt due	23,556,298	28,518,111
Less current portion	(3,805,277)	(2,602,000)

Total long-term debt	$19,751,021	$25,916,111

In conjunction with the refinancing of the two Citywide notes in August 2009, two covenants were added. The first new covenant requires acquisitions or additional indebtedness of equal to or in excess of $1,000,000 be pre-approved by Citywide Banks. The second new covenant is a financial ratio covenant. This covenant requires the quarterly calculation of net cash flow to debt service in a ratio greater than or equal to 1.2 to 1.0. Net cash flow is defined as income attributable to the Company plus depreciation, amortization and interest expense. Net profit excludes any intangible impairments and related tax effects. The Company has been in compliance with all covenants for the year ended December 31, 2009.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

The table below shows the future maturities of the principal amount of the related party and third party long-term debt as of December 31, 2009, including the new note of $100,000 disclosed in the subsequent events footnote:

2010	$3,867,344
2011	16,942,568
2012	7,207,409
2013	1,622,791
2014	1,198,348
Thereafter	8,923

$30,847,383

At December 31, 2009, the Company still had $1,280,000 of available and unused funding on its revolving line of credit. Management believes the carrying amount of our fixed rate debt approximates the fair value at December 31, 2009.

10)	Income Taxes

A reconciliation of the Company’s effective income tax rate and the United States Federal statutory rate is as follows:

	Year Ended December 31,
	2009	2008

United States federal statutory rate	34.0%	(34.0)%
State income taxes, net of Federal income tax benefit	5.2	(3.8)
Permanent differences	22.6	1.9
Utilization of net operating loss	-	(0.4)
Tax credits	(37.5)	(1.0)
Impairment of nondeductible goodwill	-	9.7
Other	(2.4)	0.8

	21.9%	(26.8)%

The Company is entitled to a tax credit for the social security and medicare taxes paid by the Company on its employees’ tip income. This tip tax credit is subject to carry back and carry forward provisions of the Internal Revenue Code. At December 31, 2009 and 2008, the Company has unused tip tax credits of $582,000 and $256,000, respectively, which expire in 2029.

At December 31, 2009 and 2008, total deferred tax assets, liabilities, and valuation allowance are as follows:

	December 31,
	2009	2008

Licenses, goodwill and other intangible assets	$1,195,738	$1,170,697
Favorable/unfavorable leases, net	1,866,569	2,718,507
Property and equipment	(819,743)	(26,868)
Accrued cost	76,920	100,105
Net operating loss carryforwards	1,017,181	21,539
Tax credits	581,928	255,613

Net deferred tax asset	$3,918,593	$4,239,593

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

The Company has a tax net operating loss carry forward of approximately $2,608,000 as of December 31, 2009, which expires in 2029. Because the Company anticipates being profitable in the future and anticipates being able to utilize its deferred tax assets, no valuation allowance was recorded at December 31, 2009.

We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations or cash flow. Interest and penalties paid in 2009 and 2008 totaled $14,469 and $0, respectively.

The company files tax returns in the U.S. Federal and various state jurisdictions. The company is no longer subject to U.S. Federal income tax examinations for years prior to 2006 and state and local income tax examinations by tax authorities for years prior to 2005.

11)	Stockholders’ Equity

Common Stock

Holders of the Company’s common stock are entitled to one vote for each share held of record on all matters. Since the Company’s common stock does not have cumulative voting rights, the holders of shares having more than 50% of the voting power, if they choose to do so, may elect all Directors and the holders of the remaining shares would not be able to elect any Directors. In the event of a voluntary or involuntary liquidation of our Company, all stockholders are entitled to a prorated distribution of the Company’s assets remaining after payment of claims by creditors and liquidation preferences of any preferred stock. Holders of the Company’s common stock have no conversion, redemption, or sinking fund rights. All of the outstanding shares of common stock are fully paid and non-assessable.

Preferred Stock

The Board, without further action by the stockholders, is authorized to issue up to 1,000,000 shares of Preferred Stock in one or more series. The Board may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preferences. Because of its broad discretion with respect to the creation and issuance of preferred stock without stockholder approval, the Board could adversely affect the voting power of the holders of our common stock and, by issuing shares of Preferred Stock with certain voting, conversion and/or redemption rights, could delay, defer, or prevent an attempt to obtain control of the Company. The Board has authorized the sale of 1,000,000 shares of Class A Preferred. As of December 31, 2009 and 2008, none of the Company’s Series A Preferred Stock was outstanding.

Stock Option and Stock Bonus Plans

The Company’s stockholders have approved (i) the 2002 Stock Option and Stock Bonus Plan, (ii) the 2003 Stock Option and Stock Bonus Plan, and (iii) the 2004 Stock Option and Appreciation Rights Plan (collectively, “the Plans”). Under each of the Plans, the Company may grant to designated employees, officers, Directors, advisors, and independent contractors incentive stock options, nonqualified stock options, and stock. If options granted under the Plans expire, or are terminated for any reason without being exercised, or bonus shares are forfeited, the shares underlying such option and/or bonus shares will become available again for issuance under the applicable Plan.

The Compensation Committee and/or the Board determines which individuals will receive grants, the type, size and terms of the grants, the time when the grants are made, and the duration of any applicable exercise or restriction period, including the criteria for vesting and the acceleration of vesting, and the total number of shares of common stock available for grants.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

The stock awards issued under the Plans as of December 31, 2009 were:

				Shares to be	Shares
				Issued Upon	Remaining
				Exercise of	Available for
	Shares	Shares	Available	Outstanding	Future
	Authorized	Granted	for Grant	Options	Issuance

2002 Stock Option and Stock Bonus Plan	700,000	699,776	224	-	224
2003 Stock Option and Stock Bonus Plan	250,000	247,292	2,708	-	2,708
2004 Stock Option and Appreciation Rights Plan	1,000,000	93,333	906,667	262,500	644,167

	1,950,000	1,040,401	909,599	262,500	647,099

For the year-ended December 31, 2009, the Company did not issue any stock.

The following is a summary of all stock option transactions under the 2004 Stock Option Plan for the years ended December 31, 2009 and 2008:

		Weighted-Average
	Options	Exercise Price

Outstanding at December 31, 2007	188,000	$10.00
Granted above fair market value	167,000	11.95
Exercised	-	-
Forfeited	(54,500)	11.21

Outstanding at December 31, 2008	300,500	$10.37
Granted	-	-
Exercised	-	-
Forfeited	(38,000)	11.42

Outstanding at December 31, 2009	262,500	$10.21

Exercisable at December 31, 2009	-	-

As of December 31, 2009, the range of exercise prices for outstanding options was $6.00 — $13.00. The weighted average remaining contractual term as of December 31, 2009 is 7.7 years for the outstanding options under the Plans. There is no aggregate intrinsic value as of December 31, 2009 because the fair market value of the outstanding options is below the weighted average exercise price.

Employee stock options are subject to cancellation upon termination of employment and expire ten years from the date of grant. The options generally vest 20% on the third anniversary and 40% each on the fifth and seventh anniversaries of the date of grant. Options have historically been granted at an exercise price significantly above the fair market value of the common stock covered by the option on the grant date.

Valuation and Assumptions

The Company adopted FASB ASC Topic 718, Stock Compensation (“ASC 718”), upon its initial stock option issuance in April 2007. A transition method was not required since there were no outstanding stock options. The Company used the Black-Scholes Option Pricing Model to determine the fair value of option grants, using the assumptions noted in the following table. Expected volatility was calculated using the Company’s historical stock prices since it became public in October 2003, averaged with a peer-group’s historical volatility for the one to two

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

years prior to 2003 needed to reflect the six year expected life. The expected option life was determined using the simplified method and represents the period of time that options granted are expected to be outstanding.

	Option Grant Year
	2008	2007

Expected life in years	6.07	6.07
Weighted average expected volatility	62%	61%
Weighted average risk free rates	3.5%	4.6%
Dividend yield	-	-
Weighted average grant date fair value	$5.25	$4.89

For the years ended December 31, 2009 and 2008, compensation cost charged against income was $142,095 and $233,634, respectively. At December 31, 2009, there was $800,125 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. The assumption for forfeitures increased during 2009 from 16% to 25% based upon the Company’s actual forfeitures. This cost is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately six years.

Stock Warrants

The Company issued stock warrants in 2004 and 2006.  The warrants were exercisable at a range of prices between $2.00 — $4.00. Each warrant was exercisable into one share of the Company’s common stock, subject to certain adjustments and was in certain circumstances exercisable on a cashless basis. At December 31, 2008, the Company had warrants representing an aggregate of 325,376 warrants outstanding after 167,000 warrants were exercised. In 2009 no warrants were exercised and all unexercised warrants expired in November 2009. There are no warrants outstanding at December 31, 2009. Amortization of warrants issued for services totaled $102,288 and $122,745 for the years ended December 31, 2009 and 2008, respectively.

12)	Commitments and Contingencies

Operating Leases

The Company conducts a major part of its nightclub operations from 16 leased facilities, including three under related party leases, and two land leases. The buildings are under non-cancellable operating leases that expire between January 2015 and January 2062. Most of the operating leases contain provisions where the Company can, at the end of the initial lease term, extend the lease term for between two and 12 additional five or ten-year periods, with fixed rent increases. The land leases expire between April 2012 and September 2012, but can be extended for four additional five-year terms and 12 additional five-year terms, respectively. In virtually all cases, the Company expects that in the normal course of business, the leases will be renewed for the maximum lease option term. The Company also leases office space in Colorado for the Company’s headquarter location.

Total rent expense for all leased facilities for the year ended December 31, 2009 was approximately $5,855,000, of which $418,500 was paid to Lowrie Management LLLP. Rent expense for the year ended December 31, 2008 was approximately $5,798,000 of which $414,000 was paid to Lowrie Management LLLP.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Future minimum lease payments as of December 31, 2009 are set forth in the following table:

Year Ended December 31,	Related Party	Third Party	Total

2010	$462,000	$3,311,720	$3,773,720
2011	462,000	3,353,037	3,815,037
2012	477,000	3,416,601	3,893,601
2013	477,000	3,489,958	3,966,958
2014	481,500	3,535,118	4,016,618
Thereafter	9,180,000	73,618,758	82,798,758

Total minimum lease payments	$11,539,500	$90,725,192	$102,264,692

The Company’s leases typically require that it pay real estate taxes, insurance, and maintenance costs in addition to the minimum rental payments included in the above table. Such costs vary from year to year and totaled $856,000 for 2009 and $805,000 for 2008.

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

The Company leased the Arizona building and land to the purchaser of Epicurean Enterprises, LLC for $20,000 per month, actually collecting $140,000 in 2008. The lessee defaulted on the lease in August 2008 and the Company fully reserved as bad debt the remaining rent payments due for 2008. The Company did not receive rent from this lessee in 2009. The property was sold in July 2009.

The Company subleases unused space in the buildings that also house clubs in Indianapolis and Denver. These are operating leases with a contract for the first year, and switching to a month-to-month basis thereafter. Rental income earned from the Indianapolis facility totaled $71,475 in 2009 and $20,365 in 2008. This 2008 lessee vacated the Indianapolis facility in March 2009. Another tenant moved in beginning April 2009 at the rate of $6,720 per month, increasing to $9,100 per month after September 1, 2009. The new lease is for 12 months and month-to-month thereafter.

Legal Proceedings

Thee Dollhouse Productions Litigation

On or around July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in District Court, 191 Judicial District, of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. The lawsuit alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale and misappropriated Mr. Peter’s purported trade secrets. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an Order granting Summary Judgment to VCG and dismissed Mr. Peter’s claims in their entirety. The Court found that as a matter of law, VCG did not tortiously interfere with Mr. Peter’s contract with Regale and further found that VCG did not misappropriate trade secrets. Mr. Peters did not appeal that ruling and as such, the federal proceedings have concluded.

Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration on June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale filed a Motion to Stay Arbitration which was granted in part and denied in part, with the Court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to their contract. The arbitration was originally scheduled for late October 2009, however due to illness of one of the principals of the claimant, the arbitration has been adjourned to April 26, 2010. The Company has not accrued any funds for the settlement of this litigation, as the outcome of this dispute cannot be predicted. The Company’s or a successor entity’s, indemnification obligation to Regale will continue even if any of the proposed sale transactions or an alternative transactions is consummated.

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

On July 21, 2009, the Court denied Zajkowski’s and the other Plaintiffs’ Motion for Class Certification. Zajkowski appealed that decision to the Minnesota Court of Appeals and on September 22, 2009, the Court of Appeals denied Plaintiffs request for discretionary review. Plaintiffs have indicated that they do not intend to seek leave to appeal from the Minnesota Supreme Court. The parties have held mediation in November 2009 and the case was resolved. The settlement terms, including the amounts, are confidential. The lawsuit has now been dismissed, with prejudice. All related costs have been accrued or paid as of December 31, 2009.

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

The Company has filed a lawsuit to demand repayment of the paid taxes. On June 5, 2009, the Court of Appeals for the Third District (Austin) affirmed the District Court’s judgment that the Sexually Oriented Business Fee violated the First Amendment to the U.S. Constitution. The State of Texas appealed the Court of Appeals ruling to the Texas Supreme Court. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits. The State’s brief was filed on September 25, 2009 and the Texas Entertainment Association’s brief was filed on October 15, 2009. On February 12, 2010 the Texas Supreme Court granted the State’s Petition for Review and set oral arguments for March 25, 2010.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

The Company has expensed approximately $290,000 for the year ended December 31, 2009 and $203,000 for the year ended December 31, 2008 for the Texas Patron Tax. The Company accrued, but did not pay the fourth           quarter estimated tax liability of $71,000. The Company has paid, under protest, approximately $422,000 with the State of Texas for the two year period.

Department of Labor and Immigration and Customs Enforcement Reviews

United States Department of Labor (“DOL”) Audit (PT’s Showclub)

In October 2008, PT’s® Showclub in Louisville, KY was required to conduct a self-audit of employee payroll by the DOL. After an extensive self-audit, it was determined that (a) the club incorrectly paid certain employees for hours worked and minimum wage amounts and (b) the club incorrectly charged certain minimum wage employees for their uniforms. As a result, the DOL required that the club issue back pay and refund uniform expenses to qualified employees at a total cost of $14,439.

In March 2009, VCG was placed under a similar nationwide DOL audit for all nightclub locations and its corporate office. All locations completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. This case is still in the investigatory state and no final determination can be made at this time of an unfavorable outcome or any potential liability. After discussion with outside legal counsel on this case, the Company has accrued $200,000 as of December 31, 2009 for potential wage/hour violations. A summary meeting has tentatively been scheduled with the DOL and counsel on March 15, 2010 to finalize the liability. The Company believes it has corrected all processes that resulted in the potential violations.

Immigration and Customs Enforcement (“ICE”) Reviews

On June 30, 2009, PT’s® Showclub in Portland, Maine was served a subpoena by ICE requesting documents to conduct an I-9 audit. ICE requested all original I-9’s for both current and past employees from September 14, 2007 (club acquisition date) to June 30, 2009. ICE conducted the audit to ensure proper use of the I-9 form to confirm that the club verified employees’ right to work in the United States. The club complied with the subpoena submitting all requested documents by July 16, 2009. As of March 12, 2010, ICE is still reviewing the requested documents. This matter is still in its investigatory stage and no determination of potential violations or liability has been made. No amounts have been accrued related to this audit. While ICE initially discussed taking this audit to all clubs, no formal actions have been taken by ICE to begin that process. This audit is still isolated to Maine.

Internal Revenue Service

The IRS audited PT’s® Showclub in Denver for the years 2006, 2007, and 2008 to determine tip reporting compliance. Every business with customary tipping must report annually on Form 8027 the total sales from food and beverage operations, charge sales, total tips reported, and charge tips reported. The audit was based upon this Form to determine compliance with the amended Section 3121(q) of the Internal Revenue Code. The audit was conducted by an examining agent in Denver in August and September 2009. The audit focused on the data reported on Form 8027 and related underlying documentation. It included the agent examining information contained in the daily sales packages generated by the club.

The audit resulted in a determination that cash tips for that club were under-reported in the three years examined. The tax assessed as a result of this under-reporting was $61,500. Penalties and interest were not assessed. The IRS auditor indicated that all other clubs would be audited and recommended that a Point of Sale (“POS”) system should be installed in every club to ensure compliance with IRS regulations. Upon completion of this audit, the Company began an intensive self-audit for the three year period using the same procedures followed by the IRS agent. This resulted in an initial accrual of $394,000 in estimated taxes to cover the estimated liability as of September 30, 2009. Subsequent discussions with the IRS agent removed 2006 from the audit period, replacing that year with 2009. The Company has submitted workpapers prepared for the self-assessment to the IRS agent for the

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

periods 2007, 2008, and 2009. The agent has tentatively indicated that these workpapers and test period could be used to determine the ultimate tip reporting rate by club. As a result of the completion of the self-assessment process for the three years under examination, the Company has reduced the estimated liability by $187,000 to approximately $207,000 as of December 31, 2009.

Litigation Associated with the Proposed Going Private Transaction

In connection with the Proposal concerning the proposed Going Private Transaction, the Company has been served with three complaints filed by various plaintiffs, alleging that they bring purported derivative and class action lawsuits against the Company and each of the individual members of the Board on behalf of themselves and all others similarly situated and derivatively on behalf of the Company, which previously have been reported in the Company’s Current Reports on Form 8-K (filed with the SEC on November 19, 2009, November 24, 2009 and December 7, 2009).

On November 13, 2009, the Company was served with a complaint filed by David Cohen in the District Court in Jefferson County, Colorado. In the complaint, Mr. Cohen alleges that he brings the purported class action lawsuit against the Company and each of the individual members of the Board on behalf of the Company’s stockholders. The complaint alleges, among other things, that Troy Lowrie, the Company’s Chairman of the Board and Chief Executive Officer, has conflicts of interest with respect to the Proposal and that in connection with the Board’s evaluation of the Proposal, the individual defendants have breached their fiduciary duties under Colorado law. The complaint seeks, among other things, certification of Mr. Cohen as class representative, either an injunction enjoining the defendants from consummating or closing the Going Private Transaction, or if the Going Private Transaction is consummated, rescission of the Going Private Transaction, an award of damages in an amount to be determined at trial and an award of reasonable attorneys’ and experts’ fees.

On November 20, 2009, the Company was served with a complaint filed by Gene Harris and William C. Steppacher, Jr. in the District Court in Jefferson County, Colorado. In the complaint, the plaintiffs purport to bring a derivative and class action lawsuit against the Company and each of the individual members of the Board on behalf of themselves and all others similarly situated and derivatively on behalf of the Company. The complaint alleges, among other things, that Mr. Lowrie has conflicts of interest with respect to the Proposal and that the individual defendants have breached their fiduciary duties under Colorado law in connection with the Proposal. The complaint seeks, among other things, certification of the plaintiffs as class representatives, an injunction directing the Board members to comply with their fiduciary duties, an accounting to the plaintiffs and the class for alleged damages suffered or to be suffered based on the conduct described in the complaint, an award of the costs and disbursements of maintaining the action, including reasonable attorneys’ and experts’ fees, and such other relief the court deems just and proper.

On December 3, 2009, the Company was served with a complaint filed by David J. Sutton and Sandra Sutton in the District Court in Jefferson County, Colorado. In the complaint, the plaintiffs purport to bring a class action lawsuit against the Company and each of the individual members of the Board on behalf of themselves and all others similarly situated. The complaint alleges, among other things, that Mr. Lowrie has conflicts of interest with respect to the Proposal and that the individual defendants have breached their fiduciary duties under Colorado law in connection with the Proposal. The complaint seeks, among other things, certification of the plaintiffs as class representatives, an injunction directing the Board to comply with their fiduciary duties and enjoining the Board from consummating the Proposal, imposition of a constructive trust in favor of the plaintiffs and the class upon any benefits improperly received by the defendants, an award of the costs and disbursements of maintaining the action, including reasonable attorneys’ and experts’ fees, and such other relief the court deems just and proper.

The plaintiffs in the three lawsuits have moved to consolidate all three of the lawsuits (the “Class Action and Derivative Suits”) into one suit together with a fourth lawsuit arising out of the Proposal for the proposed Going Private Transaction, in which the Company was not named as a defendant, filed on December 11, 2009 by Brandon Ostry in the District Court in Jefferson County, Colorado against Mr. Lowrie and Lowrie Management, LLLP. The

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

Company provided additional details on the Ostry lawsuit in its Current Report on Form 8-K filed with the SEC on December 17, 2009. The court has indicated that it will consider the consolidation motion if and when the plaintiffs move for class certification. As of the date hereof, the plaintiffs have not yet moved for class certification.

As of the date hereof, the Company believes that the allegations made in each of the Class Action and Derivative Suits are baseless and the Company intends to vigorously defend itself. The Company has not accrued any reserves for damages or for the settlement of these lawsuits as the outcome of the disputes cannot be predicted. Further, the uncertainty over the potential outcome of the Class Action and Derivative Suits has increased in light of subsequent events. As described elsewhere in this Annual Report on Form 10-K, on December 16, 2009, the Special Committee of the Company’s Board rejected the Proposal concerning the proposed Going Private Transaction as then-currently inadequate and, as previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010, on February 17, 2010, the Company entered into the Letter of Intent with Rick’s concerning the proposed Merger. Currently, the Class Action and Derivative Suits only pertain to the Proposal for the proposed Going Private Transaction and not the proposed Merger. However, it is possible that the plaintiffs in the Class Action and Derivative Suits will attempt to amend their complaints to make claims related to the proposed Merger or that these plaintiffs or others persons may file one or more new lawsuits related to it.

Pursuant to the terms of the Company’s Articles of Incorporation and stand-alone indemnification agreement the Company has entered into with its Directors and executive officers, the Company may be required to advance expenses to and indemnify the Directors and Mr. Lowrie from expenses involved in defending against the lawsuits described above. The Company has discussed the risks and costs associated with such indemnification under the heading “Risk Factors.”

The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.

13)	Fair Value of Financial Instruments

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. We adopted ASC 820-10 on January 1, 2008. This guidance defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Unobservable inputs that are not corroborated by market data.

The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments. As of December 31, 2009 and 2008, our total debt was approximately $30,747,000 and $36,457,000; respectively. The total debt had a fair value of $29,748,000 and $36,396,000 at December 31, 2009 and 2008; respectively. The fair value of the debt was estimated using significant unobservable inputs (Level 3) and was computed using a discounted cash flow model using estimated market rates, adjusted for our credit risk as of December 31, 2009 and 2008.

Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825-10, Financial Instruments. The estimated fair value amounts have been determined using

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008.

14)	Subsequent Events

Long-term debt

In January 2010, the Company entered into a 10% fixed note with an individual in the amount of $100,000. The note is unsecured, interest only, and due January 2011.

Potential Sale of the Company

As previously reported on the Company’s Current Reports on Form 8-K (filed with the Securities and Exchange Commission (“SEC”) on November 4, 2009, November 19, 2009, November 25, 2009, December 7, 2009 and December 17, 2009), on November 3, 2009, the Company received a non-binding letter of intent (the “Proposal”) from the Company’s Chairman and CEO, Troy Lowrie, Lowrie Management, LLLP, an entity controlled by Mr. Lowrie, and certain other unidentified investors (collectively, the “Lowrie Investors”), to acquire all of the outstanding common stock of the Company for $2.10 per share in cash (the “Going Private Transaction”). The Proposal contemplated that the Company would no longer be a public reporting or trading company following the closing of the Going Private Transaction. In response to the Proposal, the Board formed a Special Committee consisting solely of directors who are independent under the NASDAQ Global Market (“NASDAQ”) independence rules to review and evaluate the Proposal. The Special Committee was formed in order to properly and fairly represent the best interests of the Company’s stockholders in a full and diligent evaluation of the Proposal and any alternatives thereto in order to maximize stockholder value. The members of the Special Committee are George Sawicki, Kenton Sieckman and Carolyn Romero CPA. The Special Committee retained a financial advisor and independent legal counsel to assist the Special Committee in its evaluation of the Proposal and alternatives thereto. On December 16, 2009, the Special Committee informed the Lowrie Investors that it had determined, with input from its advisors, that the terms of the Proposal were currently inadequate, and the Special Committee directed its financial advisors to contact any parties that had either previously expressed an interest or might potentially be interested in pursuing a transaction with the Company.

In connection with the Proposal, the Company has been served with three complaints (the “Complaints”) filed by various plaintiffs, alleging that they bring purported derivative and class action lawsuits against the Company and each of the individual members of the Board on behalf of themselves and all others similarly situated and derivatively on behalf of the Company, which previously have been reported in the Company’s Current Reports on Form 8-K (filed with the SEC on November 19, 2009, November 24, 2009 and December 7, 2009). The Complaints allege, among other things, that the consideration in the Proposal is inadequate, that Mr. Lowrie has conflicts of interest with respect to the Proposal and that in connection with the Board’s evaluation of the Proposal, the individual defendants have breached their fiduciary duties under Colorado law. The Complaints seek, among other things, certification of the individual plaintiffs as a class representative, either an injunction enjoining the defendants from consummating or closing the Going Private Transaction, or if the Going Private Transaction is consummated, rescission of the Going Private Transaction, an injunction directing the Board members to comply with their fiduciary duties, an award of damages in an amount to be determined at trial, an accounting to the Plaintiffs and the class for alleged damages suffered or to be suffered based on the conduct described in the Complaint, an award of reasonable attorneys’ and experts’ fees, and such other relief the court deems just and proper. As of the date hereof, the Company believes that the allegations set forth in the Complaints are baseless and the Company intends to vigorously defend itself in the lawsuits.

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

As reported on the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2010, the Company, Rick’s, Mr. Lowrie, and Lowrie Management, LLLP (collectively with Mr. Lowrie, “Lowrie”), entered into a non-binding (except as to certain provisions, including exclusivity and confidentiality) letter of intent (the “Letter of Intent”). Pursuant to the Letter of Intent, Rick’s agreed to acquire all of the outstanding shares of common stock of the Company and the Company will merge with and into Rick’s or a wholly-owned subsidiary of Rick’s (the “Merger”). In the event the Merger is consummated, the Company will become a subsidiary of Rick’s and the Company’s stockholders will become stockholders of Rick’s. The parties intend that the Merger will be structured to qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended.

Pursuant to the Letter of Intent, the Company’s stockholders will receive shares of common stock of Rick’s in exchange for their shares of the Company’s common stock based on an exchange ratio that values each share of the Company’s common stock between $2.20 and $3.80 per share. The applicable exchange ratio will be determined based on the weighted average closing price of Rick’s common stock on NASDAQ for the 20 consecutive trading days ending on the second trading day prior to the closing of the Merger. In the event the price per share of Rick’s common stock as determined by this formula is below $8.00, Rick’s may terminate the Merger agreement, subject to the payment to the Company of a termination fee to be negotiated by the parties in connection with the preparation of the Merger agreement. Assuming the Merger were to close on March 11, 2010, the weighted average closing price per share of Rick’s common stock for the 20 consecutive trading days ending on March 9, 2010 $13.95 per share, the value of each share of the Company’s common stock under this formula would be $2.85 per share.

Contemporaneously with the closing of the Merger, Rick’s has agreed to acquire 5,770,197 shares of the Company’s common stock held by Lowrie and its affiliates (the “Lowrie Common Stock”) for cash in an amount equal to the lesser of $2.44 per share or the per share value of the common stock received by the Company’s stockholders in the Merger. At Lowrie’s election, Lowrie may receive Rick’s common stock, at the same exchange ratio received by the Company’s stockholders in the Merger, for up to 30% of the Lowrie Common Stock. In addition, Mr. Lowrie will (i) refinance (at a lower interest rate) and continue to carry a $5.7 million note from the Company (as acquired by Rick’s), (ii) continue to personally guarantee certain Company obligations in exchange for a to-be-determined fair market value cash payment for such guarantees, (iii) sell to Rick’s the outstanding capital stock of Club Licensing, Inc., a wholly-owned subsidiary of Lowrie Management, LLLP that owns the trademarks “Diamond Cabaret” and “PT’s,” (the “Trademarks”), and (iv) enter into a three-year consulting agreement with Rick’s (collectively, the “Lowrie Transactions”). In exchange for the Lowrie Transactions, Lowrie will receive the following: (a) a to-be-determined amount equal to the fair market value of the restructuring of the $5.7 million note and continued personal guarantees (currently estimated to be $2 million); (b) a to-be-determined amount equal to the fair market value of the Trademarks (currently estimated to be $5 million); and (c) payment of $1.0 million over three years and a monthly expense allowance equal to $1,500 under the consulting agreement. Assuming Lowrie elects to be paid solely in cash at a price of $2.44 per share of the Company’s common stock and the fair market value of the Lowrie Transactions is as set forth above (totaling $7.0 million), Lowrie will receive aggregate payments of approximately $26.8 million (which amount includes the restructuring of the existing $5.7 million note held by Mr. Lowrie and excludes payments under the consulting agreement) in connection with the Merger, of which approximately $16.8 million will be payable in cash at the closing of the Merger and $10.0 million will be payable pursuant to a four-year promissory note from Rick’s bearing interest at 8.0% per annum.

The Letter of Intent provided for a binding exclusivity period through March 12, 2010, which the parties have extended to March 31, 2010, during which time the Company has agreed, on behalf of itself and its representatives, to negotiate exclusively with Rick’s and has further agreed not to solicit any offer or engage in any negotiations other than with Rick’s for the merger, sale of the business or assets of the Company or tender or exchange offer for the Company’s common stock. In the event the Company receives an unsolicited offer that is superior to the terms of the Merger (a “Superior Proposal”) and Rick’s does not amend its offer within five business days of the date on which it receives notice of such Superior Proposal to be superior to the Superior Proposal, then the Company may terminate the Letter of Intent. If the Company terminates the Letter of Intent due to its receipt of a Superior Proposal, it has agreed to reimburse Rick’s for its out-of-pocket expenses and fees incurred in evaluating and

VCG Holding Corp.

Notes to Consolidated Financial Statements — (Continued)

negotiating the Merger in an amount not to exceed $250,000 in the aggregate. If a definitive Merger agreement is not entered into by March 31, 2010, the Letter of Intent will automatically terminate, unless further extended by the parties.

The Merger agreement is expected to contain customary representations and warranties including the absence of a material adverse change in the business of Rick’s and the Company prior to closing and other customary closing conditions, including but not limited to, the receipt of material consents, the approval of the Merger by the stockholders of Rick’s and the Company and the effectiveness of a registration statement containing a joint proxy statement/prospectus filed with the SEC on Form S-4 to be filed by Rick’s, which, among other things, registers the shares of common stock to be issued to the Company’s stockholders in the Merger. There can be no assurance that the Company, Rick’s and Lowrie will enter into a definitive Merger agreement, that the entry into a definitive Merger agreement, if any, will result in the closing of any transaction or that the terms of any definitive Merger documents will reflect the terms of the proposed Merger as outlined in the Letter of Intent. See the discussion under the heading, “Risk Factors.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (i) were appropriately designed to provide reasonable assurance of achieving their objectives and (ii) were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment using those criteria, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Causey Demgen & Moore Inc., our independent registered public accounting firm, as stated in its report, which appears under Item 8.

Changes in Internal Control Over Financial Reporting.

No change in our internal control over financial reporting occurred during our fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Background of our Directors and Executive Officers

The following table sets forth certain information about our Directors and Executive Officers presented as of March 11, 2010.

Name	Age	Position

Troy Lowrie(4),(6)	44	Chairman of the Board and Chief Executive Officer
Micheal Ocello(4),(6)	50	Director, Chief Operating Officer, and President
Courtney Cowgill(7)	56	Chief Financial and Accounting Officer, Secretary, and Treasurer
Robert McGraw, Jr.(2),(3),(5)	55	Director
Carolyn Romero(1),(5)	51	Director
Martin Grusin(6)	65	Director
Kenton Sieckman(1),(2),(3),(5)	48	Director
George Sawicki(1),(2),(3),(5)	50	Director

(1)	Member of the Audit Committee

(2)	Member of the Governance and Nominating Committee

(3)	Member of the Compensation Committee

(4)	Member of the Executive Committee

(5)	Independent Board member

(6)	Non-independent Board member who is currently not serving on any Committee

(7)	Advisor to the Executive Committee and Chief Financial and Accounting Officer who joined the Company on June 19, 2008

The Company’s Directors are elected to hold office for three-year terms and until their respective successors have been duly elected and qualified. At the April 2007 Board of Directors Meeting, the Board voted to amend the Bylaws and to divide the Directors into three classes, one of which includes three Directors and two of which includes two Directors.

The following table shows the terms of each current Director:

Name	Term

Troy Lowrie	2007 - 2010
Micheal Ocello	2009 - 2012
Robert McGraw Jr.	2007 - 2010
Carolyn Romero	2009 - 2010
Martin Grusin	2009 - 2012
Kenton Sieckman	2008 - 2011
George Sawicki	2008 - 2011

Our Executive Officers serve at the pleasure of the Board until their resignation, termination, or death. There are no family relationships among any of our officers and/or Directors.

Provided below are descriptions and the backgrounds of our Executive Officers and Directors and their principal occupations for the past five years:

Troy Lowrie.  Mr. Lowrie has been the Chairman of the Board since April 2002 and Chief Executive Officer since November 2002. Mr. Lowrie is President of Lowrie Investment Management Inc., the General Partner of Lowrie Management LLLP, a Colorado limited liability limited partnership, which formerly owned and operated adult entertainment nightclubs and is now an investment entity. Mr. Lowrie was the owner and President of International Entertainment Consultants, Inc. (IEC), a company engaged in the business of managing adult entertainment nightclubs, from 1982 to October 2003, when it was acquired by the Company. Mr. Lowrie has served as President of Western Country Clubs, Inc., a public company specializing in large country and western bars with live music from 1992 to 1996 and President of New Millennium Media, Inc., a public company which sells rotating print advertising equipment and full movement video billboards. Mr. Lowrie has a M.A. in Finance from the University of Denver in Denver, Colorado and a B.A. in Business from Fort Lewis College in Durango, Colorado. Mr. Lowrie has not served on any other public company board. Mr. Lowrie’s leadership skills and experience in the adult nightclub industry, among other factors, led the Board to conclude that he should serve as a director.

Micheal Ocello.  Mr. Ocello has been a Director, President, and Chief Operating Officer of the Company since April 2002. Mr. Ocello is the owner and President of Unique Entertainment Consultants, Inc., of St. Louis, Missouri, a management company that has specialized in the management of nightclubs since 1995. Mr. Ocello has been affiliated with IEC in a managerial capacity since 1982. He is currently the President of IEC. Over his career, Mr. Ocello has been affiliated with more than 25 adult entertainment nightclubs including all PT’s® Showclubs, Diamond Cabaret®, The Penthouse Club®, and Shotgun Willies located in Denver; PT’s® Showclub in Colorado Springs; The Penthouse Club®, The Platinum Club, Roxy’s and PT’s® Showclubs in St. Louis; Schieks Palace Royale in Minneapolis; The Men’s Club in Raleigh; Jaguars in Dallas and Ft. Worth; Imperial Showgirls Gentlemen’s Club in Anaheim, and the Olympic Garden in Las Vegas. He is President of the Association of Club Executives (ACE National, the national trade association for the adult nightclub industry), President of the Illinois Club Owners Association, and past Vice Chairman and current Board member of Missouri’s Small Business Regulatory Fairness Board. He is a past Vice President and board member of the Free Speech Coalition. Mr. Ocello attended the University of Missouri, Kansas City from 1977 to 1978 and the United States Military Academy at West Point from 1979 to 1981. Mr. Ocello was originally elected to the Mehlville Board of Education in 2006 and was re-elected for an additional three year term in 2009. Mr. Ocello has served as a commissioned Police Officer for the Village of Brooklyn, Illinois since early 2009. Mr. Ocello has not served on any other public company board. Mr. Ocello’s industry experience and leadership roles in the adult entertainment industry, among other factors, led the Board to conclude that he should serve as a director.

Courtney Cowgill.  Ms. Cowgill has been Chief Financial and Accounting Officer, Corporate Secretary, and Treasurer since June 2008. Ms. Cowgill served as Chief Financial Officer and Treasurer of Oceanic Exploration Company, a publically held oil and gas exploration company, from May 2003 to June 2008. She has more than 30 years of accounting experience, including three years experience as an auditor with the former Arthur Young & Co. She has served in Chief Financial Officer, Controller, and Internal Auditor Manager positions for the last 20 years. She served as the Executive Director of Program Management for Tele-Communications, Inc./AT&T Broadband, a telecommunications company, from 1996 to 2000, and was employed by the University of Colorado at Boulder, Colorado as an Adjunct Faculty Member from 2001 to 2004. Ms. Cowgill holds a B.S. in Accounting from Metropolitan State College in Denver, Colorado and an M.S. in Telecommunications Engineering from the University of Colorado at Boulder, Colorado. Ms. Cowgill served on the Board as the Independent Financial Expert for Cotter Corp., a privately held uranium mining company. Ms. Cowgill is currently serving as Board President for the Colorado State Board of Accountancy. Ms. Cowgill is an active licensed CPA, CMA, CIA, and CFE.

Robert McGraw, Jr. Mr. McGraw has been a Director of the Company since November 2002. A Certified Public Accountant since 1982, Mr. McGraw is President of McGraw and McGraw CPA PC of Westminster, Colorado. Mr. McGraw’s firm specializes in accounting for restaurants, lounges, and small businesses. The practice consists of income tax preparation, financial statement preparation, and small business consulting. Mr. McGraw has a Bachelor’s Degree from Western State College in Gunnison, Colorado. Mr. McGraw is currently licensed in the State of Colorado and is a member of the American Institute of Certified Public Accountants and Colorado Society of Certified Public Accountants. Mr. McGraw was a Director of Iptimize, Inc., a publically held broadband voice and data service provider. Mr. McGraw served on the Audit Committee for half the 2009 year and still serves on the Compensation, Governance and Nominating Committee and is an independent member of the Board. Mr. McGraw’s accounting and financial experience, among other factors, led the Board to conclude that he should serve as a director.

Martin A. Grusin.  Mr. Grusin has been a director of VCG since July 2005. Mr. Grusin has been practicing law since 1973. In addition to the active practice of law Mr. Grusin has served as: General Counsel and Director of Aqua Glass Corporation, one of the largest suppliers of bathing fixtures in the country; President, Chief Executive Officer and Director of United American Bank in Memphis, Tennessee; Director of Regions Bank of Memphis, Tennessee; an Associate Professor at the University of Arkansas in Fayetteville, Arkansas and the Cecil C. Humphreys School of Law at the University of Memphis in Memphis, Tennessee; Director of Davis Cartage Company, a provider of transportation and warehousing services in Owasso, Michigan; Managing Director of Stern Cardiovascular Center, P.A. in Memphis, Tennessee, one of the largest cardiac medical services providers in the South; and former Director of Iptimize, Inc., a publically held broadband voice and data service provider. Mr. Grusin received a B. S. degree from the University of Memphis, a Juris Doctorate degree from the Cecil C. Humphreys School of Law at the University of Memphis State (1972) and an LL.M. from the University of Miami School of Law (1973). Mr. Grusin serves on no committees because of his involvement in merger and acquisition activity for the Company and its subsidiaries. Mr. Grusin is an independent member of the Board. Mr. Grusin’s legal, merger and acquisition experience, as well as experience as a director of other public companies, among other factors, led the Board to conclude that he should serve as a director.

George Sawicki.  Mr. Sawicki has been a Director of the Company since June 2008. Mr. Sawicki has been in-house counsel for Zed, formerly 9 Squared, a mobile media solutions company, since 2007. Mr. Sawicki has previously served as in-house counsel for Playboy Enterprises, Inc., an adult entertainment company, New Frontier Media, Inc., a producer and distributor of adult themed and general motion picture entertainment, Storage Technology Corporation, a data storage company, and Oracle Corporation, the world’s largest enterprise software company. Mr. Sawicki has worked as legal counsel with the areas of corporate governance, patent, e-commerce, entertainment, and marketing organizations, managing complex transactions, and legal compliance consulting. Mr. Sawicki has a B.A. in Chemistry from Vassar College in Poughkeepsie, New York, a M.S. in Management Information Systems from Houston Baptist University in Houston, Texas, and a Juris Doctor degree from the University of Houston Law Center in Houston, Texas. Mr. Sawicki serves on the Audit, Compensation, and Governance and Nominating Committee (Chair) and is an independent member of the Board. Mr. Sawicki’s experience as legal counsel for the adult industry, among other factors, led the Board to conclude that he should serve as a director.

Kenton Sieckman.  Mr. Sieckman has been a Director of the Company since June 2008. Mr. Sieckman has been Vice President of World Technical Services at CA Wily Technology, a provider of application management solutions, since 2003. Previously Mr. Sieckman was employed in similar positions at Oracle Corporation, the world’s largest enterprise software company, and BEA Systems, Inc., an application infrastructure software company. Mr. Sieckman has also worked in the areas of sales and building a worldwide technical services organization. Mr. Sieckman has a B.A. in Mathematics and Computer Science from the University of Colorado at Boulder, Colorado. Mr. Sieckman served as a Director of USMedSys, Corp., a former distributor of medical supplies and a non-public company. Mr. Sieckman serves on the Audit, Compensation (Chair), and Governance and Nominating Committees and is an independent member of the Board. Mr. Sieckman’s investment experience and service on other public company boards, among other factors, led the Board to conclude that he should serve as a director.

Carolyn Romero.  Ms. Romero has been a Director of the Company since August 2009. She is a Certified Public Accountant and Certified Valuation Analyst. Ms. Romero has more than 30 years of financial management experience, including 24 years in public accounting. Ms. Romero was Manager of Financial Reporting for Woodward Governor Company until March 2010. Ms. Romero has been President of BPW/CO Enhancement Corp since 1999; Treasurer of BPW/USA since 2003; Treasurer of Juan de Jesus Vigil Family Foundation since 2004, Finance Chair of Colorado Business Women since 2005; and Member of the City of Loveland Retirement Board from 2008-2009. Ms. Romero has not previously served on a public company board. Ms. Romero serves on the Audit Committee (Chair), is the financial expert and an independent member of the Board. Ms. Romero’s accounting and financial experience, among other factors, led the Board to conclude that she should serve as a director.

Audit Committee

We have a separately-designated standing Audit Committee. During our fiscal year ended December 31, 2009, the members of the audit committee were Kenton Sieckman (Chair until December 31, 2009), George Sawicki, and Carolyn Romero (Chair beginning January 1, 2010) and for a portion of the year Robert McGraw Jr., each of whom was an “independent director,” as defined by applicable securities laws and NASDAQ listing standards. The Company has determined that both Carolyn Romero and Robert McGraw, Jr. qualify as “audit committee financial experts.”

The purpose of the Audit Committee is to assist the Board in its oversight of the integrity of the financial statements of the Company, the Company’s compliance with legal and regulatory requirements, the independence and qualifications of the independent auditors, and the performance of the Company’s internal audit function and the independent auditors. The Audit Committee, among other things:

•	oversees the work and compensation of the independent auditor;

•	reviews the scope of the independent auditors’ audit examination, including its engagement letter prior to the annual audit, and reviews the audit fees agreed upon and any permitted non-audit services to be provided by the independent auditors; and

•	recommends to the Board the retention or replacement of the independent auditors, which reports solely and directly to the Audit Committee.

Compensation Committee

The members of the Compensation Committee are Kenton Sieckman (Chair), Robert McGraw, Jr., and George Sawicki. The principal responsibilities and functions of the Compensation Committee are as follows:

•	to develop, review, evaluate and recommend to the Board for its approval the Company’s compensation and benefit policies, including the review and approval of the Company’s incentive and equity-based compensation plans, or amendments to such plans; and

•	to review and recommend to the Board for its approval compensation of the Company’s Executive Officers’ including annual base salaries, annual incentive compensation, long-term incentive compensation, retirement benefits, if any, employment, severance, and change-in-control agreements.

In reviewing the Company’s compensation and benefits policies, the Compensation Committee may consider the recruitment, development, promotion, retention, compensation of executive and senior officers of the Company, trends in management compensation, and any other factors that it deems appropriate. Such process shall include, when appropriate, review of the financial performance and third party administration of plans. The Compensation Committee seeks the advice of our Chief Executive Officer on such matters. Our Chief Executive officer makes recommendations to the Compensation Committee about the compensation levels for other executive officers.

The Compensation Committee has the power to form and delegate authority to subcommittees and may delegate authority to one or more designated members of the Compensation Committee, but no subcommittee or member will have any final decision making authority on behalf of the Board or the Compensation Committee. The Compensation Committee may delegate to one or more officers of the Company the authority to make grants and awards of stock or options to any officer not subject to Section 16 of the Securities Act or employee of the Company under the Company’s incentive compensation or other equity-based plans as the Compensation Committee deems appropriate and in accordance with the terms of any such plan.

The Compensation Committee may engage consultants in determining or recommending the amount of compensation paid to our Directors and Executive Officers. For example, in November 2007, the Compensation Committee retained an independent consulting firm to determine proper compensation levels for our Chief Executive Officer and President. The study’s results were used to determine the compensation of our President, Micheal Ocello, after he changed his status from consultant to employee in October 2007 and for our Chief Executive Officer, Troy Lowrie, when he began to take a salary in March 2008. Compensation for our Chief Financial and Accounting Officer, Secretary and Treasurer, Courtney Cowgill, was determined after discussion with financial recruiters and a study of chief financial officer salaries in other public companies of similar size and complexity.

The Compensation Committee reviews director and executive officer compensation annually and suggests appropriate adjustments for approval by the full Board.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are George Sawicki (Chair), Robert McGraw, Jr., and Kenton Sieckman. The Governance and Nominating Committee performs, among others, the following functions:

•	assists the Board in identifying individuals qualified to become Board members and Committee members;

•	recommends that the Board select the director nominees for election at the next annual or special meeting of stockholders at which directors are to be elected;

•	recommends individuals to fill any vacancies or newly created directorships that occur on the Board or its Committees between any annual or special meeting of stockholders at which directors are to be elected;

•	makes recommendations to the Board as to determinations of director independence;

•	evaluates the Board and Committee structure, performance and composition;

•	reviews, evaluates, recommends changes, and oversees compliance with the Company’s corporate governance guidelines, including the Company’s Code of Ethics; and

•	performs other duties or responsibilities expressly delegated to the Governance and Nominating Committee by the Board relating to the nomination of Board or Committee members.

The Governance and Nominating Committee will evaluate new director candidates based on their biographical information, a description of their qualifications, thorough reviews of biographical and other information, input from others including members of our Board and Executive Officers, and personal discussions with the candidate. In considering director candidates, the Governance and Nominating Committee evaluates a variety of factors to develop a Board and Committees that are diverse in nature and comprised of experienced and seasoned advisors. Each director nominee is evaluated in the context of the full Board’s qualifications as a whole, with the objective of establishing a Board that can best perpetuate our success and represent stockholder interests through the exercise of sound judgment. In the nomination of an existing director, the Governance and Nominating Committee will review the Board performance of such director and solicit feedback about the director from other Board members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that other than as described below, during the fiscal year ended December 31, 2009, our directors, officers, and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act. Ms. Courtney Cowgill, our Chief Financial and Accounting Officer, Secretary and Treasurer had a delinquent Form 4 filing on October 26, 2009 for one transaction that took place four days before the filing.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, executive officers, and all of our employees. Our Code of Ethics codifies the business and ethical principles that govern all aspects of our business. The Code of Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the ethics code to an appropriate person or persons identified in the code; and

•	accountability for adherence to the Code of Ethics.

We will provide any person, without charge and upon request, with a copy of our Code of Ethics. Requests should be directed to us at 390 Union Blvd., Suite #540, Lakewood, Colorado 80228, Attention: Secretary. The Code of Ethics is also available on our website at www.vcgh.com. The information on our website is not incorporated into this proxy statement.

Item 11.	Executive Compensation

Executive Compensation

The following table sets forth summary information concerning compensation awarded to, earned by, or accrued for services rendered to the Company in all capacities by our Chief Executive Officer, Chief Operating Officer/ President, and Chief Financial Officer (collectively, the “named executive officers”) for fiscal years 2009 through 2008.

							Nonqualified
						Non-Equity	Deferred
				Stock	Options	Incentive Plan	Compensation	All Other
		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	(a) ($)	(b) ($)	(c) ($)	(d) ($)	($)	($)	(f) ($)	($)

Troy Lowrie	2009	700,000	-	-	-	-	-	92,449	792,449
Chief Executive Officer	2008	292,307	-	75,003	-	-	-	42,370	409,680
Micheal Ocello	2009	700,000	1,500	-	-	-	-	162,460	863,960
President/Chief Operating Officer	2008	700,000	1,500	75,003	-	-	-	102,341	878,844
Courtney Cowgill(e)	2009	190,000	26,500	-	-	-	-	14,763	231,263
Chief Financial and Accounting Officer	2008	92,807	1,500	-	60,137	-	-	8,977	163,421

(a)	Salary amounts represent base salary and payment for vacation, holidays, and sick days.

(b)	Unless otherwise indicated, bonuses shown were paid in the fiscal year in which services were provided.

(c)	On January 18, 2008, the Company issued 5,214 shares of the Company’s common stock to each member of the Company’s Board, including Mr. Lowrie and Mr. Ocello, in consideration for Board services provided from June 2007 to June 2008. The fair market value of each share of common stock at the time of grant was $9.59, the closing market price on the grant date. On October 2, 2008, the Company issued 7,375 shares of the Company’s common stock to each member of the Company’s Board, including Mr. Lowrie and Mr. Ocello, in consideration for Board services provided from June 2008 to December 2008. The fair market value of each share of common stock at the time of grant was $3.39, the closing market price on the grant date.

(d)	The amounts reported reflected the aggregate fair value of stock option awards granted during the fiscal year pursuant to our 2004 Stock Option and Appreciation Rights Plan. Ms. Cowgill was awarded 25,000 stock options on June 19, 2008 with a calculated fair value of approximately $2.41 calculated using the Black-Scholes Option Pricing Model.

(e)	Ms. Cowgill joined the Company in June 2008.

(f)	Amounts in the “All Other Compensation” Column consist of the following payments to or on behalf of the named executive officers:

			Variable	Life, Health
			Universal Life	and Dental
		Car	Insurance	Insurance	Board
		Allowance	Premiums	Premiums	Compensation	Total
Name and Principal Position	Year	($) (a)	($) (b)	($) (c)	($) (d)	($)

Troy Lowrie	2009	22,040	-	20,409	50,000	92,449
Chief Executive Officer	2008	24,416	-	17,954	-	42,370
Micheal Ocello	2009	22,051	58,673	31,736	50,000	162,460
President/ Chief Operating Officer	2008	14,408	58,673	29,260	-	102,341
Courtney Cowgill	2009	-	-	14,763	-	14,763
Chief Financial and Accounting Officer	2008	-	-	8,977	-	8,977

(a)	Certain executives and other employees receive monthly car allowances.

(b)	Variable universal life insurance is provided to Mr. Ocello and paid by the Company.

(c)	Life, health, and dental insurance is provided to all executives.

(d)	Mr. Lowrie and Mr. Ocello received cash compensation for their services on the Company’s Board.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding but unexercised options held by our named executive officers as of December 31, 2009:

	Number of
	Securities
	Underlying
	Unexercised		Option	Option
	Options (#)		Exercise	Expiration
Name and Principal Position	Unexercisable		Price ($)	Date

Micheal Ocello	30,000	(1)	$10.00	10/12/2017
President/ Chief Operating Officer
Courtney Cowgill	25,000	(2)	$6.00	6/19/2018
Chief Financial and Accounting Officer

(1)	On October 12, 2007, the Company granted to Mr. Ocello options to purchase 30,000 shares of the Company’s common stock. The options vest in three equal installments on the third, fifth, and seventh anniversaries of the date of grant.

(2)	On June 19, 2008, the Company granted to Ms. Cowgill options to purchase 25,000 shares of the Company’s common stock. The options vest in three equal installments on the third, fifth, and seventh anniversaries of the date of grant.

Employment Contracts and Termination of Employment and Change in Control Arrangements

In November 2007, the Company’s Compensation Committee hired an independent consulting firm to determine proper compensation levels for our Chief Executive Officer and President. The study’s results were used to determine the compensation of our President, Micheal Ocello, after he changed his status from consultant to employee in October 2007.

Our Chief Executive Officer and principal stockholder, Troy Lowrie, decided to forego a salary from the Company’s inception in 2002 until March 2008. At that time, Mr. Lowrie decided to receive the Board approved salary of approximately $300,000 annually, only 40% of the salary recommended by the independent salary study and approved by the Board. In November 2008, Mr. Lowrie elected to increase his annual salary to the full amount of $700,000, as recommended by the independent salary study and approved earlier by the Board.

On December 4, 2008, the Company entered into five-year employment agreements with Troy Lowrie, the Company’s Chairman of the Board and Chief Executive Officer, and Micheal Ocello, the Company’s President,

Chief Operating Officer and a Director. The agreements with each of Mr. Lowrie and Mr. Ocello expire on December 4, 2013, but each has an automatic renewal for an additional five-year period unless either party thereto provides written notice that the agreement shall not be extended and renewed. In the event that the Company does not renew the initial term of an officer’s employment agreement, the Company is required to pay the officer severance in an amount equal to three times the sum of the officer’s base salary in effect upon termination of the employment agreement plus an amount equal to the highest bonus the officer received in the three years before termination, if any.

The employment agreements provide for an annual base salary payable to each officer of $700,000, subject to review at least every 24 months and potential upward adjustments as determined by the Company’s Board. In addition, bonuses, if any, are payable at the discretion of the Company’s Board. Each officer is entitled to certain benefits such as health, dental, disability, long term care, paid time off, use of a leased automobile and other fringe benefits as well as participation in the Company’s incentive, savings, retirement, profit sharing, perquisites and other programs, as approved by the Company’s Board.

Pursuant to the terms of the employment agreements, if an officer’s employment is terminated by reason of such officer’s “death” or “disability,” the Company will continue paying the officer’s base salary plus an amount equal to the highest bonus the officer received in the three years before termination, if any, for a period of one year following such termination. In addition, health insurance coverage for the officer and his family will continue for three years following such termination. In the event that an officer’s employment is terminated as a result of the officer’s “disability,” the Company will also pay certain amounts in respect of the officer’s disability benefits and long-term care policy. If an officer’s employment is terminated for “cause” or without “good reason,” the Company will pay the officer his base salary through the date of termination and will have no further obligations to the officer. Each officer has the right to terminate the employment agreement for “good reason” within nine months following a “change of control” of the Company.

If the Company terminates an officer’s employment other than for “cause,” “death,” or “disability,” or an officer terminates his employment for “good reason,” the officer will be entitled to a severance payment equal to three times the sum of the officer’s base salary in effect upon termination plus an amount equal to the highest bonus the officer received in the three years before termination, if any. In addition, health insurance and disability benefits will be paid by the Company for three years (or until such earlier time that the officer accepts other employment) following such termination of employment and certain outstanding but unvested options held by the officer at the time of termination, if any, will become immediately vested and exercisable for a period of 180 days following such termination.

The employment agreements provide that during the employment period and for one year following the termination of the employment agreement by the Company with “cause” or by the officer without “good reason,” each officer may not compete with the Company within a 25-mile radius of any nightclub owned or operated by the Company or any of its affiliates. The employment agreements also contain customary confidentiality, non-solicitation, and non-disparagement covenants.

Further, the employment agreements provide that if an officer’s employment is terminated for any reason, the Company shall, at the officer’s election, promptly pay all outstanding debt owed to the officer and his family or issue to the officer, with his approval, the number of shares of the Company’s common stock determined by dividing (a) the outstanding principal and interest owed to the officer by (b) 50% of the last sale price of the Company’s common stock on the date of termination.

Finally, Mr. Lowrie’s employment agreement provides that if his employment is terminated for any reason, the Company must also take all necessary steps to remove Mr. Lowrie as a guarantor of any Company (or its affiliates) obligations to any third party. In the event that the Company is not successful in doing so, the Company must pay to Mr. Lowrie a cash amount equal to 5% per year of the aggregate amount he is continuously guaranteeing until such time as Mr. Lowrie no longer guarantees the obligations.

Potential Payments upon Termination or Change in Control

The following table presents the amount of compensation payable to each of our named executive officers as if the triggering termination event had occurred on the last day of our most recently completed fiscal year, December 31, 2009:

		Termination w/out
		Cause, Non-Renewal
		Change in Control
		or Quit with		Total	Termination
Name and Principal Position	Benefit	Good Reason	Death	Disability	with Cause

Troy Lowrie	Salary	$2,100,000	$700,000	$700,000	$-
Chief Executive Officer	Board of Directors Compensation	50,000	-	-	-
	Bonus	-	-	-	-
	Health Benefits	61,227	61,227	61,227	-
	Acceleration of Options	-	-	-	-
	All Other Benefits	199,629	-	159,348	-
Micheal Ocello	Salary	2,100,000	700,000	700,000	-
President/ Chief Operating Officer	Board of Directors Compensation	50,000	-	-	-
	Bonus	1,500	1,500	1,500	-
	Health Benefits	61,227	61,227	61,227	-
	Acceleration of Options	-	-	-	-
	All Other Benefits	126,893	-	-	-
All Other Benefits:
Troy Lowrie	Disability Insurance	-	-	-	-
	Long Term Care Insurance	159,348	-	159,348	-
	Auto	40,281	-	-	-
	Retirement Plans	-	-	-	-
	Unused Vacation	-	-	-	-
	Club Memberships	-	-	-	-

		199,629	-	159,348	-
Micheal Ocello	Disability and VUL Insurance	70,000	-	-	-
	Long Term Care Insurance	-	-	-	-
	Auto	56,893	-	-	-
	Retirement Plans	-	-	-	-
	Unused Vacation	-	-	-	-
	Club Memberships	-	-	-	-

		126,893	-	-	-

Compensation of our Directors

The following table sets forth a summary of the compensation we paid to our non — employee directors in 2009.

	Fees Earned
	or Paid
	in Cash	Total
Name and Principal Position	($)(1)	($)

Robert McGraw Jr.(2)	62,500	62,500
Carolyn Romero(3),(5)	34,792	34,792
Martin Grusin	50,000	50,000
Kenton Sieckman(2),(3)	67,500	67,500
George Sawicki(2),(3)	69,500	69,500
Allan Rubin(4)	31,250	31,250

	315,542	315,542

(1)	Except for Mr. Rubin and Ms. Romero, all Board members received $50,000 as compensation for their service on the Board for their 2009/2010 term.

(2)	Messrs. McGraw, Sawicki, and Sieckman served as members of the Audit Committee and received an additional $12,500 for the 2009/2010 term.

(3)	Messrs. Sawicki and Sieckman and Ms. Romero were each compensated $2,500 per month from November to December 2009 for their services as members of the Special Committee. Mr. Sawicki, as Chairman, of the Special Committee was compensated an additional amount of $1,000 each month.

(4)	Mr. Rubin resigned from the Board in August 2009 due to his lack of independence. The amount reflects payments to Mr. Rubin through his service on the Board.

(5)	Ms. Romero joined the board in August 2009. The amount reflects payments made to Ms. Romero for her services on Board and the Audit Committee, including $3,125 for her role as an independent financial expert.

Indemnification of Directors

The Company has entered into indemnification agreements to indemnify its Directors and Executive Officers. Under these agreements, the Company is obligated to indemnify its Directors and Executive Officers against claims arising out of events or occurrences related to such individual’s service on the Company’s Board or as an Executive Officer, to the extent permitted by Article 109 of the Colorado Business Corporation Act. The Company believes that these agreements are necessary in attracting and retaining qualified Directors and Officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stockholders beneficially owning more than 5% of the Company’s common stock

The following table shows, as of March 11, 2010 and to the best of our knowledge, all persons we know to be “beneficial owners” of more than 5% of our common stock.

	Amount	Percent of
	and	Common
	Nature of	Stock
Name and Address	Beneficial	Beneficially
of Beneficial Owner(1)	Ownership	Owned

Troy Lowrie(2)	4,943,289	28.56%
390 Union Blvd, Suite 540
Lakewood, CO 80228
Lowrie Management LLLP	4,394,100	25.38%
390 Union Blvd, Suite 540
Lakewood, CO 80228
Whitebox Advisors, LLC, Whitebox Combined Advisors, LLC, Whitebox Combined Partners, L.P., Whitebox Multi-Strategy Fund, L.P., Whitebox Multi-Strategy Fund, Ltd., Whitebox Intermarket Advisors, LLC, Whitebox Intermarket Partners, L.P., Whitebox Intermarket Fund, L.P., Whitebox Intermarket Fund, Ltd., HFR RVA Combined Master Trust.(3)	1,380,498	7.97%
3033 Excelsior Boulevard, Suite 300
Minneapolis, MN 55416

(1)	Unless otherwise noted, all shares of common stock listed above are owned and registered in the name of each person listed as beneficial owner and such person has sole voting and dispositive power with respect to the shares of common stock beneficially owned by each of them. Pursuant to Exchange Act Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days of the record date are deemed outstanding for the purpose of calculating the number and percentage beneficially owned by such person, but are not deemed outstanding for the purpose of calculating the percentage beneficially owned by each other person listed.

(2)	Includes (i) 4,394,100 shares of common stock owned by Lowrie Management LLLP and (ii) 549,189 shares of common stock owned by Mr. Lowrie over which Mr. Lowrie has sole voting and dispositive power. Mr. Lowrie is the President of Lowrie Investment Management, Inc., the General Partner of Lowrie Management LLLP. Mr. Lowrie disclaims beneficial ownership of the shares owned by Lowrie Management LLLP, except to the extent of his pecuniary interest therein.

(3)	As reported by Whitebox Advisors, LLC on Schedule 13G filed with the SEC on February 8, 2010.

Security Ownership of our Directors and Executive Officers

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 11, 2010 by: (i) each director; (ii) each current executive officer listed in the Summary Compensation Table; and (iii) all directors and executive officers as a group. Unless otherwise specified, the address of each person named is 390 Union Blvd., Suite #540, Lakewood, Colorado 80228.

	Number
	Beneficially		Percent
Name and Address	Owned(1)		of Class

Troy Lowrie	4,943,289	(2)	28.56%
Micheal Ocello	195,589	(3)	1.13%
Courtney Cowgill	4,300	(4)	*
Robert McGraw, Jr.	67,735	(6)	*
Carolyn Romero	-		*
Martin Grusin	86,319	(5)	*
Kenton Sieckman	47,868	(7)	*
George Sawicki	11,218		*

All Executive Officers and Directors (as a group of eight persons)	5,356,318		30.94%

*	Represents less than 1%.

(1)	Unless otherwise noted, all shares of common stock listed above are owned and registered in the name of each person listed as beneficial owner and such person has sole voting and dispositive power with respect to the shares of common stock beneficially owned by each of them. Pursuant to Exchange Act Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights, or conversion privileges exercisable within 60 days of the Record Date are deemed outstanding for the purpose of calculating the number and percentage beneficially owned by such person, but are not deemed outstanding for the purpose of calculating the percentage beneficially owned by each other person listed.

(2)	Includes (i) 4,394,100 shares of common stock owned by Lowrie Management LLLP and (ii) 549,189 shares of common stock owned by Mr. Lowrie over which Mr. Lowrie has sole voting and dispositive power. Mr. Lowrie is the President of Lowrie Investment Management, Inc., the General Partner of Lowrie Management LLLP. Mr. Lowrie disclaims beneficial ownership of the shares owned by Lowrie Management LLLP, except to the extent of his pecuniary interest therein. Mr. Lowrie has pledged 2,325,900 shares of stock as collateral on two of the Companies current notes.

(3)	Includes (i) 158,000 shares of common stock owned by LTD Investment Group, LLC, of which Mr. Ocello is the Managing Member and (ii) 37,589 shares of common stock owned by Mr. Ocello over which Mr. Ocello has sole voting and dispositive power. This does not include 30,000 shares of common stock underlying options to purchase stock that are currently not exercisable within 60 days of the Record Date. Mr. Ocello has not pledged any of his stock as collateral.

(4)	Includes (i) 4,300 shares of common stock owned by Ms. Cowgill over which Ms. Cowgill has sole voting and dispositive power. This does not include 25,000 shares of common stock underlying options to purchase stock that are currently not exercisable within 60 days of the Record Date. Ms. Cowgill has not pledged any of her stock as collateral.

(5)	Includes (i) 10,000 shares beneficially owned by ACM Management, LLC, of which Mr. Grusin does not have sole voting power but is the Chief Manager, (ii) 66,319 shares owned by Mr. Grusin over which Mr. Grusin has sole voting and dispositive power, and (iii) 10,000 shares held by Mr. Grusin’s wife, Ms. Gayle Powelson. Mr. Grusin has not pledged any of his stock as collateral.

(6)	Includes (i) 65,735 shares owned by Mr. McGraw over which Mr. McGraw has sole voting and dispositive power and (ii) 2,000 shares held by Mrs. Marjorie McGraw, Mr. McGraw’s wife. Mr. McGraw has not pledged any of his stock as collateral.

(7)	Includes (i) 47,118 shares owned by Mr. Sieckman over which Mr. Sieckman has sole voting and dispositive power and (ii) 750 shares held by Mr. Sieckman’s son. Mr. Sieckman has not pledged any of his stock as collateral.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth, as of December 31, 2009, information about our common stock that may be issued upon exercise of options under our equity incentive plans.

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted-average	Equity Compensation
	Exercise of		Exercise Price of	Plans
	Outstanding		Outstanding	(Excluding Securities
	Options		Options	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	262,500	(3)	$10.21	644,391	(1)
Equity compensation plans not approved by security holders	-0-		-0-	2,708	(2)

Total	262,500		$10.21	647,099

(1)	The Company adopted a 2002 Stock Option and Stock Bonus Plan, which was approved by its stockholders on July 22, 2002, and reserved 700,000 shares of common stock for issuance under the plan. In addition, the Company adopted a 2004 Stock Option and Appreciation Rights Plan, which was approved by its stockholders on July 29, 2005, and reserved 1,000,000 shares of common stock for issuance under the plan. Shares of common stock may be issued either: (i) upon the exercise of stock options granted under the plans; or (ii) as stock bonuses granted under the plans. If there is any change in the number of shares of common stock through the declaration of stock dividends, or through a recapitalization resulting in stock splits, or combinations or exchanges of such shares, the number of shares of common stock available for options and the number of such shares covered by outstanding options, and the exercise price per share of the outstanding options, shall be proportionately adjusted to reflect any increase or decrease in the number of issued shares of common stock; provided, however, that any fractional shares resulting from such adjustment shall be eliminated.

(2)	The Company adopted a 2003 Stock Option and Stock Bonus Plan and reserved 250,000 shares of common stock for issuance under the plan. These shares have been registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-8.

(3)	The Company has issued 262,500 options to employees under the 2002 and 2004 Stock Option and Stock Bonus Plans.

Equity Incentive Plans

At December 31, 2009, we had the (i) 2002 Stock Option and Bonus Plan (the “2002 Plan”), (ii) 2003 Stock Option and Stock Bonus Plan (the “2003 Plan”), and (iii) 2004 Stock Option and Appreciation Rights Plan (the “2004 Plan”). The 2002 Plan was adopted by the Board as of April 23, 2002, and by our stockholders on July 22, 2002; the 2003 Plan was adopted by the Board on June 23, 2003; and the 2004 Plan was adopted by the Board as of December 14, 2004, and by our stockholders on July 29, 2005.

The 2002 Plan authorizes the issuance of up to 700,000 shares of common stock. The 2003 Plan authorizes the issuance of up to 250,000 shares of common stock. The 2004 Plan authorizes the issuance of up to 1,000,000 shares of common stock. By encouraging stock ownership, we seek to motivate plan participants by allowing them an opportunity to benefit from any increased value of our Company which their individual effort, initiative, and skill help produce. The plans are administered by our Compensation Committee, but our Board makes all final decisions with respect to compensation matters. The material terms and provisions of the plans are as follows:

•	Under both the 2002 and the 2003 Plans, we may grant to our designated employees, Officers, Directors, advisors and consultants incentive stock options, nonqualified stock options and stock. Under the 2004 Plan, we may grant to our designated employees, Officers, Directors, advisors and consultants incentive stock options, nonqualified stock options and stock appreciation rights. As applicable, stock grants and stock appreciation rights may be made to employees, officers, directors and consultants of the Company and its subsidiaries, including any non-employee members of the Board. Incentive stock options may be granted only to employees of the Company. Nonqualified stock options may be granted to employees, officers, directors and consultants.

•	If options granted under either plan expire or are terminated for any reason without being exercised, or bonus shares are forfeited, the shares underlying such option and/or bonus shares will become available again for issuance under the respective plan.

•	The Compensation Committee determines which individuals will receive grants, the type, size and terms of the grants, the time when the grants are made and the duration of any applicable exercise or restriction period, including the criteria for vesting and the acceleration of vesting, and the total number of shares of common stock available for grants. The exercise price of an option may be equal to, greater than, or less than the fair market value of a share of common stock at the time of grant; provided that:

(i) the exercise price of an incentive stock option must be equal to or greater than the fair market value of a share of common stock on the date of grant;

(ii) the exercise price of an incentive stock option granted to an employee who owns more than 10% of the issued and outstanding common stock must not be less than 110% of the fair market value of the underlying shares of common stock on the date of grant; and

(iii) pursuant to the terms of the 2002 and 2003 Plans the exercise price of a non-qualified stock option must be at a price not less than 85% of the fair market value of the underlying shares of common stock on the date of grant.

•	The Compensation Committee determines the term of each option, which may not exceed ten years from the date of grant, except that the term of an incentive stock option granted to an employee who owns more than 10% of the issued and outstanding common stock may not exceed five years from the date of grant. The Compensation Committee may accelerate or extend the exercisability of any or all outstanding options at any time for any reason.

•	The Compensation Committee determines the number of shares of stock granted to a participant and may subject any grant to performance requirements, vesting provisions, transfer restrictions and other restrictions and conditions.

As of December 31, 2009, there were no options outstanding under the 2002 and the 2003 Plan. As of December 31, 2009, there were 262,500 options outstanding under 2004 Plan. There is still a small amount of shares available to be optioned or granted in the 2002 and 2003 Plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Transactions with Related Persons

Our Board reviews, approves or ratifies all related party transactions. A related party is someone who is a (i) director, director nominee or Executive Officer of the Company, (ii) beneficial owner of more than 5% of our common stock, or (iii) an immediate family member of any of the foregoing persons. Our policy covers transactions, or a series of transactions, in which a related party was or is to be a participant involving an amount exceeding $120,000 and in which a related party has or will have a direct or indirect material interest. Our Audit Committee is responsible for overseeing this policy and may review and amend this policy from time to time. Any member of the Audit Committee who has an interest in the transaction under discussion will abstain from voting on the approval of the related party transaction, but may, if so requested by the Chair of the Audit Committee, participate in some or all of the Committee’s discussions of the related party transaction.

In determining whether to approve a related party transaction, the Audit Committee will consider, among other things, the following factors to the extent relevant to the related party transaction:

•	whether the terms of the related party transaction are fair to the Company and such terms would be on the same basis if the transaction did not involve a related party;

•	whether there are business reasons for the Company to enter into the related party transaction;

•	whether the related party transaction would impair the independence of an independent Director;

•	whether the related party transaction would present an improper conflict of interest for any Director or Executive Officer of the Company, taking into account: (i) the size of the transaction, (ii) the overall financial position of the Director or Executive Officer, (iii) the direct or indirect nature of the Director’s or Executive Officer’s interest in the transaction, and (iv) the ongoing nature of any proposed relationship, and any other factors deemed relevant; and

•	whether the related party transaction is material, taking into account: (i) the importance of the interest to the related party, (ii) the relationship of the related party to the transaction and of related parties to each other, (iii) the dollar amount involved, and (iv) the significance of the transaction to the Company’s investors in light of all of the circumstances.

Prior to acquiring any properties owned by or affiliated with management, an appraisal or valuation must be conducted by an independent third party and a majority of the independent directors are required to approve any such transaction. In addition, management is required to present to the Company all property acquisition opportunities of which management becomes aware and have the right of first refusal with respect to any such opportunity.

Lowrie Management LLLP has made a written agreement that we have a “first right of refusal” to any nightclub property proposed for acquisition by Lowrie Management LLLP. Lowrie Management LLLP is controlled and majority owned by Troy Lowrie, the Company’s Chairman of the Board and Chief Executive Officer.

During the fiscal year ended December 31, 2009, our Audit Committee reviewed, approved, or ratified all material related party transactions.

Guarantees

Troy Lowrie, our Chairman and Chief Executive Officer, personally and/or Lowrie Management LLLP (its relationship to us is described earlier) guaranteed certain of our obligations in a number of transactions during 2009 and 2008.

The following table lists the transactions involved and set forth the principal amounts personally guaranteed or secured by his assets as of the fiscal years ended December 31, 2009 and 2008.

	December 31,
Description of Transactions	2009	2008

Note payable to Sunshine Mortgage, interest at 14% fixed, due monthly, periodic principal with balance due December 2011, collateralized by one parcel of real property located in Ft. Worth, TX, the common stock of Kenja II, Inc., 238,000 shares of VCG stock, furniture, fixtures and equipment of Kenja II, Inc. and a guarantee from Lowrie Management LLLP.	$4,700,000	$5,000,000
Loan from Citywide Banks, interest at 7% fixed, monthly principal and interest payments of $76,865, due August 15, 2014, collateralized with a life insurance policy on Troy Lowrie and additional securities owned by Mr. Lowrie.	3,654,865	-
Note payable to Amfirst Bank, variable interest rate calculated at prime subject to a 6% floor, actual rate of 6% at December 31, 2009, monthly principal and interest payments of approximately $55,898, due November 14, 2014, collateralized by UCC Security Agreement of RCC LP, IRC LP, MRC LP , Platinum of Illinois, Inc., Cardinal Management LP, VCG CO Springs, Inc., VCG Real Estate, Inc., Glendale Restaurant Concepts LP, Glenarm Restaurant LLC, the Indiana building, and a guarantee from Lowrie Management LLLP.	2,844,219
Line of credit from Citywide Banks, variable interest rate calculated at prime subject to a 6% floor, actual rate of 6% at December 31, 2009, due monthly, principal due August 15, 2011, collateralized by Company shares of common stock owned by Lowrie Management LLLP, a life insurance policy on Troy Lowrie, and additional securities owned by Mr. Lowrie.	2,720,000	2,810,000
Note payable, variable interest rate calculated at prime subject to a 6% floor, actual rate of 6% at December 31, 2008, due monthly, periodic principal payments with balance due June 2013, collateralized by a P&A Select Strategy Fund and securities owned by Lowrie Management LLLP. This loan was consolidated into a new loan in August 2009.	-	2,375,138
Note payable Citywide Banks, interest at 8.5%, monthly principal and interest payments of $36,156 with a balloon payment of $2,062,483 due May 16, 2010, collateralized by securities owned by Lowrie Management LLLP. This note was consolidated on August 15, 2009.	-	2,080,527
Notes payable to investors, interest at 11%, monthly interest payments, due January 2010, collateralized by the general assets of the Company and a guarantee by Mr. Lowrie.	1,400,000	1,400,000
Note payable, interest at 12% fixed due monthly, periodic principal payments with balance due July 2011, collateralized by one parcel of real property located in Ft. Worth, TX and the common stock of Kenja II, Inc., and a guarantee from Lowrie Management LLLP.	1,000,000	1,000,000
Various notes payable, interest at 11% fixed, monthly interest payments, due July 2011, collateralized by the general assets and cash flow of VCG and 100% stock in VCG-IS, LLC and a guarantee from Mr. Lowrie.	1,000,000	-
Note payable to an affiliate of a current Board member with interest at 10%, due February 2011, collateralized by a personal guarantee from Mr. Lowrie.	410,084	413,501
Note payable to investors, interest at 8.5%, monthly principal and interest payments, due October 20, 2011, collateralized by the general assets of the Company and guaranteed by Mr. Lowrie.	208,295	308,993

Total debt due	$17,937,463	$15,388,159

Trademarks

The “Diamond Cabaret®” name and “PT’s®” name and logo are trademarks registered with the U.S. Patent and Trademark Office. We have an indefinite license from Club Licensing LLC, which is wholly owned by Lowrie Management LLLP, to use these trademarks for a fee. Lowrie Management LLLP’s relationship to us is described above. The fee was established in 2006 and approved by the independent members of our Board. Per the existing agreement, the Company pays $500 per month per club for licensing fees on twelve clubs. This totals $72,000 per year.

Long-Term Debt

On April 9, 2008, the Company obtained a loan with the principal amount of $1,250,000 from Lowrie Management LLLP, an entity controlled and majority-owned by the Company’s Chairman and Chief Executive Officer in exchange for a 10% fixed rate promissory note, due April 9, 2011. This note accrued interest and was collateralized by the general assets of IRC LP and DRC LP and the transfer of both nightclubs’ adult permits and liquor licenses upon default. For 2009, this note accrued approximately $76,000 in interest and no principal was paid. On June 30, 2009, the Company renegotiated the terms of this loan and another existing loan payable to Lowrie Management LLLP. The Company consolidated these two debt obligations totaling $5,700,000. The above promissory note had an outstanding principal balance of $1,400,000 and a note executed on November 1, 2007 had an outstanding principal balance of $4,300,000, bearing interest at 8.5% per annum, with monthly principal and interest payments. On this note, the Company paid approximately $224,000 in interest and $483,000 in principal for 2009. For 2008, on the note in the amount of $4,300,000 the Company paid approximately $448,000 in interest and $906,000 in principal. On the note with the outstanding balance of $1,400,000 the Company accrued approximately $86,000 for interest and made no principal payments.

The $5,700,000 principal amount was consolidated into a replacement promissory note, bearing interest at 10% per annum, with monthly interest payments. The entire principal amount and any accrued but unpaid interest is due on June 30, 2012. No other changes were made to collateral or terms, because the note requires payment of only interest. The Company has paid approximately $285,000 in interest and no principal amounts were paid during 2009 and owes $5,700,000 as of December 31, 2009.

On September 1, 2008, the Company obtained a loan with the principal amount of $400,000 from The Powelson Trust, an affiliate of Martin Grusin, a current Board member, in exchange for a 10% fixed rate promissory note. This accrues interest and is collateralized by a personal guarantee from Troy Lowrie. All accrued interest from September 2008 to September 2009 was payable in September 2009; all other accrued interest is payable on the maturity date of the note, as amended, on February 1, 2011. The Company accrued approximately $42,000 for interest in 2009 and owes approximately $410,000 as of December 31, 2009. For 2008, the Company accrued approximately $13,500 for interest in 2009 and owed approximately $414,000.

On October 15, 2008, the Company obtained a loan with the principal amount of $100,000 from Micheal Ocello, the Company’s President and Chief Operating Officer, in exchange for a 10% fixed rate promissory note. This note is interest only, paid monthly, and unsecured. The maturity date of the note, as amended, is February 1, 2011. The Company has paid Mr. Ocello approximately $10,000 in interest during 2009 and 2008. The principal amount of $100,000 remained unchanged from December 31, 2009 and 2008.

On December 29, 2008, the Company obtained two loans with the principal amounts of approximately $73,000 and $170,000 from Luella Lowrie, the mother of Troy Lowrie, in exchange for two 10% fixed rate promissory notes. The Company makes monthly payments of principal and interest on one of the notes and interest only on the other. These notes are unsecured. The maturity dates are December 1, 2010 and February 1, 2011. For 2008, the Company paid approximately $26,000 in interest and $36,000 in principal. The Company has paid Mrs. Lowrie approximately $22,000 in interest and approximately $36,000 in principal during 2009 and owes an aggregate of approximately $207,000 on both loans as of December 31, 2009.

On December 29, 2008, the Company renegotiated a loan with the principal amount of $390,000 from Vali Lowrie-Reed, the sister of Troy Lowrie, in exchange for a 10% fixed rate promissory note. The note is interest only paid monthly and secured by the general assets of IRC LP and DRC LP, and consent to the transfer of the adult permit and liquor license upon default in the name of DRC LP and IRC LP. The terms of the note also required that the Company pay Ms. Lowrie-Reed an initial fee of 2% of the principal amount, which was paid in the amount of $8,000 in 2008. For 2008, the Company paid approximately $16,000 in interest and $10,000 in principal. In June 2009, the Company repaid this debt obligation and paid approximately $15,000 in interest and approximately $380,000 as of December 31, 2009.

On January 20, 2009, the Company entered into a note payable to Luella Lowrie, the mother of Troy Lowrie, in the amount of $25,000. The interest is accrued at 10%, principal due December 1, 2010, and is unsecured. The Company accrued approximately $2,000 in interest and made an interest payment of approximately $2,000 during 2009 and owes approximately $25,000 as of December 31, 2009.

On February 2, 2009, the Company extended a current debt obligation of $50,000 from Robert McGraw, Jr., a director of the Company. The interest rate is at 10% due monthly, principal due November 15, 2011, and is unsecured. The Company has paid Mr. McGraw approximately $5,000 in interest during 2009 and owes approximately $50,000 as of December 31, 2009.

Other Transactions

The building that houses The Penthouse Club® located in Denver, Colorado is leased from Lowrie Management LLLP; currently the rent is approximately $13,500 per month. The aggregate lease payments due in 2010 is $162,000. The lease term expires in September 2014 and has three options to extend that expire September 2029. The base rent adjusts every five years. The rent from years one to five was $12,000 per month, years six to ten is $13,500 per month, years 11 to 15 (option 1) is $15,000 per month, years 16 to 20 (option 2) is $16,500 per month, and years 21 to 25 (option 3) is $18,000 per month. The Company paid Lowrie Management LLLP an aggregate of approximately $149,000 for the year ended December 31, 2009 and $144,000 for the same period in 2008.

The building that houses PT’s® Showclub located in Louisville, Kentucky is leased from Lowrie Management LLLP; currently the rent is approximately $7,500 per month. The aggregate lease payments due in 2010 are $90,000. The lease term expires December 31, 2016 and has three five-year options to extend that expire December 31, 2031. The base rent adjusts every five years. The rent from years one to five is $7,500 per month, years six to ten is $8,750 per month, years 11 to 15 (option 1) is $10,000 per month, years 16 to 20 (option 2) is $11,250 per month, and years 21 to 24 (option 3) is $12,000. The Company paid Lowrie Management LLLP an aggregate of approximately $90,000 for the year ended December 31, 2009 and 2008.

The building that houses PT’s® Showclub located in Denver, Colorado is leased from Lowrie Management LLLP; currently the rent is approximately $17,500 per month. The aggregate lease payments due in 2010 are $210,000. The lease term expires December 31, 2014 and has three five-year options to extend that expire December 31, 2029. The base rent adjusts every five years. The rent from years one to five was $15,000 per month, years six to ten is $17,500 per month, years 11 to 15 (option 1) is $20,000 per month, years 16 to 20 (option 2) is $22,500 per month, and years 21 to 25 (option 3) is $25,000. The Company paid Lowrie Management LLLP an aggregate of approximately $180,000 for the year ended December 31, 2009 and 2008.

Director Independence

Our Board has determined that each of Robert McGraw, Jr., Kenton Sieckman, Carolyn Romero, and George Sawicki qualify as an independent director under rules promulgated by the SEC and The NASDAQ Stock Market® listing standards rules and has determined that the majority of our directors are independent. Accordingly, all members of each board committee are independent in accordance with The NASDAQ Stock Market® listing standards.

The Company’s Audit Committee consists of Carolyn Romero (Chair), Kenton Sieckman, and George Sawicki all of whom meet the NASDAQ independence definition set forth in Rule 4200(a)(14).

The Company tracks payments to the firms of certain directors for legal and advisory services rendered each year, to ensure that payments do not exceed levels mandated by the SEC and The NASDAQ Stock Market® for independent board service.

During our fiscal year ended December 31, 2009, Mr. Grusin was paid approximately $4,500 to the Law Office of Martin A. Grusin, P.C. for his legal and professional services performed for the Company. Martin Grusin is a board member but not considered to be a independent board member because of fees paid to his wife, Gayle Powelson, from the Company for consulting services. During 2009, Ms. Powelson received an aggregate of approximately $123,000 for financial consulting services. The aggregate amount of payments made to Mr. Grusin and his wife in 2009 totaled $127,937.

During our fiscal year ended December 31, 2009, we paid an aggregate of approximately $215,000 to Rubin Schulman, P.L.C. for legal and professional services performed for the Company. Allan Rubin was a board member of the Company until August 2009 and the managing partner of Rubin Schulman P.L.C. The Company did not consider him an independent member of the board.

The Board based the independence determinations primarily on the Company’s records regarding payments made to Board members, plus a review of the responses of the Directors and Executive Officers to questions regarding employment and transaction history, affiliations, and family and other relationships and on discussions with the directors.

Item 14.	Principal Accountant Fees and Services

The firm of Causey Demgen & Moore Inc. (“CDM”) served as our independent registered public accounting firm for our 2009 and 2008 fiscal years.

The following table summarizes the aggregate fees billed or to be billed by CDM for the fiscal years ended December 31, 2009 and December 31, 2008:

	2009	2008

Audit fees	$194,118	$172,000
Audit-related fees	45,350	10,000
Tax fees	2,625	6,675
All other fees	12,237	637

Total	$254,330	$189,312

Audit fees

Fees for audit services consisted of the audit of our annual financial statements and reports on internal controls required by the Sarbanes-Oxley Act of 2002 and reviews of our quarterly financial statements.

Audit-related fees

Fees for audit-related services billed in 2009 related to the 2008 SEC Comment Letter and SOX implementation. Fees for audit-related services billed in 2008 related to acquisition audits and new pronouncement reviews.

Tax Fees

Fees for taxes billed in 2009 and 2008 related to research and discussions of the state net operating loss to determine potential carry back opportunities.

Other

All other fees billed in 2009 and 2008 related to consulting services regarding accounting matters.

Audit Committee’s Pre-Approval Policies and Procedures

The audit committee pre-approves all audit and non-audit services to be performed by CDM, and has established policies and procedures to ensure that the Company is in full compliance with the requirements for pre-approval set forth in the Sarbanes-Oxley Act of 2002 and the SEC rules regarding auditor independence.

In accordance with these policies and procedures, management submits for approval audit and non-audit services that management may wish to have CDM perform. The audit committee approves or rejects each of the services and approves a range of fees. Services cannot commence until such approval has been granted. During the course of the year, the chairman of the audit committee has the authority to pre-approve requests for services.

All of the fees set forth in the Principal Accountant Fees and Services table above for the fiscal years of 2009 and 2008 were pre-approved by the audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

Financial Statements

Page No.

Report of Independent Registered Public Accounting Firm	40
Consolidated Balance Sheets as of December 31, 2009 and 2008	41
Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008	42
Consolidated Statement of Equity for the Years Ended December 31, 2009 and 2008	43
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008	44
Notes to Consolidated Financial Statements	45
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

Exhibits

Exhibits
No.		Description

3.1		Articles of Incorporation(1)
3.2		Amended Designations, Preferences, Limitations and Relative Rights of Series A Convertible Preferred Stock(9)
3.3		Amended and Restated Bylaws(28)
4.1		Specimen common stock certificate, $.0001 par value(1)
4.2		Specimen preferred stock certificate $.0001 par value(1)
*4	.3	Stock Option and Stock Bonus Plan(1)
*4	.4	2003 Stock Option and Stock Bonus Plan(3)
4.5		Form of Subscription Agreement(16)
10.01		Trademark License Agreement, dated June 30, 2002, between VCG Holding Corp. and Lowrie Management LLLP(1)
10.02		Line of Credit and Security Agreement, dated June 30, 2002, between VCG Holding Corp. and Lowrie Management LLLP(1)
*10	.03	Management Contract, dated May 2, 2002, between VCG Holding Corp. and International Entertainment Consultants, Inc.(1)
10.04		Lease Agreement for 213-215 Madison, Brooklyn, Illinois, dated May 1, 2002, by and between RELMSS and VCG Holding Corp.(1)
10.05		Agreement to Purchase/Sell Real Estate, dated March 5, 2003, between VCG Real Estate Holdings, Inc. and Sacred Grounds Resources, L.L.C.(2)

Exhibits
No.		Description

10.06		Limited Partnership Purchase Agreement, executed effective June 30, 2004, by and among VCG Holding Corp., WCC Acquisitions, Inc. and Lowrie Management LLLP(4)
10.07		Promissory Note and Security Agreement, dated July 21, 2004, by VCG Holding Corp. in favor of Lowrie Management LLLP(4)
10.08		Lease Agreement, dated October 1, 2004, by and between Lowrie Management LLLP and Glendale Restaurant Concepts LP(5)
10.09		Agreement for the Purchase and Sale of Assets, dated August 18, 2004, by and between CCCG, Inc. and Glenarm Restaurant Concepts, LLC(6)
10.10		Lease Agreement, dated August 31, 2004, by and between Glenarm Associates, Inc. and Glenarm Restaurant LLC(6)
10.11		First Amendment to Commercial Lease, dated February 1, 2005, by Hampden and Galena Limited and VCG Restaurants Denver, Inc.(7)
*10	.12	2004 Stock Option and Appreciation Rights Plan(8)
10.13		Agreement for the Purchase and Sale of Business and Assets, dated August 2, 2006, by and between VCG Holding Corp. and Consolidated Restaurants Limited, LLC(10)
10.14		Business Lease, dated October 2, 2006, by and between 5975 Terminal, LLC and VCG CO Springs, Inc.(11)
10.15		Limited Partnership Purchase Agreement, dated December 18, 2006, by and among Lowrie Management LLLP and W.C.C. Acquisitions Inc., VCG Holding Corp. and Denver Restaurants Concepts, LP(12)
10.16		Promissory Note and Security Agreement, dated December 31, 2006, by VCG Holding Corp. in favor of Lowrie Management LLLP(12)
10.17		Lease, dated January 1, 2005, by and between Lowrie Management LLLP and Denver Restaurant Concepts LP(12)
10.18		Sale of VCG’s 100% Membership Interest in Epicurean Enterprises, L.L.C., dated January 15, 2007, by and between VCG Holding Corp and Cory James Anderson(13)
10.19		Lease, dated January 15, 2007, by and between VCG Real Estate Holdings Inc. and Epicurean Enterprises LLC(13)
10.20		Purchase Agreement, dated January 2, 2007, by and among Troy Lowrie, VCG Holding Corp and Kentucky Restaurants Concepts, Inc.(14)
10.21		Agreement for Sale of Limited Partnership Interest Restaurant Concepts of Kentucky Limited Partnership, dated January 2, 2007(14)
10.22		Lease, dated January 1, 2007, by and between Lowrie Management LLLP and Kentucky Restaurant Concepts, Inc.(14)
10.23		Limited Partnership Purchase Agreement, dated January 18, 2007, by and among Lowrie Management LLLP and Illinois Acquisitions Inc., VCG Holding Corp and RCC, LP(15)
10.24		Consent to Sell Partnership Interest of RCC, LP, dated January 31, 2007(15)
10.25		Consent to Transfer Partnership Interest into Common Stock, dated January 31, 2007(15)
10.26		Business Lease, dated February 1, 2007, by and between Jay Dinkelmann, as Trustee of Chicago Title Land Trust #1080459 and RCC LP(15)
10.27		Limited Partnership Purchase Agreement, dated February 5, 2007, by and among Lowrie Management LLLP, Illinois Acquisitions Inc., VCG Holding Corp. and Cardinal Management LP(16)
10.28		Business Lease, dated February 1, 2007, by and between Jay Dinkelmann, as Trustee of Chicago Title Land Trust #879-51 and Cardinal Management LP dba PT’s Centreville(16)
10.29		Limited Partnership Purchase Agreement, dated February 9, 2007, by and among Lowrie Management LLLP and Illinois Acquisitions Inc., VCG Holding Corp and MRC, LP(17)
10.30		Promissory Note and Security Agreement, dated March 31, 2007, by VCG Holding Corp. in favor of Lowrie Management LLLP(17)

Exhibits
No.	Description

10.31	Business Lease, dated March 1, 2007, by and between Jay Dinkelmann as Trustee of Chicago Title Land Trust #1083191 and MRC, LP.(17)
10.32	Limited Partnership Purchase Agreement, dated February 7, 2007, by and among Lowrie Management LLLP, Illinois Acquisitions Inc., VCG Holding Corp. and IRC, LP(18)
10.33	Promissory Note, dated March 31, 2007, by VCG Holding Corp in favor of Lowrie Management LLLP(18)
10.34	Consent to Sell Partnership Interest of IRC, LP, dated February 21, 2007(18)
10.35	Business Lease, dated March 1, 2007, by and between Regions Bank, as Trustee of Trust #39007440 and Omni Warehouse, Inc. and IRC, LP.(18)
10.36	Promissory Note and Security Agreement, dated June 1, 2006, by VCG Holding Corp. in favor of Lowrie Management LLLP(20)
10.37	Agreement for the Purchase and Sale of Assets, dated March 23, 2007, by and among Regale, Inc., VCG Holding Corp. and Raleigh Restaurant Concepts, Inc.(20)
10.38	Agreement of Sublease, dated April 16, 2007, by and between Regale, Inc. and Raleigh Restaurant Concepts, Inc.(21)
10.39	Lease Agreement, dated April 16, 2007, by and between Big Deck Parking, LLC and Raleigh Restaurant Concepts, Inc.(21)
10.40	Stock Purchase Agreement, dated April 25, 2007, by and between Robert W. Sabes and VCG Holding Corp.(22)
10.41	Real Estate Purchase Agreement, dated April 25, 2007, by and between JFS Desert Fountain Properties, LLC and VCG Holding Corp.(22)
10.42	Lease, dated May 31, 2007, by and between JFS Desert Fountain Properties, LLC and Classic Affairs, Inc.(22)
10.43	Lease, dated June 29, 2007, by and between 4th Street Partnership, LLLP and Classic Affairs, Inc.(23)
10.44	Stock Purchase Agreement re: Kenkev II, Inc. f/k/a Mark R. Dean, Inc., dated September 14, 2007, between Ken-Kev Inc. and VCG Holding Corp.(24)
10.45	Restrictive Covenant — Covenant Not to Compete, dated September 14, 2007, between Gregory Kenwood Gaines and VCG Holding Corp.(24)
10.46	Consulting-License Agreement, dated September 14, 2007, by and between Alliance Management Partners, LLC and VCG Holding Corp. on behalf of Seller Equity holding(24)
10.47	Business Lease, dated September 14, 2007, by and between K & R Properties, Inc. and KenKevII, Inc.(24)
10.48	Guaranty of Lease, dated September 14, 2007, by VCG Holding Corp. in favor of K & R Properties(24)
10.49	Purchase of Membership Interest, dated September 17, 2007, by and among VCG Holding Corp. and Golden Productions JGC Fort Worth, LLC, d/b/a Jaguar’s Gold Club Fort Worth, and Bryan S. Foster(25)
10.50	Covenant not to compete, dated September 17, 2007, between Bryan S. Foster and VCG Holding Corp.(25)
10.51	Covenant not to compete, dated September 17, 2007, between Richard Richardson and VCG Holding Corp.(25)
10.52	Deed of Ground Lease, dated September 17, 2007, by and between VCG Holding Corp. and Bryan S. Foster(25)
10.53	Stock Purchase Agreement, dated October 29, 2007, by and among VCG Holding Corp. and Manana Entertainment, Inc. db/a Jaguar’s Gold Club Dallas, and Bryan S. Foster(26)
10.54	Covenant Not to Compete, made and effective as of the Effective Date, as defined in the Stock Purchase Agreement by and among VCG Holding Corp. and Manana Entertainment, Inc. d/b/a Jaguar’s Gold Club Dallas and Bryan S. Foster, between Bryan S. (Niko) Foster and VCG Holding Corp.(26)
10.55	Covenant Not to Compete, made and effective as of the Effective Date, as defined in the Stock Purchase Agreement by and among VCG Holding Corp. and Manana Entertainment, Inc. d/b/a Jaguar’s Gold Club Dallas and Bryan S. Foster, between Richard Richardson and VCG Holding Corp.(26)

Exhibits
No.	Description

10.56	Stock Purchase Agreement Re: Kenja II, Inc. f/k/a Mark R. Dean, Inc., dated September 14, 2007, between Kenja II, Inc. and VCG Holding Corp.(26)
10.57	Restrictive Covenant — Covenant Not to Compete, dated October 29, 2007, between Gregory Kenwood Gaines and VCG Holding Corp.(26)
10.58	Bonus Agreement Related to Purchase Agreement, dated September 14, 2007, between G. Kenwood Gaines and VCG Holding Corp.(26)
10.59	Ground Lease Agreement, dated October 29, 2007, between VCG Holding Corp. and Bryan S. Foster(26)
10.60	Business Lease Agreement, dated October 29, 2007, by and between Third Properties, LLC and Kenja II, Inc.(26)
10.61	Guaranty of Lease, dated October 29, 2007, by VCG Holding Corp. in favor of Third Property, Inc.(26)
10.62	Balloon Promissory Note dated December 4, 2007, in favor of Sunshine Mortgage Investors, Inc.(27)
10.63	Agreement for Purchase and Sale of Assets, dated December 5, 2007, by and between 1443 Corp., Inc. and Stout Restaurant Concepts, Inc.(29)
10.64	Assignment Agreement, dated December 21, 2007, by and between VVSM, Inc. and VCG Holding Corp.(29)
10.65	Non-Competition Agreement, dated December 21, 2007, by and between 1443 Corp., Inc., Lance Migliaccio, Gidget Sanders, Ted R. Bullard and Stout Restaurant Concepts, Inc.(29)
10.66	Agreement for the Purchase and Sale of Assets, dated December 21, 2007, by and between 1447, Inc. and Bradshaw Hotel, Inc.(29)
10.67	Assignment and Assumption of Building Lease, dated December 19, 2007, by and between P.P.P., LLC, Lance C. Migliaccio, Gidget Bridget Sanders, Anthony Scott Falcone, Frank Henry Walley, IV, Ted R. Bullard and Stout Restaurant Concepts, Inc.(29)
10.68	Building Lease, dated July 7, 2001, by and between Dikeou Realty and 2222, Inc., as amended(29)
10.69	Consulting Agreement, dated December 4, 2007, by and between Lance C. Migliaccio and VCG Holding Corp.(29)
10.70	Indemnification Agreement, dated as of December 21, 2007, by and between 1443 Corp., Inc., Lance C. Migliaccio, Gidget Bridget Sanders, Anthony Scott Falcone, Frank Henry Walley, IV, Ted R. Bullard and VCG Holding Corp.(29)
10.71	Agreement of Merger, dated February 9, 2008 by and between VCG Holding Corp. and Mega Club(30)
10.72	Agreement and Plan of Reorganization, dated February 9,2008, by and between VCG Holding Corp and Mega Club(30)
10.73	Covenant Not to Compete, dated February 9, 2008, between Mega Club and VCG Holding Corp.(30)
10.74	Covenant not to Compete, dated February 9, 2008, between Mega Club Employee and VCG Holding Corp.(30)
10.75	Sales Agreement, dated February 9, 2008, between Mega Club and VCG Holding Corp.(30)
10.76	Ground Lease Agreement, dated February 9, 2008, between VCG Holding Corp. and Mega Club(30)
10.77	Agreement of Purchase of Assets, dated March 15, 2008, by and between VCG Holding Corp. and Mega Club(31)
10.78	Covenant Not to Compete, dated March 15, 2008, by and between VCG Holding Corp. and Mega Club(31)
10.79	First Amendment to Stock Purchase Agreement, dated April 15, 2008, by VCG Holding Corp. and Manana Entertainment, Inc. and Bryan Foster(36)
10.80	Promissory Note, dated April 14, 2008, by and between VCG Holding Corp. and Bryan Foster(36)
10.81	Security Agreement, dated April 14, 2008, by and between VCG Holding Corp. and Bryan Foster(32)
10.82	Leasehold Deed of Trust Security Agreement, dated April 14, 2008(32)
10.83	Amended Balloon Promissory Note, dated July 11, 2008, by and between VCG Holding Corp. and Sunshine Mortgage Investors, Inc.(33)

Exhibits
No.		Description

10.84		Balloon Promissory Note, dated, July 14, 2008, by and between VCG Holding Corp. and Richard Stanton(33)
10.85		Asset Purchase Agreement, dated March 15, 2008, by and between 2640 W. Woodland Inc., and Glenn Smith, and VCG-IS, LLC, and VCG Holding Corp.(34)
10.86		Covenant Not to Compete, dated July 28, 2008, by and between Glenn Smith and VCG-IS, LLC(34)
10.87		Promissory Note, dated July 28, 2008, by and between VCG-IS, LLC and 2640 W. Woodland, Inc.(34)
10.88		Security Agreement, dated July 28, 2008, by and between VCG-IS, LLC and 2640 W. Woodland, Inc.(34)
10.89		Promissory Note and Security Agreement, dated November 11, 2007, by VCG Holding Corp. in favor of Lowrie Management LLLP(35)
10.90		Promissory Note and Security Agreement, dated July 17, 2008, by VCG Holding Corp. in favor of Vali Lowrie Reed(35)
*10	.91	Employment Agreement, dated December 4, 2008, by and between VCG Holding Corp. and Troy Lowrie(36)
*10	.92	Employment Agreement, dated December 4, 2008, by and between VCG Holding Corp. and Micheal Ocello(36)
10.93		Agreement of Merger, dated February 9, 2008 by and between VCG Holding Corp. and TTNA, Inc.(37)
10.94		Agreement and Plan of Reorganization, dated February 9,2008, by and between VCG Holding Corp and TTNA, Inc.(37)
10.95		Covenant Not to Compete, dated February 9, 2008, by and between VCG Holding Corp and Duncan Burch(37)
10.96		Covenant not to Compete, dated February 9, 2008, between TTNA, Inc. Employee and VCG Holding Corp(37)
10.97		Sales Agreement, dated February 9, 2008, between Duncan Burch and VCG Holding Corp(37)
10.98		Ground Lease Agreement, dated February 9, 2008, between VCG Holding Corp. and Duncan Burch(37)
10.99		Promissory Note and Security Agreement, dated June 30, 2009, by VCG Holding Corp. in favor of Lowrie Management LLLP(38)
11.00		Real Estate Purchase Agreement, dated July 31, 2009 , by and between Black Canyon Highway LLC and VCG Real Estate Holding(39)
11.01		Promissory Note dated August 15, 2009, by VCG Holding Corp. in favor of Citywide Banks(40)
11.02		Promissory Note dated August 15, 2009, by VCG Holding Corp. in favor of Citywide Banks(40)
11.03		Business Lease Agreement, dated August 15, 2009 by and between VCG Holding Corp and Lowrie Management LLLP and Citywide Banks(40)
11.04		Change in Terms Agreement, dated August 15, 2009 by and between VCG Holding Corp and Citywide Banks(40)
11.05		Business Lease Agreement, dated August 15, 2009 by and between VCG Holding Corp and Lowrie Management LLLP and Citywide Banks(40)
11.06		Indemnification Agreement, dated as of December 16, 2009, by and between VCG Holding Corp, Troy Lowrie, Micheal Ocello, Courtney Cowgill, Martin Grusin, Robert McGraw, Jr., Kenton Sieckman, George Sawicki and Carolyn Romero(41)
11.07		Letter of Intent between Rick’s Cabaret International, Inc., VCG Holding Corp., Troy Lowrie and Lowrie Management LLLP(42)
21.1		Subsidiaries of VCG Holding Corp.(44)
23.1		Consent of Causey Demgen & Moore Inc.(44)
31.1		Certification of Chief Executive Officer of VCG Holding Corp. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(44)

Exhibits
No.	Description

31.2	Certification of Chief Financial Officer of VCG Holding Corp. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(44)
32.1	Certification of Chief Executive Officer of VCG Holding Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63(43)
32.2	Certification of Chief Financial Officer of VCG Holding Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63(43)

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed on September 10, 2002

(2)	Incorporated by reference from Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 21, 2003

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed August 6, 2003

(4)	Incorporated by reference from Current Report on Form 8-K filed on July 29, 2004

(5)	Incorporated by reference from Current Report on Form 8-K filed on October 8, 2004

(6)	Incorporated by reference from Amended Current Report on Form 8-K/A filed on October 18, 2004

(7)	Incorporated by reference from Current Report on Form 8-K filed on February 9, 2005

(8)	Incorporated by reference from Current Report on Form 8-K filed on August 1, 2005

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006

(11)	Incorporated by reference from Current Report on Form 8-K filed on October 5, 2006

(12)	Incorporated by reference from Current Report on Form 8-K filed on January 5, 2007

(13)	Incorporated by reference from Current Report on Form 8-K on January 19, 2007

(14)	Incorporated by reference from Current Report on Form 8-K on January 23, 2007

(15)	Incorporated by reference from Current Report on Form 8-K on February 15, 2007

(16)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed March 1, 2007

(17)	Incorporated by reference from Current Report on Form 8-K on March 6, 2007

(18)	Incorporated by reference from Current Report on Form 8-K on March 21, 2007

(19)	Incorporated by reference from Current Report on Form 8-K on March 23, 2007

(20)	Incorporated by reference from the Annual Report on Form 10-KSB filed April 3, 2007

(21)	Incorporated by reference from Current Report on Form 8-K filed on April 20, 2007

(22)	Incorporated by reference from Current Report on Form 8-K filed on June 7, 2007

(23)	Incorporated by reference from Current Report on Form 8-K/A filed on July 12, 2007

(24)	Incorporated by reference from Current Report on Form 8-K filed on September 20, 2007

(25)	Incorporated by reference from Current Report on Form 8-K filed on September 21, 2007

(26)	Incorporated by reference from Current Report on Form 8-K/A filed on November 16, 2007

(27)	Incorporated by reference from Current Report on Form 8-K filed on December 10, 2007

(28)	Incorporated by reference from Current Report on Form 8-K filed on December 27, 2007

(29)	Incorporated by reference from Current Report on Form 8-K filed on December 28, 2007

(30)	Incorporated by reference from Current Report on Form 8-K filed on February 14, 2008 & Current Report on Form 8-K filed February 3, 2009

(31)	Incorporated by reference from Current Report on Form 8-K filed March 20, 2008 & Current Report on Form 8-K filed February 3, 2009

(32)	Incorporated by reference from Current Report on Form 8-K/A filed April 18, 2008

(33)	Incorporated by reference from Current Report on Form 8-K/A filed July 21, 2008

(34)	Incorporated by reference from Current Report on Form 8-K filed August 1, 2008

(35)	Incorporated by reference from Quarterly Report on Form 10-Q filed August 11, 2008

(36)	Incorporated by reference from Current Report on Form 8-K filed December 10, 2008

(37)	Incorporated by reference from Current Report on Form 8-K filed February 3, 2009

(38)	Incorporated by reference from Current Report on Form 8-K filed July 2, 2009

(39)	Incorporated by reference from Current Report on Form 8-K filed August 5, 2009

(40)	Incorporated by reference from Quarterly Report on Form 10-Q filed November 11, 2009

(41)	Incorporated by reference from Current Report on Form 8-K filed December 17, 2009

(42)	Incorporated by reference from Current Report on Form 8-K filed February 16, 2010

(43)	Furnished herewith

(44)	Filed herewith

*	Indicates a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of March, 2010.

VCG HOLDING CORP.

By:	/s/ Troy Lowrie
Troy Lowrie
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 12, 2010	By: /s/ Troy Lowrie
Troy Lowrie
Chairman of the Board and
Chief Executive Officer

March 12, 2010	By: /s/ Micheal Ocello
Micheal Ocello
Director
Chief Operating Officer and President

March 12, 2010	By: /s/ Courtney Cowgill
Courtney Cowgill
Chief Financial Officer
Secretary and Treasurer

March 12, 2010	By: /s/ Robert McGraw, Jr.
Robert McGraw, Jr.
Director

March 12, 2010	By: /s/ Carolyn Romero
Carolyn Romero
Director

March 12, 2010	By: /s/ Martin Grusin
Martin Grusin
Director

March 12, 2010	By: /s/ George Sawicki
George Sawicki
Director

March 12, 2010	By: /s/ Kenton Sieckman
Kenton Sieckman
Director