Form 10-Q
period 2010-03-31
VCG HOLDING CORP
filed 2010-05-14
CIK 1172852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of May 13, 2010, there were 17,310,723 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
VCG HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	March 31,	December 31,
	2010	2009
Assets
Current Assets
Cash	$2,391,254	$2,677,440
Other receivables	88,068	254,333
Income taxes receivable	403,711	594,720
Inventories	919,459	926,321
Prepaid expenses	664,515	354,730
Current portion of deferred income tax asset	43,350	76,920

Total Current Assets	4,510,357	4,884,464

Property and equipment, net	22,699,055	22,946,114
Non-compete agreements, net	19,639	23,898
Trade names	452,000	452,000
Licenses, net	34,796,919	34,834,018
Goodwill, net	2,279,045	2,279,045
Favorable lease rights, net	1,630,001	1,647,968
Other long-term assets	225,004	241,993
Non-current portion of deferred income tax asset	3,584,341	3,841,673

Total Assets	$70,196,361	$71,151,173

Liabilities and Equity
Current Liabilities
Accounts payable — trade	$1,567,820	$1,750,940
Accrued expenses	2,135,671	1,930,049
Income taxes payable	-	67,917
Deferred revenue	81,535	110,010
Current portion of unfavorable lease rights	277,920	277,920
Current portion of long-term debt	3,850,054	3,805,277
Current portion of long-term debt, related party	23,309	62,067

Total Current Liabilities	7,936,309	8,004,180

Long-Term Liabilities
Deferred rent	1,802,243	1,628,301
Unfavorable lease rights, net of current portion	6,086,643	6,156,123
Long-term debt, net of current portion	17,997,870	19,751,021
Long-term debt, related party, net of current portion	7,184,187	7,129,018

Total Long-Term Liabilities	33,070,943	34,664,463

Commitments and Contingent Liabilities (Note 8)
Equity
Common stock $.0001 par value; 50,000,000 shares authorized;17,310,723 shares issued and outstanding	1,731	1,731
Additional paid-in capital	51,974,077	51,932,082
Accumulated deficit	(26,333,095)	(26,996,863)

Total VCG Stockholders’ Equity	25,642,713	24,936,950
Noncontrolling interests in consolidated partnerships	3,546,396	3,545,580

Total Equity	29,189,109	28,482,530

Total Liabilities and Equity	$70,196,361	$71,151,173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue
Sales of alcoholic beverages	$5,323,757	$5,864,663
Sales of food and merchandise	522,221	471,532
Service revenue	7,174,456	6,698,281
Other income	789,373	739,942

Total Revenue	13,809,807	13,774,418

Operating Expenses
Cost of goods sold	1,500,491	1,492,923
Salaries and wages	3,604,002	3,269,881
Other general and administrative:
Taxes, permits and licenses	990,781	888,877
Charge card and bank fees	179,793	193,236
Rent	1,496,318	1,448,516
Legal fees	233,243	405,949
Other professional fees	680,647	426,571
Advertising and marketing	661,150	700,196
Insurance	416,844	380,358
Utilities	256,805	281,072
Repairs and maintenance	260,452	292,224
Advisory fees related to change in control proposals	16,401	-
Other	1,186,400	1,382,140
Depreciation and amortization	455,497	425,369

Total Operating Expenses	11,938,824	11,587,312

Income from Operations	1,870,983	2,187,106

Other Income (expenses)
Interest expense	(540,437)	(759,778)
Interest expense, related party	(180,076)	(169,078)
Interest income	1,327	36
Loss on sale of assets	(3,000)	(936)

Total Other Income (expenses)	(722,186)	(929,756)

Income Before Income Taxes	1,148,797	1,257,350

Income tax expense — current	46,000	140,412
Income tax expense — deferred	328,000	339,588

Total Income Taxes	374,000	480,000

Profit of consolidated and affiliated companies	774,797	777,350
Net Income Attributable to Noncontrolling Interests	(111,029)	(125,177)

Net Income Attributable to VCG	$663,768	$652,173

Earnings Per Share
Basic and fully diluted income per share attributable to VCG’s stockholders	$0.04	$0.04
Basic and fully diluted weighted average shares outstanding	17,310,723	17,658,726
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(unaudited)

					Noncontrolling
			Additional		Interests in	Total
	Common Stock		Paid-in	Accumulated	Consolidated	Stockholders’
	Shares	Amount	Capital	Deficit	Partnerships	Equity
Balances, December 31, 2009	17,310,723	$1,731	$51,932,082	$(26,996,863)	$3,545,580	$28,482,530
Amortization of stock-based compensation	-	-	41,995	-	-	41,995
Net income for the three months ended March 31, 2010	-	-	-	663,768	111,029	774,797
Distributions paid to noncontrolling interests	-	-	-	-	(110,213)	(110,213)

Balances, March 31, 2010	17,310,723	$1,731	$51,974,077	$(26,333,095)	$3,546,396	$29,189,109

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Operating Activities
Profit of consolidated and affiliated companies	$774,797	$777,350
Adjustments to reconcile profit of consolidated and affiliated companies to net cash provided by operating activities:
Depreciation	451,239	421,110
Amortization of non-compete agreements	4,259	4,259
Amortization of leasehold rights and liabilities, net	(51,513)	(48,605)
Amortization of loan fees	17,249	80,343
Stock-based compensation expense	41,995	77,789
Deferred income taxes	328,000	339,588
Loss on disposition of assets	3,000	937
Accrued interest added to long-term debt	60,672	74,718
Changes in operating assets and liabilities	154,403	(35,507)

Net cash provided by operating activities	1,784,101	1,691,982
Investing Activities
Additions to property and equipment	(207,179)	(131,258)
Deposits	(260)	-
Proceeds from sale of assets	-	107,326

Net cash used by investing activities	(207,439)	(23,932)
Financing Activities
Proceeds from debt	100,000	1,098,000
Payments on debt	(1,820,456)	(695,200)
Proceeds from related party debt	-	25,100
Payments on related party debt	(12,179)	(257,802)
Payments on revolving line of credit, net of borrowings	(20,000)	(810,000)
Payments on capital leases	-	(19,111)
Repurchase of stock	-	(320,631)
Distributions to noncontrolling interests	(110,213)	(127,158)

Net cash used by financing activities	(1,862,848)	(1,106,802)

Net increase (decrease) in cash	(286,186)	561,248
Cash, beginning of period	2,677,440	2,209,060

Cash, end of period	$2,391,254	$2,770,308

Supplemental cash flow information:
Income taxes paid in cash	$67,048	$50,000
Interest paid in cash	$650,200	$769,583
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements
1. Summary of Significant Accounting Policies
General
     In this report, references to “VCG Holding Corp.,” “VCG,” the “Company,” “its,” “we,” “us,” and “our” refer to VCG Holding Corp. and its subsidiaries.
     We are in the business of acquiring, owning and operating clubs, which provide premium quality live adult entertainment, restaurant, and beverage services in an up-scale environment. As of March 31, 2010, the Company, through its subsidiaries, owns and operates twenty clubs in Indiana, Illinois, Colorado, Texas, North Carolina, Minnesota, Kentucky, Maine, Florida, and California. The Company operates in one reportable segment.
Basis of Presentation
     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared by the Company. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the condensed consolidated financial position as of March 31, 2010, and the condensed consolidated results of operations and condensed consolidated cash flows for the periods ended March 31, 2010 and 2009.
     The unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, the Company believes that the disclosures presented are adequate to ensure the information presented is not misleading. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other information filed with the SEC.
     The Company utilizes a December 31 fiscal year end, references herein to “fiscal 2009” relate to the year ended December 31, 2009, and references to the “first,” “second,” “third,” and “fourth” quarter of a fiscal year relate to the quarters ended March 31, June 30, September 30, and December 31, respectively, of the related year.
Principles of Consolidation
     The unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its’ wholly-owned and majority-owned subsidiaries, and a consolidated variable interest entity. All significant inter-company balances and transactions are eliminated in the unaudited Condensed Consolidated Financial Statements.
Consolidation of Variable Interest Entities
     During 2007, the Company became the .01% General Partner of 4th Street Limited Partnership LLLP (“4th Street”), a limited liability limited partnership that owns a building in Minneapolis, MN that is rented by the Minneapolis nightclub operated by the Company. The land and building, which had a net book value of approximately $2,826,000 at March 31, 2010 and $2,844,000 at December 31, 2009, respectively, represent the only assets held by 4th Street. The lease term is for 17 years. The majority of the 99.9% limited partner interests are held by related parties, ranging from note holder, to stockholders and Directors. Under the terms of the 4th Street partnership agreement, profits and losses and cash flows are allocated between the General and the Limited Partners based on their respective ownership percentages.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
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
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period and certain financial statement disclosures. As discussed below, the Company’s most significant estimates include those made in connection with the valuation of intangible assets and determining the recoverability of deferred tax assets. Actual results could differ materially from these estimates.
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
Earnings per Share
     In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share (“ASC 260”), basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of the incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted earnings (loss) per share calculation to the extent such shares are dilutive.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
     The following table sets forth the computation of basic and diluted weighted average shares outstanding:

	March 31,
	2010	2009
Net income attributable to VCG	$663,768	$652,173

Basic weighted average shares outstanding	17,310,723	17,658,726
Effect of dilutive securities:
Stock options and warrants	-	-

Basic and dilutive weighted average shares outstanding	17,310,723	17,658,726

Basic and diluted earnings per share	$0.04	$0.04

     The Company has excluded options to purchase 260,500 and 280,500 shares of common stock from its calculation of the effect of dilutive securities in the first quarter of 2010 and 2009, respectively, as they represent anti-dilutive stock options. In 2009, the Company excluded warrants exercisable into 221,817 shares of common stock from its calculation of the effect of dilutive securities as they represent anti-dilutive warrants. The exercise prices of these stock options and warrants were substantially above the market price of the common stock during each period.
2. Recently Issued Accounting Standards
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements. The key amendments include: (a) a requirement to disclose transfer in and out of Level 1 and 2; (b) activity in Level 3 should show information about purchases, sales, settlements, etc. on a gross basis rather than as net basis; and (c) additional disclosures about inputs and valuation techniques. The new disclosure requirements are effective for periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc. which is effective for periods beginning after December 15, 2010. The Company adopted this update on January 1, 2010, and it did not have a significant impact on the unaudited Condensed Financial Statements.
     In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides clarification about Topic 810 (Previously SFAS 160) and clarifies that the de-recognition provisions of Topic 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This update is effective for the first reporting period beginning after December 15, 2009. The Company adopted this update effective January 1, 2010, but did not experience any decreases in ownership of a subsidiary in the first quarter of 2010. Accordingly, the update did not have any impact on the unaudited Condensed Consolidated Financial Statements as of March 31, 2010.
     In December 2009, the FASB issued ASU 2009-17, Consolidation (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update amends Topic 810 and is a result of SFAS 166. This standard did not have a significant impact on the unaudited Condensed Consolidated Financial Statements when it was adopted on January 1, 2010.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
3. Inventories
     Inventories consist of beverages, food, tobacco products and merchandise. All are valued at the lower of cost or market.

	(unaudited)
	March 31, 2010	December 31, 2009
Food and beverage	$818,787	$823,165
Tobacco and merchandise	100,672	103,156

Total	$919,459	$926,321

4. Property and Equipment, Net
     Property and equipment, net consisted of the following:

	(unaudited)
	March 31, 2010	December 31, 2009

Land	$500,000	$500,000
Buildings	11,362,143	11,362,143
Leasehold improvements	11,124,826	11,056,795
Software, computers, and equipment	3,376,620	3,138,217
Vehicles	295,529	269,503
Signs	311,239	308,819
Furniture and fixtures	1,993,370	1,993,370
Assets to be placed in service	30,439	168,245

	28,994,166	28,797,092
Less accumulated depreciation	(6,295,111)	(5,850,978)

Property and equipment, net	$22,699,055	$22,946,114

     Depreciation expense was $451,239 and $421,110 for the three months ended March 31, 2010 and 2009, respectively.
5. Goodwill and Intangible Assets Not Subject to Amortization
     The change in the carrying amount of goodwill and intangible assets not subject to amortization from December 31, 2009 to March 31, 2010, was as follows:

	Goodwill	Licenses	Trade Names	Total
Balance at December 31, 2009	$2,279,045	$34,834,018	$452,000	$37,565,063
Amortization of “component 2” for stock purchase		(37,099)		(37,099)

Balance at March 31, 2010 (unaudited)	$2,279,045	$34,796,919	$452,000	$37,527,964

There is no amortization of trade names or licenses, except for the component 2 amortization described above, as they have been determined to have indefinite lives. Amortization of non-compete agreements was $4,259 for the quarters ended March 31, 2010 and 2009.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
The ongoing uncertainty in general and economic conditions may impact the Company’s business, as well as the market price of the Company’s common stock. This could negatively impact the Company’s future operating performances, cash flow, and/or stock price resulting in additional goodwill and/or intangible asset impairment charges being recorded in future periods, which could materially impact the unaudited Condensed Consolidated Financial Statements. We have determined that should revenue and net income remain flat or decline, there is potential for an additional impairment adjustment to intangible assets at the next impairment test date of December 31, 2010. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity. There was no impairment of goodwill and intangible assets during the three months ended March 31, 2010 and 2009.
6. Long-Term Debt
Long-Term Debt with Third Parties
     On January 18, 2010, the Company obtained a loan from an individual and issued a promissory note in the aggregate principal amount of $100,000 in exchange. The note is unsecured and accrues interest at 10% per year, but is not paid until maturity. Principal and all accrued interest is due January 18, 2011.
Future Maturities of Long-Term Debt
     The following table shows required future maturities of the principal amounts of the related party and third party long-term debt reflecting the extension of maturity dates disclosed in Note 10 of the Notes to Condensed Consolidated Financial Statements under “Subsequent Events”.

For the Calendar Years Ending December 31,
Remaining in 2010	2011	2012	2013	2014	Thereafter	Total
$2,037,228	$12,960,604	$6,705,673	$1,096,705	$6,205,869	$49,341	$29,055,420
7. Income Taxes
     Income tax expense was $374,000 and $480,000 for the three months ended March 31, 2010 and 2009, respectively. The current income tax expense provision consists of $46,000 for state tax expense and a deferred income tax expense of $328,000. The Company has net operating loss carry forward of approximately $2,300,000 and estimated tax credit carry forward is approximately $737,000 as of March 31, 2010. Both carry forwards expire in 2029.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
     Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
8. Commitments and Contingent Liabilities
Thee Dollhouse Productions Litigation
     On or around July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in District Court, 191 Judicial District, of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. The lawsuit alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale and misappropriated Mr. Peter’s purported trade secrets. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an Order granting Summary Judgment to VCG and dismissed Mr. Peter’s claims in their entirety. The Court found that as a matter of law, VCG did not tortiously interfere with Mr. Peters contract with Regale and further found that VCG did not misappropriate trade secrets. Mr. Peters did not appeal that ruling and as such, the federal proceedings have concluded.
     Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration in June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale filed a Motion to Stay Arbitration which was granted in part and denied in part, with the court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to the terms of the asset purchase agreement between Regale and RRC. The arbitration hearing was conducted between April 26 and 29, 2010 and following the conclusion of the hearing, the parties were ordered to submit post hearing briefs. The last brief is due June 14, 2010. The parties expect a decision by July 14, 2010. As of March 31, 2010, the Company has not accrued any funds for the settlement of this litigation, as the outcome of this dispute cannot be predicted.
Texas Patron Tax Litigation
     Beginning January 1, 2008, VCG’s Texas clubs became subject to a new state law requiring the Company to collect a five dollar surcharge for every club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the surcharge is an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the U.S. Constitution and therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. When cities or the State of Texas give notice of appeal, the State of Texas intervenes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed.
     The Company has filed a lawsuit to demand repayment of the paid taxes. On June 5, 2009, the Texas Third Court of Appeals (serving the Austin, Texas area) affirmed the District Court’s judgment that the Sexually Oriented Business Tax violated the First Amendment to the U.S. Constitution. The State of Texas appealed the Court of Appeals ruling to the Texas Supreme Court. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits. The State’s brief was filed on September 25, 2009, and the Texas Entertainment Association’s brief was filed on October 15, 2009. On February 12, 2010, the Texas Supreme Court granted the State’s Petition for Review. Oral arguments of the case were heard on March 25, 2010, and all parties are awaiting a decision by the Texas Supreme Court.
The Company has paid the tax for 2008 and the first three quarters of 2010 under protest and expensed the tax in the accompanying unaudited Condensed Consolidated Financial Statements. For the quarters ended March 31, 2010 and December 31, 2009, we accrued the tax and filed the appropriate tax returns, but did not pay the State of Texas. As of March 31, 2010, we have approximately $172,000 in accrued but unpaid liabilities for this tax. The Company has paid approximately $401,000, under protest, to the State of Texas since the inception of this tax.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
DOL Audit (PT’s Showclub)
     In October 2008, PT’s® Showclub in Louisville, Kentucky was required to conduct a self-audit of employee payroll by the DOL. After an extensive self-audit, it was determined that (a) the club incorrectly paid certain employees for hours worked and minimum wage amounts and (b) the club incorrectly charged certain minimum wage employees for their uniforms. As a result, the DOL required that the club issue back pay and refund uniform expenses to qualified employees at a total cost of $14,439.
     In March 2009, VCG was placed under a similar nationwide DOL audit for all nightclub locations and its corporate office. All locations completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. A summary meeting was held with the DOL and counsel on March 19, 2010. The DOL presented preliminary findings of violations. A meeting to calculate the potential liability has tentatively been scheduled with the DOL and counsel on May 20, 2010. The Company believes it has corrected all processes that resulted in the potential violations. This case is still in the investigatory state and no final determination can be made at this time of an unfavorable outcome or any potential liability. After discussion with outside legal counsel on this case, the Company accrued $200,000 as of December 31, 2009, for potential wage/hour violations. This accrual and any estimate of potential liability has not changed as of March 31, 2010.
ICE Reviews
     On June 30, 2009, PT’s® Showclub in Portland, Maine was served a subpoena by ICE requesting documents to conduct an I-9 audit. ICE requested all original I-9’s for both current and past employees from September 14, 2007, (club acquisition date) to June 30, 2009. ICE conducted the audit to ensure proper use of the I-9 form to confirm that the club verified employees’ right to work in the United States. The club complied with the subpoena submitting all requested documents by July 16, 2009.
     On May 7, 2010, the Company received a final Notice of Intent to Fine from ICE in the amount of $4,538. The Company intends to pay and expense this amount immediately. Per our external legal counsel, the payment of the fine will close this matter. The Company does not expect this I-9 audit to expand to other clubs at this time.
Internal Revenue Service Tip Audit
     The IRS audited PT’s® Showclub in Denver, Colorado for the years 2006, 2007, and 2008 to determine tip reporting compliance. Every business with customary tipping must report annually on Form 8027 the total sales from food and beverage operations, charge sales, total tips reported, and charge tips reported. The audit was based upon Form 8027 to determine compliance with the amended Section 3121(q) of the Internal Revenue Code. The audit was conducted by an examining agent in Denver, Colorado in August and September 2009. The audit focused on the data reported on Form 8027 and the related underlying documentation. The agent also examined information contained in the daily sales packages generated by the club.
     The audit resulted in a determination that cash tips for that club were under-reported in the three years examined. The tax assessed as a result of this under-reporting was $61,500. Penalties and interest were not assessed. The IRS auditor indicated that all other clubs would be audited and recommended that a POS system should be installed in every club to ensure compliance with IRS regulations. Upon completion of this audit, the Company began an intensive self-audit for the three year period using the same procedures followed by the IRS agent. This resulted in the accrual of approximately $207,000 to cover the estimated liability as of December 31, 2009. Subsequent discussions with the IRS agent removed 2006 from the audit period, replacing that year with 2009. The Company submitted workpapers prepared for the self-assessment to the IRS agent for the periods 2007, 2008, and 2009.
     The agent accepted these workpapers to determine the ultimate tip reporting rate by club. The IRS completed the tip audit and review of Forms 8027 for all clubs in April 2010. The final liability assessed by the IRS for all clubs totaled approximately $151,000 we expect to pay it in June 2010 upon receipt of the final demand letters. As a result of the conclusion of the tip audit, the Company recorded a reduction of the accrual to payroll tax expense of approximately $56,000 in the first quarter 2010.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
Texas Sales Tax Audits
     The Texas Comptroller’s Office is conducting a sales tax audit of Manana Entertainment, Inc., the entity operating Jaguar’s Gold Club in Dallas, Texas, for the time period beginning with the club’s acquisition in April 2008 and ending in November 2009. The audit commenced in March 2010. The primary focus of the audit is the taxability of revenue received by Manana Entertainment, Inc. with respect to use tax, independent contractor entertainer fees and credit card sales of dance dollars. The audit is in its preliminary stages; however, based on the initial findings, the Company has accrued approximately $107,000 of additional sales taxes for the period from the club’s acquisition in April 2008 through November 2009. Management is responding to the audit and intends to vigorously defend the sales tax returns that is has previously filed during the audit period throughout the administrative and judicial review process, if necessary.
Litigation Associated with the Proposed Going Private Transaction
     There have been no material developments in the four pending lawsuits related to the proposed going private transactions as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.
Guaranty of Real Property Loan
     On July 31, 2009, VCG Real Estate Holdings, Inc. (“VCG Real Estate”) sold a piece of real property located in Phoenix, Arizona to Black Canyon Highway LLC, a Texas limited liability company (“Black Canyon”). The property was transferred subject to a loan originally made by Sacred Ground Resources, LLC, an Arizona limited liability (“Sacred Ground”) company, to VCG Real Estate at the time of VCG Real Estate’s acquisition of the property from Sacred Ground. Black Canyon assumed VCG Real Estate’s obligations under the Sacred Ground loan as a part of the sale of the real property and the Company is guaranteeing the loan in the event of default by Black Canyon, however the buyer has agreed to indemnify VCG from any losses arrising from the guarantee. As of March 31, 2010 the balance owed is approximately $1,684,000.
9. Fair Value of Financial Instruments
     The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. We adopted ASC 810 on January 1, 2008. This guidance defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs that are not corroborated by market data.

VCG HOLDING CORP.
Notes to Condensed Consolidated Financial Statements (Continued)
     The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments. The carrying value of cash, accounts receivable, and accounts payable at March 31, 2010 and December 31, 2009, approximates fair value due to the short-term nature of these instruments. As of March 31, 2010 and December 31, 2009, our total debt was approximately $29,000,000 and approximately $31,000,000, respectively. The total debt has a fair value of approximately $28,144,000 and $29,748,000 at March 31, 2010 and December 31, 2009, respectively. The fair value of the debt was estimated using significant unobservable inputs (Level 3) and was computed using a discounted cash flow model using estimated market rates, adjusted for our credit risk as of December 31, 2009 and 2008.
     Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825-10, Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009.
10. Subsequent Events
Extension of Maturity Dates of Company Debt
     In May 2010, the Company renegotiated the maturity dates on eight promissory notes, in an aggregate principal amount of approximately $1,775,000, of which approximately $1,484,000 was debt owed to related parties, with original maturity dates from November 2010 to February 2011. In all instances, the maturity dates were extended 12 to 24 months from their original maturity dates into 2013. No other changes were made to the terms of these promissory notes and the Company treated this as a modification to existing debt. The Company has shown these promissory notes as long-term debt on the balance sheet.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information set forth hereunder, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), presents significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources that occurred during the three months ended March 31, 2010 and 2009. Likewise, the MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Report. The MD&A discussed in the Company’s Annual Report Form 10-K for the year ended December 31, 2009, and filed with the SEC on March 12, 2010, should also be referred to when reading this Report.
Cautionary Statement Regarding Forward-Looking Information and Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements and, for this purpose, any statements contained herein that are not statements of historical fact are intended to be “forward-looking statements” with the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “continue,” or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited, to, costs and liabilities associated with the litigation related to the proposed going private transaction, diversion of management’s attention caused by the litigation related to the proposed going private transaction, our limited operating history making our future operating results difficult to predict, the availability of, and costs associated with, potential sources of financing, disruptions in the credit markets, economic conditions generally and in the geographical markets in which we may participate, our inability to manage growth, difficulties associated with integrating acquired businesses into our operations, geographic market concentration, legislation and government regulations affecting us and our industry, competition within our industry, our failure to promote our brands, our failure to protect our brands, the loss of senior management and key personnel, potential conflicts of interest between us and Troy Lowrie, our Chairman of the Board and Chief Executive Officer, our failure to comply with licensing requirements applicable to our business, liability from unsanctioned, unlawful conduct at our nightclubs, the negative perception of our industry, the failure of our business strategy to generate sufficient revenues, liability from uninsured risks or risks not covered by insurance proceeds, claims for indemnification from officers and directors, deterrence of a change of control because of our ability to issue securities or from the severance payment terms of certain employment agreements with senior management, our failure to meet the NASDAQ continued listing requirements, the failure of securities analysts to cover our common stock, our failure to comply with securities laws when issuing securities, our common stock being a penny stock, our intention not to pay dividends on our common stock, our future issuance of common stock depressing the sale price of our common stock or diluting existing stockholders, the limited trading market for, and volatile price of, our common stock, and our inability to comply with rules and regulations applicable to public companies.
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

     Our Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April 2002. The Company, through its subsidiaries, owns 20 adult clubs that offer quality live adult entertainment, restaurant, and bar operations. Our clubs are located in Colorado, California, Florida, Illinois, Indiana, Kentucky, Minnesota, North Carolina, Maine, and Texas.
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
Overview of Business
     The Company classifies its clubs into three tiers called A, B, and C clubs. Type “A” club characteristics include larger facilities with a variety of entertainment and performers. “A” clubs include a restaurant with an onsite chef preparer. Furthermore, “A” clubs offer high-label cigars, VIP facilities, and specialty suites. Type “B” clubs have smaller facilities. Food service is limited or not provided, but the facility serves alcohol. These clubs are topless format. Type “C” clubs do not provide alcoholic beverages except for some locations that follow the “Bring Your Own Bottle” (“B.Y.O.B”) format. These clubs are “all-nude” format.
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
     In June 2002, the Company formed VCG Real Estate, a wholly owned subsidiary that owns the land and buildings housing two of our clubs.

     The Company has one reportable segment. Our clubs are distinguished by the following features:
•	Facilities — Our club facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. The facilities have state of the art sound systems, lighting, and professional stage design. Our clubs maintain an upscale level of décor and furnishings to create a professional appearance. Three of our clubs offer VIP rooms. Our VIP rooms are open to individuals who purchase annual memberships. They offer a higher level of service and are elegantly appointed and spacious.

•	Professional On-Site Management — Our clubs are managed by persons who are experienced in the restaurant and/or hospitality industry. The managers of the clubs are responsible for maintaining a quality and professionally run club. At a higher level, our Area Directors oversee the management of several clubs within a specified geographical area. The Company currently has 12 Area Directors who have 17 to 25 years of experience in the industry.

•	Food and Beverage Operations — Five of our clubs offer a first-class bar and food service. At most locations, we provide a selective variety of food including, but not limited to, hot and cold appetizers, pizza, and other limited food choices. Four of our club operations do not have liquor licenses. Two of our clubs that carry B.Y.O.B. permits sell non-alcoholic beverages. Experienced chef and bar managers are responsible for training, supervising, staffing and operating the food and beverage operations at each club.

•	Entertainment — Our clubs provide a high standard of attractive, talented and courteous female and male performers and servers. We maintain the highest standards for appearance, attitude, demeanor, dress, and personality. The entertainment encourages repeat visits and increases the average length of a patron’s stay. We prefer that performers who work at our clubs be experienced entertainers.
Critical Accounting Policies
     The following discussion and analysis of the results of operations and financial condition are based on the unaudited Condensed Consolidated Financial Statements that have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 2 of the “Notes to the Consolidated Financial Statements,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2009. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by us. Further, such accounting policies and estimates can be materially affected by changes from period to period in economic factors or conditions that are outside our control. As a result, our accounting policies and estimates are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, future business plans, projected financial results, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as may be appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations — Critical Accounting Policies,” which is a part of our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations- Three Months Ended March 31, 2010 Compared to March 31, 2009
     The following sets forth a comparison of the components of the results of our continuing operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009	% Change
Revenue
Sales of alcoholic beverages	$5,323,757	$5,864,663	(9.2	) %
Sales of food and merchandise	522,221	471,532	10.7%
Service revenue	7,174,456	6,698,281	7.1%
Other income	789,373	739,942	6.7%

Total Revenue	13,809,807	13,774,418	0.3%

Operating Expenses
Cost of goods sold	1,500,491	1,492,923	0.5%
Salaries and wages	3,604,002	3,269,881	10.2%
Other general and administrative
Taxes and permits	990,781	888,877	11.5%
Charge card and bank fees	179,793	193,236	(7.0	) %
Rent	1,496,318	1,448,516	3.3%
Legal fees	233,243	405,949	(42.5	) %
Other professional fees	680,647	426,571	59.6%
Advertising and marketing	661,150	700,196	(5.6	) %
Insurance	416,844	380,358	9.6%
Utilities	256,805	281,072	(8.6	) %
Repairs and maintenance	260,452	292,224	(10.9	) %
Advisory fees related to change in control proposals	16,401	-	*
Other	1,186,400	1,382,140	(14.2	) %
Depreciation and amortization	455,497	425,369	7.1%

Total Operating Expenses	11,938,824	11,587,312	3.0%

Income from Operations	1,870,983	2,187,106	(14.5	) %

Other Income (expenses)
Interest expense	(540,437)	(759,778)	(28.9	) %
Interest expense, related party	(180,076)	(169,078)	6.5%
Interest income	1,327	36	*
Loss on sale of assets	(3,000)	(936)	*

Total Other Income (expenses)	(722,186)	(929,756)	(22.3	) %

Income before Income Taxes	1,148,797	1,257,350	(8.6	) %

Income tax expense — current	46,000	140,412	(67.2	) %
Income tax expense — deferred	328,000	339,588	(3.4	) %

Total Income Taxes	374,000	480,000	(22.1	) %

Net Income	774,797	777,350	(0.3	) %
Net Income attributable to noncontrolling interests	(111,029)	(125,177)	(11.3	) %

Net Income attributable to VCG	$663,768	$652,173	1.8%

*	- not meaningful

Revenues
     The Company’s revenue from clubs includes funds received from the sale of alcoholic beverages, food, merchandise, service, and other revenues. The Company recognizes sales revenue at point-of-sale (“POS”) upon receipt of cash, or charge card.
     Service revenues include entertainer payments to perform at the Company’s clubs, customer admission fees, customer payments for tabs and tip charges, dance dollar payments, and suite rental fees. Other income is comprised of fees charged for usage of ATM machines located in clubs, credit card fees, VIP memberships, valet parking fees, various fees at the clubs for services’ and special events. Other income also includes non-club revenue of rent received from unrelated third parties occupying a portion of our Indianapolis, Indiana club building.
     For the three months ended March 31, 2010, revenue net of sales taxes, increased by approximately $35,000, or 0.3%, from the same period of 2009. Sales of alcoholic beverages were down by approximately $541,000 or 9.2% when compared to the same period in the prior year. Service revenue increased during the same period by approximately $476,000 or 7.1% because of increased sales of TLCs (table side back rub), wristband access to special areas, table dances and suite fees. The decrease in sale of alcoholic beverages is due to the general weakness in economic conditions, where disposable cash income for customers has decreased. We believe that this decline was substantially offset by new revenue sources described above. These service revenue sales do not have related costs. Other revenue also increased by approximately $49,000 for the first 90 days of 2010 when compared to the same time period in 2009. mostly attributable to ATM fees resulting from higher ATM usage.
     The Company had nine clubs reporting same club increases for the first three months of 2010, versus the same time period in 2009. These percentage increases ranged from 1.3% to 19.6%. There were four clubs reporting flat revenues for the same time period, with net revenue decreases of less than 2.4%.
Cost of Goods Sold
     Costs of goods sold, comprised of food, alcohol, and merchandise expenses, are variable and generally fluctuate with sales. For the three months ended March 31, 2010, cost of goods sold increased as a percentage of the attributable revenue over the prior year. This increase was primarily isolated to our “A” clubs that have restaurants. We sublease the kitchens in our “A” clubs to experienced chefs who elected to use the Aloha system for customer convenience.
     With the installation of the POS systems in our clubs, during the last six months, operations for these subleased kitchens are fully included in our cost of goods sold number. Revenue from restaurant operations was, and still is, reported under food and merchandise revenue. This subleased revenue is reduced by appropriate sales taxes, credit card fees and other specifically attributable charges. The cost of food and preparation materials has always been reported under cost of goods sold. Now, the net earnings that are paid out to the chefs as a consulting fee, are also recorded in cost of goods sold. Other ancillary costs associated with running a restaurant such as wait-staff payroll, restaurant supplies and licenses are now paid by the outside chefs. In prior quarters, the Company reported these related expenses in other general and administrative classifications.
     The following table is a comparison of what our cost of goods sold cost and percentage to revenue is for our A clubs that have subleased restaurants and all other clubs that don’t operate restaurants.

	Three Months Ended
	March 31,
	2010
	Total	“A” Clubs	All Other
Alcohol	$5,323,757	$2,048,444	$3,275,313
Food and merchandise revenue	522,221	269,145	253,076

Total	$5,845,978	$2,317,589	$3,528,389

Cost of goods sold	$1,500,491	$647,796	$852,695

Percentage	25.7%	28.0%	24.2%
When “A” club restaurant cost of sales data is removed from the total, the cost of goods percentage for all other clubs drops to 24.2% of related revenue as of March 31, 2010. The cost of sales to revenue percentage of 24.2% as of March 31, 2010 for all other clubs is comparable to the cost of sales to revenue percentage of 23.6% for the first quarter of 2009.

Salaries and Wages
     Salaries and wages include hourly wages, management salaries, and bonuses. They increased by approximately $334,000 or 10.2% in 2010, from approximately $3,270,000 for the three months ended March 31, 2009, to approximately $3,604,000 for the same period in 2010. This increase is be attributable to an increase in club employees from 900 to 931 and the fee structure used to compensate entertainers in Minnesota, the only club where entertainers are treated as club employees.
     Following is a comparison of salaries and wages for the quarter ended March 31, 2010 and 2009 with percentages compared to total revenue:

	Three Months Ended
	March 31,
	2010	2009
Salaries and wages	$3,604,002	$3,269,881
As a percent of revenue	26.1%	23.7%
Other General and Administrative Expenses
Taxes, Permits, and Licenses
     This category includes employment taxes, business licenses and permits, real and personal property taxes, and the Texas Patron Tax.
     The following table shows the breakdown of the amounts paid for taxes, permits, and licenses for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Employment	$497,886	$547,709
Business Licenses	239,056	107,933
Property Taxes	173,884	153,730
Texas Patron Tax Expense	79,955	79,505

	$990,781	$888,877

     Employment taxes decreased approximately $50,000 for the three months ended March 31, 2010, as compared to the same period in 2009. This represents the conclusion of the IRS tip audit. As discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities,” the IRS’ final assessment totaled approximately $151,000, approximately $56,000 less than the Company’s estimate at December 31, 2009. Employment taxes are based on wages plus reported tips.
     Business licenses include costs of maintaining liquor, cabaret, and business licenses. This account also contains the estimated liability for the sales tax audits on our Texas clubs. This is further discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities.” Our expense for business license’s overall have increased substantially as states and municipalities continue to search for revenue sources.
     Property taxes increased by approximately $20,000 or 13.1% for the three months ended March 31, 2010, compared to the same period in 2009, because of the increases in assessed property valuations on the clubs owned or operated and/or a general increase in property tax rates. VCG pays real and personal property taxes on all the clubs the Company operates.
     The Company continues to accrue the Texas Patron Tax and to file quarterly returns, under protest, with the State of Texas as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities.”

Charge Card and Bank Fees
     Credit card and bank fees include chargebacks to the Company. The net decrease in these fees is approximately $13,000 for the three months ended March 31, 2010, compared to the same period in 2009. The decrease is the result of new procedures and increased emphasis in processing chargeback transactions, resulting in a decrease in lost charges.
Rent
     Rent expense includes rent payments to landlords, deferred rent recorded per Accounting Codification 840-10 and 840-20, and the amortization of leasehold rights and liabilities established with the valuation of the clubs acquired in 2007 and 2008. The rent increased approximately $48,000 or 3.3% for the three months ended March 31, 2010, compared to the same period in 2009. This is due primarily to scheduled rent increases at several of our clubs and a rent increase for our Denver, Colorado corporate office.
Legal Fees
     Legal fees decreased approximately $173,000 or 42.5% for the three months ended March 31, 2010, compared to the same period in 2009. This decrease is primarily the result of the litigation known as Zajkowski, et. al vs. VCG and Classic Affairs (the entity that operates Schiek’s Palace Royale in Minneapolis, Minnesota) lawsuit being dismissed, with prejudice in 2009. All related costs were accrued or paid as of December 31, 2009.
Other Professional Fees
     Other professional fees increased by approximately $254,000 or 59.6% for the three months ended March 31, 2010 to approximately $681,000, from the previous amount of approximately $427,000 for the same period in 2009. These fees include charges for appraisals and license valuations, broker commissions for renting Company real estate, lobbying fees, environmental assessments, and accounting costs to clubs from the Company. Other professional fees in 2010 included increases in the following approximate amounts:
•	accounting and bookkeeping expenses of approximately $95,000;

•	audit and quarterly review fees of $75,000;

•	tax return preparation fees of $41,000 to file 2009 club partnership tax returns and amend prior year state tax returns;

•	consultant expenses to test internal controls and document compliance with the Sarbanes-Oxley Act of 2002 of approximately $75,000;

•	$24,000 of review costs and consulting fees for work related to SEC filings; and

•	$42,000 in consulting fees for the IRS tip audit self assessment, as discussed in Note 8 of the Notes to Condensed Consolidated Financial Statements under Commitments and Contingent Liabilities.
Advertising and Marketing
     Advertising and marketing expenses decreased by approximately $39,000 or 5.6% for the three months ended March 31, 2010, compared to the same period in 2009. This decrease is attributable to the effective use of advertising tools purchased in 2009, including using billboard trucks for mobile advertising versus leasing fixed billboard signs. In addition, the clubs ran fewer featured entertainers and special promotions in the first quarter of 2010 when compared to the same period in 2009. Advertising and marketing expenses were approximately 4.8% of total first quarter revenues in 2010 and approximately 5.1% of total first quarter revenues in 2009.

Insurance
     Insurance costs increased approximately $36,000 or 9.6% for the three months ended March 31, 2010, compared to the same period in 2009. This increase is a result of increased workers’ compensation premiums resulting from higher than anticipated experience ratios in 2009 and a slight increase in employee health insurance premiums.
Utilities
     Utilities expenses decreased by approximately $24,000 or 8.6% for the three months ended March 31, 2010, compared to the same period in 2009. This decrease is due to milder Midwest winter weather conditions in the first quarter of 2010, compared to the same period in 2009.
Repairs and Maintenance
     Repairs and maintenance expenses decreased approximately $32,000 or 10.9% for the three months ended March 31, 2010, compared to the same period in 2009. In the first quarter of 2009, the Company made repairs to heating and air conditioning systems in our clubs in Kentucky and Illinois and maintenance repairs to VIP rooms in Texas and Denver, Colorado. In the first quarter of 2010, our primary expenditure in repairs and maintenance was for drain repairs in Denver, Colorado.
Advisory Fees Related to Change in Control Proposals
     Approximately $266,000 in expenses were incurred in the first quarter of 2010 by the Company and the Special Committee of the Board of Directors (the “Special Committee”) in relation to the proposed going private transaction and proposed merger with Rick’s Cabaret International, Inc. ("Rick’s"). These costs represent expenses of the Special Committee, costs billed by the legal counsel to the Special Committee, legal costs incurred by the Company in relation to both the proposed going private transaction and proposed merger, and costs billed and accrued from the financial advisor to the Special Committee. In accordance with the contract with the financial advisor in 2009, the Company accrued approximately $250,000 of transaction fees in anticipation of a merger with Rick’s. Following expiration of the letter of intent with Rick’s, the Special Committee was dissolved in April 2010 and the accrued transaction fee was reversed, resulting in a net expense of approximately $16,000 for the first quarter of 2010.
Other Expenses
     General and administrative (“G&A”) expenses include common office and nightclub expenses such as janitorial, supplies, security, cast and employee relations, education and training, travel and automobile, telephone, and internet expenses. Other expenses decreased approximately $196,000 or 14.2% for the three months ended March 31, 2010, compared to the same period in 2009. The significant decreases in the first quarter of 2010, compared to the same time period in 2009, resulted principally from the following:
•	expenses for office and club supplies decreased by approximately $24,000 because of tighter restrictions over purchasing;

•	there was a decrease of approximately $22,000 in travel expenses as management utilized webinars for training on the new Aloha POS system rather than in-person classes;

•	expenses for investor relations decreased by approximately $21,000 due to renegotiated contracts;

•	fees for music played in the clubs decreased by approximately $35,000; and

•	security expense decreased approximately $16,000 as a result of some clubs reducing the use of private security.

Depreciation and Amortization
     Depreciation and amortization expenses increased by approximately $30,000 or 7.1% for the three months ended March 31, 2010, compared to the same period in 2009. This increase is primarily the result of our installing a POS system in the fourth quarter of 2009 and the first quarter of 2010. The amortization of non-compete agreements entered into in connection with nightclub acquisitions is included in depreciation and amortization in the statement of consolidated operations. This amount of approximately $4,000 did not change from the same period in 2009.
Interest Expense
     Total interest expense decreased by approximately $208,000 or 22.4% for the three months ended March 31, 2010, compared to the same period in 2009. The decrease in interest expense was a result of the Company paying down approximately $4,700,000 in debt during 2009 and $1,692,000 in debt during the first quarter 2010. The debt paid off bore interest at 11% per year.
Income Tax Expense — Current
     The current portion of income tax expense of approximately $46,000 represents the portion of separately filed state and local income taxes that are estimated to be payable for the three months ended March 31, 2010. Current income tax decreased by approximately $94,000 compared to the same quarter of 2009 primarily due to the use of a net operating loss carry forward from 2009 and increased tax credits, offset by separately filed state tax requirements.
Income Tax Expense — Deferred
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred income tax expense for the three months ended March 31, 2010 was approximately $12,000 lower than the same period in 2009.
Net Income and Earnings Per Share
     Net income for the three months ended March 31, 2010 was approximately $663,800 or $0.04 per share of common stock. This is an approximately $11,600 increase compared to the same period in 2009 with no change in the earnings per share. Net income before non-controlling interests was approximately $775,000 for the three months ended March 31, 2010 which is virtually unchanged from the same period in 2009.
     The weighted average shares outstanding decreased by 348,000 shares or 2.0% for the three months ended March 31, 2010 when compared to the same period in 2009. This change is primarily due to shares repurchased and cancelled by the Company in the first quarter of 2009. Because of proposed going private transaction and proposed merger with Rick’s, the Company did not repurchase any of its stock in 2010. On April 30, 2010, the Company announced that the Board of Directors authorized the repurchase of up to $1 million of the Company’s common stock. The program, part of a $10 million repurchase plan that was approved in July 2007, calls for the purchases to be made in open market or in privately negotiated transactions from time to time. The purchases are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, applicable legal requirements, and other relevant factors.
Liquidity
     The amount of cash flow generated and the working capital needs of the nightclub operations do not materially fluctuate and is predictable. We expect to meet our liquidity needs for the next year from existing cash balances and cash flows from operations. We intend to use our cash flows for stock repurchases, principal and interest payments on debt, capital expenditures in certain clubs, and repairs and maintenance.

     As of March 31, 2010, the Company had $1,300,000 in borrowing availability under our bank line of credit with Citywide Banks. In May 2010, the Company renegotiated the maturity dates on eight promissory notes, in an aggregate principal amount of approximately $1,775,000, of which approximately $1,484,000 was debt owed to related parties, with original maturity dates from November 2010 to February 2011. In all instances, the maturity dates were extended 12 to 24 months from their original maturity dates into 2013. No other changes were made to the terms of these promissory notes and the Company treated this as a modification to existing debt, not an extinguishment of the debt. These promissory notes have been reflected in the unaudited Condensed Consolidated Financial Statements as long-term debt.
     The Company has been focused on using free cash flow to reduce debt and purchase the Company’s common stock. During the negotiations of the proposed going private transaction and the proposed merger with Rick’s, the Company was not legally able to repurchase its own stock. The Company’s total debt at March 31, 2010 is $29,055,420, approximately $1,692,000 less than the total debt at December 31, 2009. The Company’s weighted average borrowing cost is 8.59% at March 31, 2010, compared to 8.64% at December 31, 2009.
     As a part of the revised terms negotiated with Citywide Banks, we have a loan covenant requiring net cash flow-to-debt service ratio greater than or equal to 1.2 to 1.0, reported quarterly. At December 31, 2009, the Company did not meet that covenant, primarily because of the high costs incurred in connection with the proposed going private transaction and proposed merger with Rick’s. Citywide Banks issued us a waiver for that covenant violation for December 31, 2009. As of March 31, 2010, we have met that covenant. We have a loan and line of credit with our lead bank and have no reason to believe that these will not be renewed when they come due in the third quarter of 2010 and in 2014.
Working Capital
     At March 31, 2010 and December 31, 2009, the Company had cash of approximately $2,391,000 and $2,677,000 respectively. Our total current assets were approximately $4,510,000 at March 31, 2010 and $4,884,000 at December 31, 2009. Current liabilities totaled approximately $7,936,000 at March 31, 2010 and $8,004,000 at December 31, 2009. The Company’s current liabilities exceed its current assets resulting in a negative working capital of approximately $3,426,000 at March 31, 2010 and $3,120,000 at December 31, 2009. The working capital deficit increased by approximately $306,000 during the three month period ended March 31, 2010, compared to the same period in 2009. Our requirement for working capital is not significant since we receive payment for food and beverage purchases in cash or credit cards at the time of the sale. We receive the cash revenue before we are required to pay our suppliers for these purchases.
     We have been able to satisfy our needs for working capital and capital expenditures through a combination of cash flow from nightclub operations and debt. We believe that our existing cash and expected cash flow from operations will be sufficient to fund our operations and necessary capital expenditures and to service our debt obligations for the foreseeable future. If we are unable to achieve our planned revenues, costs and working capital objectives, we expect that we will have the ability to curtail stock repurchases and capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirement needs in the upcoming year.
Capital Resources
     We had stockholders’ equity of approximately $25,643,000 at March 31, 2010 and $24,937,000 at December 31, 2009. The $41,995 decrease in paid-in capital is a result of recording the quarterly stock option compensation expense. This decrease in paid in capital was offset by net income attributable to VCG of $663,768 for the three months ended March 31, 2010.
     Net cash provided by operating activities was approximately $1,784,000 in the first quarter of 2010 compared to approximately $1,692,000 for the same period 2009. The major non-cash activities in the quarter ended March 31, 2010 were the provisions of depreciation of approximately $451,000 and deferred income taxes of $328,000.
     Net cash used by investing activities totaled approximately $207,000 for the quarter ended March 31, 2010. Additions to property and equipment for the first quarter of 2010 include approximately $68,000 in leasehold improvements, $80,000 in POS system expansion, slightly over $22,000 in equipment, a vehicle purchase of approximately $26,000 and miscellaneous asset additions of $11,000.

     Net cash used by financing activities was approximately $1,863,000 for the quarter ended March 31, 2010. During the first quarter of 2010, we paid approximately $1,853,000 in debt and $110,000 in distributions to noncontrolling interests. We received $100,000 in proceeds from new debt during the quarter ended March 31, 2010.
     The following table reconciles net income or (loss) to EBITDA by quarter. EBITDA is normally a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is a non-U.S. GAAP calculation that is frequently used by our investors to measure operating results. EBITDA data is included because the Company understands that such information is considered by investors as an additional basis on evaluating our ability to pay interest, repay debt, and make capital expenditures. Management cautions that this EBITDA may not be comparable to similarly titled calculations reported by other companies. Because it is non-U.S. GAAP, EBITDA should not be considered an alternative to operating or net income in measuring company results.

	Three Months Ended
	March 31,
	2010	2009
Net Income (loss) attributable to VCG	$663,768	$652,173
Add back:
Depreciation	451,239	421,110
Amortization of covenants not-to-compete	4,259	4,259
Amortization of leasehold rights and liabilities, net	(51,513)	(48,605)
Component 2 amortization	37,099	36,224
Interest expense	720,513	928,856
Amortization of loan fees	17,249	80,344
Non-cash stock-based compensation expense	41,995	77,789
Total income taxes	374,000	480,000

EBITDA	$2,258,609	$2,632,150

     Another non-U.S. GAAP financial measurement used by the investment community is free cash flow. The following table calculated free cash flow for the Company for the three months ended March 31, 2010 and 2009. We use free cash flow calculations as one method of cash management to anticipate available cash, but caution investors that this free cash flow calculation may not be comparable to similarly titled calculations reported by other companies. Because this is non-U.S. GAAP, free cash flow should not be considered as an alternative to the consolidated statement of cash flows.

	Three Months Ended
	March 31,
	2010	2009
EBITDA from above:	$2,258,609	$2,632,150
Less:
Interest Expense	(720,513)	(928,856)
Net income (loss) attributable to noncontrolling interests	(111,029)	(125,177)
Current income tax	(46,000)	(140,412)
Capital expenditures	(207,179)	(131,258)

Free Cash Flow	$1,173,888	$1,306,447

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     As of March 31, 2010, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) conducted evaluations regarding the effectiveness of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, as of March 31, 2010, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Internal Control Over Financial Reporting
     As part of the Company’s routine monitoring and evaluation of its internal control over financial reporting, the Company utilizes a third party consultant to test the Company’s internal controls and procedures. On March 21, 2010, following its monitoring of the closing of one of the Company’s nightclubs, the consultant informed the Company’s Chief Financial Officer that it believed a small amount of cash receipts from one of the nightclub’s cash registers was not being collected or recorded in accordance with the club’s recently installed POS system and the Company’s policies and procedures. The Company’s Audit Committee immediately commenced and is conducting an investigation of this matter with the assistance of independent legal and forensic accounting advisors. The Audit Committee informed its independent registered public accounting firm, Causey Demgen & Moore Inc. (the “Auditor”), of the consultant’s findings and the preliminary results of the Audit Committee’s investigation. Neither the Company’s management, Audit Committee, nor the Auditor believes that there is a material weakness in the Company’s internal control over financial reporting as of March 31, 2010. However, the Company’s management concluded that the following significant deficiencies in the Company’s internal control over financial reporting exist as of March 31, 2010: (i) failure to collect and record certain cash receipts in accordance with the Company’s POS system and the Company’s policies and procedures; (ii) failure to record the expenditure of such cash receipts in accordance with the Company’s policies and procedures; and (iii) failure of management to prevent employees from engaging in such conduct after becoming aware of it. The Company’s management is working with the Audit Committee and the Auditor to remediate these deficiencies. Upon completion of the Audit Committee’s investigation, the Company will evaluate whether other remedial or corrective measures will be required.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Litigation
     Other than as set forth below, we are not aware of any pending legal proceedings against the Company, individually or in the aggregate, that would have a material adverse affect on our business, results of operations or financial condition.
Thee Dollhouse Productions Litigation
     On or around July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in District Court, 191 Judicial District, of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. The lawsuit alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale and misappropriated Mr. Peter’s purported trade secrets. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an Order granting Summary Judgment to VCG and dismissed Mr. Peter’s claims in their entirety. The Court found that as a matter of law, VCG did not tortiously interfere with Mr. Peters contract with Regale and further found that VCG did not misappropriate trade secrets. Mr. Peters did not appeal that ruling and as such, the federal proceedings have concluded.
     Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration in June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale filed a Motion to Stay Arbitration which was granted in part and denied in part, with the court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to the terms of the asset purchase agreement between Regale and RRC. The arbitration hearing was conducted between April 26 and 29, 2010 and following the conclusion of the hearing, the parties were ordered to submit post hearing briefs. The last brief is due June 14, 2010. The parties expect a decision by July 14, 2010. As of March 31, 2010, the Company has not accrued any funds for the settlement of this litigation, as the outcome of this dispute cannot be predicted.
Texas Patron Tax Litigation
     Beginning January 1, 2008, VCG’s Texas clubs became subject to a new state law requiring the Company to collect a five dollar surcharge for every club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the surcharge is an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the U.S. Constitution and therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. When cities or the State of Texas give notice of appeal, the State of Texas intervenes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed.
     The Company has filed a lawsuit to demand repayment of the paid taxes. On June 5, 2009, the Texas Third Court of Appeals (serving the Austin, Texas area) affirmed the District Court’s judgment that the Sexually Oriented Business Tax violated the First Amendment to the U.S. Constitution. The State of Texas appealed the Court of Appeals ruling to the Texas Supreme Court. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits. The State’s brief was filed on September 25, 2009, and the Texas Entertainment Association’s brief was filed on October 15, 2009. On February 12, 2010, the Texas Supreme Court granted the State’s Petition for Review. Oral arguments of the case were heard on March 25, 2010, and all parties are awaiting a decision by the Texas Supreme Court.
The Company has paid the tax for 2008 and the first three quarters of 2010 under protest and expensed the tax in the accompanying unaudited Condensed Consolidated Financial Statements. For the quarters ended March 31, 2010 and December 31, 2009, we accrued the tax and filed the appropriate tax returns, but did not pay the State of Texas. As of March 31, 2010, we have approximately $172,000 in accrued but unpaid liabilities for this tax. The Company has paid approximately $401,000, under protest, to the State of Texas since the inception of this tax.
DOL Audit (PT’s Showclub)
     In October 2008, PT’s® Showclub in Louisville, Kentucky was required to conduct a self-audit of employee payroll by the DOL. After an extensive self-audit, it was determined that (a) the club incorrectly paid certain employees for hours worked and minimum wage amounts and (b) the club incorrectly charged certain minimum wage employees for their uniforms. As a result, the DOL required that the club issue back pay and refund uniform expenses to qualified employees at a total cost of $14,439.
     In March 2009, VCG was placed under a similar nationwide DOL audit for all nightclub locations and its corporate office. All locations completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. A summary meeting was held with the DOL and counsel on March 19, 2010. The DOL presented preliminary findings of violations. A meeting to calculate the potential liability has tentatively been scheduled with the DOL and counsel on May 20, 2010. The Company believes it has corrected all processes that resulted in the potential violations. This case is still in the investigatory state and no final determination can be made at this time of an unfavorable outcome or any potential liability. After discussion with outside legal counsel on this case, the Company accrued $200,000 as of December 31, 2009, for potential wage/hour violations. This accrual and any estimate of potential liability has not changed as of March 31, 2010.

ICE Reviews
     On June 30, 2009, PT’s® Showclub in Portland, Maine was served a subpoena by ICE requesting documents to conduct an I-9 audit. ICE requested all original I-9’s for both current and past employees from September 14, 2007, (club acquisition date) to June 30, 2009. ICE conducted the audit to ensure proper use of the I-9 form to confirm that the club verified employees’ right to work in the United States. The club complied with the subpoena submitting all requested documents by July 16, 2009.
     On May 7, 2010, the Company received a final Notice of Intent to Fine from ICE in the amount of $4,538. The Company intends to pay and expense this amount immediately. Per our external legal counsel, the payment of the fine will close this matter. The Company does not expect this I-9 audit to expand to other clubs at this time.
Internal Revenue Service Tip Audit
     The IRS audited PT’s® Showclub in Denver, Colorado for the years 2006, 2007, and 2008 to determine tip reporting compliance. Every business with customary tipping must report annually on Form 8027 the total sales from food and beverage operations, charge sales, total tips reported, and charge tips reported. The audit was based upon Form 8027 to determine compliance with the amended Section 3121(q) of the Internal Revenue Code. The audit was conducted by an examining agent in Denver, Colorado in August and September 2009. The audit focused on the data reported on Form 8027 and the related underlying documentation. The agent also examined information contained in the daily sales packages generated by the club.
     The audit resulted in a determination that cash tips for that club were under-reported in the three years examined. The tax assessed as a result of this under-reporting was $61,500. Penalties and interest were not assessed. The IRS auditor indicated that all other clubs would be audited and recommended that a POS system should be installed in every club to ensure compliance with IRS regulations. Upon completion of this audit, the Company began an intensive self-audit for the three year period using the same procedures followed by the IRS agent. This resulted in the accrual of approximately $207,000 to cover the estimated liability as of December 31, 2009. Subsequent discussions with the IRS agent removed 2006 from the audit period, replacing that year with 2009. The Company submitted workpapers prepared for the self-assessment to the IRS agent for the periods 2007, 2008, and 2009.
     The agent accepted these workpapers to determine the ultimate tip reporting rate by club. The IRS completed the tip audit and review of Forms 8027 for all clubs in April 2010. The final liability assessed by the IRS for all clubs totaled approximately $151,000 and we expect to pay it in June 2010 upon receipt of the final demand letters. As a result of the conclusion of the tip audit, the Company recorded a reduction of the accrual to payroll tax expense of approximately $56,000 in the first quarter 2010.
Texas Sales Tax Audits
     The Texas Comptroller’s Office is conducting a sales tax audit of Manana Entertainment, Inc., the entity operating Jaguar’s Gold Club in Dallas, Texas, for the time period beginning with the club’s acquisition in April 2008 and ending in November 2009. The audit commenced in March 2010. The primary focus of the audit is the taxability of revenue received by Manana Entertainment, Inc. with respect to use tax, independent contractor entertainer fees and credit card sales of dance dollars. The audit is in its preliminary stages; however, based on the initial findings, the Company has accrued approximately $107,000 of additional sales taxes for the period from the club’s acquisition in April 2008 through November 2009. Management is responding to the audit and intends to vigorously defend the sales tax returns that is has previously filed during the audit period throughout the administrative and judicial review process, if necessary.
Litigation Associated with the Proposed Going Private Transaction
     There have been no material developments in the four pending lawsuits related to the proposed going private transactions as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes the outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.

Item 1A. Risk Factors.
     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and during the quarter ended March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Removed and Reserved.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer of VCG Holding Corp., pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial and Accounting Officer of VCG Holding Corp., pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Chief Executive Officer of VCG Holding Corp., in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (2)

32.2	Certification of Chief Financial and Accounting Officer of VCG Holding Corp., in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) (2)
(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VCG HOLDING CORP.
Date: May 14, 2010	By:	/s/ Troy Lowrie
Troy Lowrie
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Courtney Cowgill
Courtney Cowgill
Chief Financial and Accounting Officer