Form 10-Q
period 2010-06-30
VCG HOLDING CORP
filed 2010-08-10
CIK 1172852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of August 9, 2010, there were 16,292,071 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VCG HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	June 30,	December 31,
	2010	2009
Assets
Current Assets
Cash	$2,655,166	$2,677,440
Other receivables	77,863	254,333
Income taxes receivable	349,725	594,720
Inventories	911,789	926,321
Prepaid expenses	554,718	354,730
Current portion of deferred income tax asset	42,350	76,920

Total Current Assets	4,591,611	4,884,464

Property and equipment, net	22,645,523	22,946,114
Non-compete agreements, net	15,380	23,898
Trade names	452,000	452,000
Licenses, net	34,759,819	34,834,018
Goodwill, net	2,279,045	2,279,045
Favorable lease rights, net	1,612,034	1,647,968
Other long-term assets	208,757	241,993
Non-current portion of deferred income tax asset	3,965,440	3,841,673

Total Assets	$70,529,609	$71,151,173

Liabilities and Equity
Current Liabilities
Accounts payable — trade	$1,540,694	$1,750,940
Accrued expenses	4,550,699	1,930,049
Income taxes payable	11,786	67,917
Deferred revenue	100,761	110,010
Current portion of unfavorable lease rights	279,144	277,920
Current portion of long-term debt and capital lease	3,698,150	3,805,277
Current portion of long-term debt, related party	59,328	62,067

Total Current Liabilities	10,240,562	8,004,180

Long-Term Liabilities
Capital lease, net of current portion	40,350	-
Deferred rent	1,960,279	1,628,301
Unfavorable lease rights, net of current portion	6,015,939	6,156,123
Long-term debt, net of current portion	18,015,608	19,751,021
Long-term debt, related party, net of current portion	7,167,648	7,129,018

Total Long-Term Liabilities	33,199,824	34,664,463

Commitments and Contingent Liabilities (Note 8)
Equity
Common stock $.0001 par value; 50,000,000 shares
authorized;16,805,204 (2010) and 17,310,723 (2009)
shares issued and outstanding	1,680	1,731
Additional paid-in capital	51,146,297	51,932,082
Accumulated deficit	(27,609,015)	(26,996,863)

Total VCG Stockholders’ Equity	23,538,962	24,936,950
Noncontrolling interests in consolidated partnerships	3,550,261	3,545,580

Total Equity	27,089,223	28,482,530

Total Liabilities and Equity	$70,529,609	$71,151,173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,
	2010	2009	2010	2009
Revenue:
Sales of alcoholic beverages	$5,340,529	$5,895,184	$10,664,286	$11,759,847
Sales of food and merchandise	509,445	464,595	1,031,666	936,127
Service revenue	7,610,153	6,820,358	14,784,609	13,518,639
Other income	826,705	779,175	1,616,078	1,519,117

Total Revenue	14,286,832	13,959,312	28,096,639	27,733,730

Operating Expenses:
Cost of goods sold	1,554,982	1,500,411	3,055,473	2,993,334
Salaries and wages	4,202,625	3,520,710	8,013,187	7,026,133
Impairment of building and land	-	268,000	-	268,000
Contingent indemnification claim	2,135,000	-	2,135,000	-
Other general and administrative:
Taxes, permits and licenses	790,031	730,919	1,780,812	1,619,796
Charge card and bank fees	164,403	214,701	344,196	407,937
Rent	1,520,151	1,475,348	3,016,469	2,923,864
Legal fees	702,283	279,904	935,526	685,853
Other professional fees	763,401	764,659	1,424,329	1,296,264
Advisory fees related to change in control proposals	(1,264)	-	15,137	-
Advertising and marketing	717,497	692,050	1,378,647	1,392,246
Insurance	524,904	437,246	941,748	817,604
Utilities	237,476	238,181	494,281	519,253
Repairs and maintenance	275,073	298,278	554,811	590,502
Other	983,789	914,077	1,964,062	1,955,641
Depreciation and amortization	443,044	434,171	898,541	859,540

Total Operating Expenses	15,013,395	11,768,655	26,952,219	23,355,967

Income (Loss) from Operations	(726,563)	2,190,657	1,144,420	4,377,763

Other Income (Expenses):
Interest expense	(526,387)	(696,480)	(1,066,824)	(1,456,258)
Interest expense, related party	(180,498)	(218,467)	(360,574)	(387,545)
Interest income	2,895	36	4,222	72
Gain (Loss) on sale of assets	1,324	12,357	(1,676)	11,421

Total Other Income (Expenses)	(702,666)	(902,554)	(1,424,852)	(1,832,310)

Income (Loss) Before Income Taxes:	(1,429,229)	1,288,103	(280,432)	2,545,453

Income tax expense — current	76,000	32,832	122,000	173,243
Income tax expense (benefit) — deferred	(343,000)	385,168	(15,000)	724,757

Total Income Taxes	(267,000)	418,000	107,000	898,000

Profit (Loss) of Consolidated and Affiliated Companies	(1,162,229)	870,103	(387,432)	1,647,453

Net Income (Loss) Attributable to Noncontrolling Interests	(113,691)	(106,820)	(224,720)	(231,997)

Net Income (Loss) Attributable to VCG	$(1,275,920)	$763,283	$(612,152)	$1,415,456

Earnings (Loss) Per Share
Basic and fully diluted income (loss) per share attributable to VCG’s stockholders	$(0.07)	$0.04	$(0.04)	$0.08
Basic and fully diluted weighted average shares outstanding	17,265,536	17,557,403	17,288,005	17,607,941
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(unaudited)

					Noncontrolling
			Additional		Interests in	Total
	Common Stock		Paid-in	Accumulated	Consolidated	Stockholders’
	Shares	Amount	Capital	Deficit	Partnerships	Equity
Balances, December 31, 2009	17,310,723	$1,731	$51,932,082	$(26,996,863)	$3,545,580	$28,482,530
Amortization of stock-based compensation	-	-	73,508	-	-	73,508
Repurchase of common stock	(505,519)	(51)	(859,293)	-	-	(859,344)
Net income (loss) for the six months ended June 30, 2010	-	-	-	(612,152)	224,720	(387,432)
Distributions paid to noncontrolling interests	-	-	-	-	(220,039)	(220,039)

Balances, June 30, 2010	16,805,204	$1,680	$51,146,297	$(27,609,015)	$3,550,261	$27,089,223

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
Operating Activities:
Profit (loss) of consolidated and affiliated companies	$(387,432)	$1,647,453
Adjustments to reconcile profit (loss) of consolidated and affiliated companies to net cash provided by operating activities:
Impairment of building and land	-	268,000
Depreciation	890,023	851,023
Amortization of non-compete agreements	8,518	8,517
Amortization of leasehold rights and liabilities, net	(103,026)	(98,982)
Amortization of loan fees	34,497	121,903
Stock-based compensation expense	73,508	155,576
Deferred income taxes	(15,000)	724,757
(Gain) Loss on disposition of assets	1,676	(11,420)
Accrued interest added to long-term debt	122,813	170,065
Changes in operating assets and liabilities	2,913,015	(344,329)

Net cash provided by operating activities	3,538,592	3,492,563
Investing Activities:
Additions to property and equipment	(544,533)	(480,170)
Deposits	(1,261)	-
Proceeds from sale of assets	3,000	122,051

Net cash used by investing activities	(542,794)	(358,119)
Financing Activities:
Proceeds from debt	100,000	1,168,626
Payments on debt	(2,345,177)	(1,573,213)
Proceeds from related party debt	-	25,099
Payments on related party debt	(21,948)	(880,944)
Borrowing (payments) on revolving line of credit	330,000	(1,200,000)
Payments on capitalized lease	(1,564)	(19,111)
Repurchase of stock	(859,344)	(447,934)
Distributions to noncontrolling interests	(220,039)	(264,082)

Net cash used by financing activities	(3,018,072)	(3,191,559)
Net decrease in cash	(22,274)	(57,115)
Cash, beginning of period	2,677,440	2,209,060

Cash, end of period	$2,655,166	$2,151,945

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Summary of Significant Accounting Policies
General
     In this report, references to “VCG Holding Corp.,” “VCG,” the “Company,” “its,” “we,” “us,” and “our” refer to VCG Holding Corp. and its subsidiaries.
     We are in the business of acquiring, owning and operating clubs, which provide premium quality live adult entertainment, restaurant, and beverage services in an up-scale environment. As of June 30, 2010, the Company, through its subsidiaries, owns and operates twenty clubs in Indiana, Illinois, Colorado, Texas, North Carolina, Minnesota, Kentucky, Maine, Florida, and California. The Company operates in one reportable segment.
Basis of Presentation
     The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the condensed consolidated financial position as of June 30, 2010, and the condensed consolidated results of operations and condensed consolidated cash flows for the periods ended June 30, 2010 and 2009.
     The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
     The Unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with U.S. GAAP. However, the Company believes that the disclosures presented are adequate to ensure the information presented is not misleading. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other information filed with the SEC.
     The Company utilizes a December 31 fiscal year end, references herein to “fiscal 2009” relate to the year ended December 31, 2009, and references to the “first,” “second,” “third,” and “fourth” quarter of a fiscal year relate to the quarters ended March 31, June 30, September 30, and December 31, respectively, of the related year.
Principles of Consolidation
     The Unaudited Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and a consolidated variable interest entity. All significant inter-company balances and transactions are eliminated in the Unaudited Condensed Consolidated Financial Statements.
Consolidation of Variable Interest Entities
     During 2007, the Company became the .01% General Partner of 4th Street Limited Partnership LLLP (“4th Street”), a limited liability limited partnership that owns a building in Minneapolis, MN that is rented by the Minneapolis nightclub operated by the Company. The land and building, which had a net book value of approximately $2,809,000 at June 30, 2010 and $2,844,000 at December 31, 2009, represent the only assets held by 4th Street. The lease term is for 17 years. The majority of the 99.9% limited partner interests are held by related parties, ranging from note holder, to stockholders and Directors. Under the terms of the 4th Street partnership agreement, profits and losses and cash flows are allocated between the General and the Limited Partners based on their respective ownership percentages.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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
Income Taxes
     Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Penalties, if any, related to unrecognized liabilities are in other general and administrative on the Condensed Consolidated Statement of Operations. Interest expense, if any, related to uncertain tax liabilities is recorded in interest expense on the accompanying Condensed Consolidated Statements of Operations.
Earnings per Share
     In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share (“ASC 260”), basic earnings (loss) per share is computed by dividing net income(loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of the incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted earnings per share calculation to the extent such shares are dilutive.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
     The following table sets forth the computation of basic and diluted weighted average shares outstanding:

	(unaudited)
	Three Months Ended		Six Months Ended
	June 30,
	2010	2009	2010	2009
Net income attributable to VCG	$(1,275,920)	$763,283	$(612,152)	$1,415,456

Basic weighted average shares outstanding	17,265,536	17,557,403	17,288,005	17,607,941
Effect of dilutive securities:
Stock options and warrants	-	-	-	-

Basic and dilutive weighted average shares outstanding	17,265,536	17,557,403	17,288,005	17,607,941

Basic and diluted earnings per share	$(0.07)	$0.04	$(0.04)	$0.08

     The Company has excluded options to purchase 235,500 and 280,500 shares of common stock from its calculation of the effect of dilutive securities in the three and six months of 2010 and 2009, respectively, as they represent anti-dilutive stock options. In 2009, the Company excluded warrants exercisable into 325,376 shares of common stock from its calculation of the effect of dilutive securities as they represent anti-dilutive warrants. The exercise prices of these stock options and warrants were substantially above the market price of the common stock during each period.
Reclassifications
     Certain and significant prior year amounts have been reclassified to conform to the current period presentation.
2. Recently Issued Accounting Standards
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements. The key amendments include: (a) a requirement to disclose transfer in and out of Level 1 and 2; (b) activity in Level 3 should show information about purchases, sales, settlements, etc. on a gross basis rather than as net basis; and (c) additional disclosures about inputs and valuation techniques. The new disclosure requirements are effective for periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc. which is effective for periods beginning after December 15, 2010. The Company adopted this update on January 1, 2010, and it did not have a significant impact on the Unaudited Condensed Consolidated Financial Statements.
     In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides clarification about Topic 810 (Previously SFAS 160) and clarifies that the de-recognition provisions of Topic 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This update is effective for the first reporting period beginning after December 15, 2009. The Company adopted this update effective January 1, 2010, but has not experienced any decreases in ownership of a subsidiary in the six months ended June 30, 2010. Accordingly, the update did not have any impact on the Unaudited Condensed Consolidated Financial Statements.
     In December 2009, the FASB issued ASU 2009-17, Consolidation (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update amends Topic 810 and is a result of SFAS 166. This standard did not have a significant impact on the Unaudited Condensed Consolidated Financial Statements when it was adopted on January 1, 2010.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
3. Inventories
     Inventories consist of beverages, food, tobacco products and merchandise. All are valued at the lower of cost or market.

	(unaudited)
	June 30, 2010	December 31, 2009
Food and beverage	$797,527	$823,165
Tobacco and merchandise	114,262	103,156

Total	$911,789	$926,321

4. Property and Equipment
     Property and equipment, net consisted of the following:

	(unaudited)
	June 30, 2010	December 31, 2009

Land	$500,000	$500,000
Buildings	11,362,143	11,362,143
Leasehold improvements	11,305,099	11,056,795
Software, computers, and equipment	3,399,153	3,138,217
Vehicles	344,508	269,503
Signs	311,238	308,819
Furniture and fixtures	2,068,263	1,993,370
Assets to be placed in service	85,978	168,245

	29,376,382	28,797,092
Less accumulated depreciation	(6,730,859)	(5,850,978)

Property and equipment, net	$22,645,523	$22,946,114

     Depreciation expense was $438,785 and $429,913 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009 the depreciation expense was $890,023 and $851,023, respectively.
     During the three months ended June 30, 2010, the Company purchased an auto under capital lease for $48,977, less accumulated amortization of $1,079, included under the vehicles in the table above.
5. Goodwill and Intangible Assets
     The change in the carrying amount of goodwill and intangible assets from December 31, 2009 to June 30, 2010, was as follows:

	Goodwill	Licenses	Trade Names	Total
Balance at December 31, 2009	$2,279,045	$34,834,018	$452,000	$37,565,063
Amortization of “component 2” goodwill for stock purchase	-	(74,199)	-	(74,199)

Balance at June 30, 2010 (unaudited)	$2,279,045	$34,759,819	$452,000	$37,490,864

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
There is no amortization of trade names or licenses, except for the component 2 amortization described above, as they have been determined to have indefinite lives. Amortization of non-compete agreements was $4,259 for both the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009 the amortization of non-compete agreements was $8,518 and $8,517, respectively.
The ongoing uncertainty in general and economic conditions may impact the Company’s business, as well as the market price of the Company’s common stock. This could negatively impact the Company’s future operating performances, cash flow, and/or stock price resulting in additional goodwill and/or intangible asset impairment charges being recorded in future periods, which could materially impact the Unaudited Condensed Consolidated Financial Statements. If revenue and net income are flat or decline, there is a potential for an additional impairment adjustment to intangible assets at the next impairment test date of December 31, 2010. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity. There was no impairment of goodwill and intangible assets during the six months ended June 30, 2010 and 2009, respectively.
6. Long-Term Debt
Long-Term Debt with Third Parties
     On June 7, 2010, the Company extended certain notes at 10% from the original maturity dates falling between January and September 2011 until September 2013. The other terms of the notes did not change. The total principal amount of debt extended is $450,000.
     The Company is required to comply with a loan covenant on our line of credit with Citywide Banks requires the Company to have a net cash flow-to-debt service ratio greater than or equal to 1.2 to 1.0, calculated quarterly. As of June 30, 2010, the Company did not meet the covenant due to the accrual of the contingent indemnification claim relating to Regale, inc. (“Regale”) as more fully described in Note 8 to the Unaudited Condensed Consolidated Financial Statements. Citywide Banks has granted us a waiver for that covenant violation for the three months ended June 30, 2010.
Future Maturities of Debt
     The following table shows required future maturities of related party and third party long-term debt as of June 30, 2010.

For the Calendar Years Ending December 31,
Remaining in 2010	2011	2012	2013	2014	Thereafter	Total
$2,860,249	$13,898,593	$8,008,926	$2,986,818	$1,217,574	$8,924	$28,981,084
7. Income Taxes
     Income tax expense was $(267,000) and $418,000 for the three months ended June 30, 2010 and 2009, respectively. The current income tax in the quarter is based on estimates for separately filed state tax liabilities in the amount of $76,000 and a current deferred tax benefit of $(343,000), primarily a result of the accrued contingent indemnification claim. Income tax expense was $107,000 and $898,000 for the six months ended June 30, 2010 and 2009, respectively. The current income tax expense for the six months ended June 30, 2010 consists of $122,000 for estimated state tax expense and a deferred income tax benefit of $(15,000). At June 30, 2010, the Company’s net operating loss carryforward is approximately $2,400,000 and the estimated tax credit carryforward is approximately $890,000, both of which expire beginning in 2029. The standard effective tax rate for federal and state taxes is 39%, however, the Company analyzes the effective rate based on projected income, net operating loss carryforward and tax credits generated but not used to determine the effective rate applied of 13.2% plus estimated state taxes for separately filed states based on the statutory rate for each jurisdiction.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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
8. Commitments and Contingent Liabilities
Thee Dollhouse Productions Litigation
     On July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in District Court of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. The lawsuit alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale and misappropriated Mr. Peter’s purported trade secrets. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an Order granting Summary Judgment to VCG and dismissed Mr. Peter’s claims in their entirety. The Court found that as a matter of law, VCG did not tortiously interfere with Mr. Peters contract with Regale and further found that VCG did not misappropriate trade secrets. Mr. Peters did not appeal that ruling and as such, the federal proceedings have concluded.
     Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration in June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale filed a Motion to Stay Arbitration which was granted in part and denied in part, with the court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to the terms of the asset purchase agreement between Regale and RRC. The arbitration hearing was conducted between April 26 and 29, 2010. On June 28, 2010, the arbitration panel entered an award in favor of Thee Dollhouse N.C., Inc. and against Regale, Inc., awarding Thee Dollhouse N.C., Inc. damages in the amount of $2,102,476, plus costs of $32,390 for a total award of $2,134,866, plus interest at the North Carolina statutory rate. On July 14, 2010, Regale filed a Petition in the United States District Court for the Eastern District of North Carolina challenging the award. No hearing or other dates have been set by the Court. The Company and Regale intend to vigorously pursue all available appeals of this award. As of June 30, 2010, the Company has accrued $2,135,000, which is reported in the Unaudited Condensed Consolidated Statements of Operations as Contingent Indemnification Claim.
Texas Patron Tax Litigation
     Beginning January 1, 2008, VCG’s Texas clubs became subject to a new state law requiring the Company to collect a five dollar surcharge for every club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the surcharge is an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the U.S. Constitution and therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. Under Texas law, when cities or the State of Texas give notice of appeal, the State of Texas intervenes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
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
The Company paid the tax for 2008 and the first three quarters of 2009 under protest and expensed the tax for such periods. For each quarter since December 31, 2009, the Company accrued the tax and filed the appropriate tax returns, but did not pay the State of Texas. As of June 30, 2010, the Company has approximately $231,000 in accrued but unpaid liabilities for this tax. The Company has paid approximately $401,000, under protest, to the State of Texas since the inception of this tax.
DOL Audit (PT’s Showclub)
     In October 2008, PT’s® Showclub in Louisville, Kentucky was required to conduct a self-audit of employee payroll by the Department of Labor (“DOL”). After an extensive self-audit, it was determined that (a) the club incorrectly paid certain employees for hours worked and minimum wage amounts and (b) the club incorrectly charged certain minimum wage employees for their uniforms. As a result, the DOL required that the club issue back pay and refund uniform expenses to qualified employees at a total cost of $14,439.
     In March 2009, VCG was placed under a similar nationwide DOL audit for all nightclub locations and its corporate office. All locations completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. A summary meeting was held with the DOL and Company counsel on March 19, 2010. The DOL presented its preliminary findings of violations. A meeting was held on May 20, 2010 in which DOL and Company counsel agreed to continue negotiations at a later date. The Company believes it has corrected all processes that resulted in the potential violations. This case is still in the investigatory state and no final determination can be made at this time of the outcome or any potential liability. After discussion with Company counsel on this case, the Company accrued $200,000 as of December 31, 2009, for potential wage/hour violations. This accrual and any estimate of potential liability have not changed as of June 30, 2010. The Company expects a resolution of this audit by August 30, 2010.
Internal Revenue Service Tip Audit
     The IRS audited PT’s® Showclub in Denver, Colorado for the fiscal years 2006, 2007 and 2008 to determine tip reporting compliance. Every business with customary tipping must report annually on Form 8027 the total sales from food and beverage operations, charge sales, total tips reported and charge tips reported. The audit was based upon Form 8027 to determine compliance with the amended Section 3121(q) of the Internal Revenue Code. The audit was conducted by an examining agent in Denver, Colorado in August and September 2009. The audit focused on the data reported on Form 8027 and the related underlying documentation. The agent also examined information contained in the daily sales packages generated by the club.
     The audit resulted in a determination that cash tips for that club were under-reported in the three years examined. The tax assessed as a result of this under-reporting was $61,500. Penalties and interest were not assessed. The IRS auditor indicated that all other Company clubs would be audited and recommended that a POS system should be installed in every club to ensure compliance with IRS regulations. Upon completion of this audit, the Company began an intensive self-audit for the three year period using the same procedures followed by the IRS agent. This resulted in the accrual of approximately $207,000 to cover the estimated liability as of December 31, 2009. Subsequent discussions with the IRS agent removed fiscal 2006 from the audit period, replacing that year with fiscal 2009. The Company submitted workpapers prepared for the self-assessment to the IRS agent for fiscal 2007, 2008 and 2009.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
     The agent accepted these workpapers to determine the ultimate tip reporting rate by club. The IRS completed the tip audit and review of Forms 8027 for all clubs in April 2010. The final liability assessed by the IRS for all clubs totaled approximately $151,000 and was paid in June 2010. The Company has received notification from the IRS that this matter is closed. As of March 31, 2010, the Company reversed its over-accrual of $56,000.
Texas Sales Tax Audit
     The Texas Comptroller’s Office is conducting a sales and use tax audit of Manana Entertainment, Inc., the entity operating Jaguar’s Gold Club in Dallas, Texas, for the time period beginning with the club’s acquisition in April 2008 and ending in November 2009. The audit commenced in March 2010. The primary focus of the audit is the taxability of revenue received by Manana Entertainment, Inc. with respect to independent contractor entertainer fees, credit card sales of dance dollars and use tax.
     In July 2010, the Company received notice from the Texas Comptroller’s Office that the audit period would be extended to include the period of October 1, 2006 to April 1, 2008, which period per-dates the Company’s ownership of the club. Under the purchase agreement under which the Company acquired the club, the Company is fully indemnified by the seller for any liability arising for the additional period.
     The audit is incomplete; however, the Company accrued approximately $107,000 at March 31, 2010 of additional sales taxes for the period from the club’s acquisition in April 2008 through November 2009 and an additional $4,000 at June 30, 2010. Management intends to vigorously defend the sales tax returns that is has previously filed during the audit period in this administrative and any judicial review process, if necessary.
Litigation Associated with the Proposed Going Private Transaction
     The four pending lawsuits related to the proposed going private transactions have been dismissed.
     The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes that any adverse or positive outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.
Guaranty of Real Property Loan
     On July 31, 2009, VCG Real Estate Holdings, Inc. (“VCG Real Estate”) sold a piece of real property located in Phoenix, Arizona to Black Canyon Highway LLC, a Texas limited liability company (“Black Canyon”). The property was transferred subject to a loan made by Sacred Ground Resources, LLC, an Arizona limited liability company (“Sacred Ground”), to VCG Real Estate at the time of VCG Real Estate’s acquisition of the property from Sacred Ground. Black Canyon assumed VCG Real Estate’s obligations under the Sacred Ground loan as a part of the sale of the real property and the Company remains as a guarantor on the loan in the event of default by Black Canyon, however the buyer has agreed to indemnify VCG from any losses arising from the guarantee. As of June 30, 2010, the balance owed by Black Canyon and Sacred Ground is approximately $1,660,000.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Capitalized Leases
     In May 2010, the Company purchased a vehicle under a capital lease obligation for $48,977. Accumulated amortization of the vehicle amounted to $1,079 for the three month period ended June 30, 2010. The current minimum annual commitment under the lease is as follows:

Year ending June 30,
2011	$11,450
2012	11,450
2013	11,450
2014	24,301

Total minimum payments	58,651
Amount representing interest	(10,638)

Present value of future minimum payments	48,013
Current portion of lease obligation	7,663

Obligation under capital lease	$40,350

9. Fair Value of Financial Instruments
     The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. We adopted ASC 820-10, Fair Value Measurements and Disclosures on January 1, 2008. This guidance defines fair value, establishes a framework to measure fair value, and expands disclosures about fair value measurements. ASC 820-10 establishes a fair value hierarchy used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:
     Level 1: Quoted market prices in active markets for identical assets or liabilities.
     Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
     Level 3: Unobservable inputs that are not corroborated by market data.
     The carrying value of cash, other receivables and accounts payable at June 30, 2010 and December 31, 2009, approximates fair value due to the short-term nature of these instruments. As of June 30, 2010, our total debt was approximately $29,000,000 and our fair value was approximately $29,000,000. As of December 31, 2009, our total debt was approximately $31,000,000 and our fair value was approximately $30,000,000. The fair value of the debt was estimated using significant unobservable inputs (Level 3) and was computed using a discounted cash flow model using estimated market rates, adjusted for our credit risk as of June 30, 2010 and December 31, 2009, respectively.
     Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825-10, Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and December 31, 2009.
10. Subsequent Events
Third Party Debt Prepayments
     On July 10, 2010, the Company prepaid a loan from an individual in the amount of $1,142,000 with interest payable at 10%. The note was collateralized by the general assets of the Company, the cash flow and 100% stock in Manana Entertainment, Inc. The maturity date was November 10, 2010.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
     On July 15, 2010, the Company prepaid a loan from an individual in the amount of $100,000. The note was unsecured and interest at 10%. The maturity date was February 15, 2012.
Sale of Golden Productions JGC Fort Worth, LLC Assets
     On July 16, 2010, the Company sold the building which houses Jaguar’s Gold Club Fort Worth located in Fort Worth, Texas (the “Club”) and all assets associated with the Club, excluding cash, to RCI Entertainment (Fort Worth), Inc., a Texas corporation and wholly owned subsidiary of Rick’s Cabaret International, Inc. (“the Purchaser”). The sale of the Club to the Purchaser did not include the real property upon which the Club is located. In connection with the sale and as a condition to closing, the Company entered into a Lease Termination Agreement with its landlord, Bryan S. Foster (“Foster”), an individual and owner of the real property. In addition and in connection with the Purchase Agreement, Foster and the Purchaser executed a new ground lease agreement. The Purchase Agreement contained ordinary and customary provisions for agreements of this nature, such as representations, warranties, covenants and indemnification obligations. In accordance with the Purchase Agreement, all applicable licenses and permits required to operate the Club were transferred to the Purchaser at closing.
     The purchase price paid at closing consisted of $1,000,000 in cash and the transfer from the Purchaser to the Company of 467,497 shares of the Company’s common stock (“Common Stock”) held by the Purchaser. The Common Stock was valued at the closing price on July 16, 2010 of $1.70 per share, for a total purchase price of $1,794,745. The Company realized a book gain of approximately $821,000 in July 2010 upon the closing of the sale. The $1,000,000 in cash was used to prepay the 14% note payable to Sunshine Mortgage and the 467,497 shares of VCG’s common stock were cancelled.
     Shortly after the Company’s acquisition of the Club in September 2007, Ft. Worth enacted a smoking ban that significantly reduced customer volume, sales and profits. The Texas Patron tax went into effect on January 1, 2008, which increased the costs of operating the Club. The Company sold the Club because it was not meeting financial targets and the impact of selling it will improve total Company financial performance going forward. The carrying amounts as of June 30, 2010 and December 31, 2009 of assets sold and liabilities terminated are as follows:

	(unaudited)
	June 30, 2010	December 31, 2009
Inventories	$4,891	$6,129
Property and equipment, net	1,881,488	1,937,283
Licenses, net	582,000	582,000
Non-compete agreements, net	1,380	1,898

Total Assets to be Sold	2,469,759	2,527,310
Unfavorable lease rights	1,350,594	1,380,996
Deferred rent	133,952	107,161

Total Liabilities to be Terminated	1,484,546	1,488,157

Assets Sold, Net of Liabilities Terminated	$985,213	$1,039,153

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Potential Sale of the Company
     On July 20, 2010, the Company received a non-binding proposal (the “Proposal”) from Family Dog, LLC (“Purchaser”), an entity affiliated with the Company’s Chairman and Chief Executive Officer, Troy Lowrie, and Lowrie Management, LLLP to acquire all of the outstanding common stock of the Company (other than the shares held by Purchaser, its affiliates and certain other investors) for $2.10 per share in cash (the “Acquisition”). The Proposal contemplates that the Company would no longer be a public reporting or trading company following the closing of the Acquisition. On July 21, 2010, the Company’s Board of Directors formed a Special Committee consisting solely of directors who are independent under the NASDAQ independence rules to review and evaluate the Proposal, recommend to the Company’s Board of Directors whether to approve or decline the Proposal and evaluate the Company’s alternatives to the Proposal. The members of the Special Committee are George Sawicki, Carolyn Romero and David Levine. The Proposal is subject to the approval of the Special Committee, the Company’s Board of Directors and the Company’s stockholders. The Special Committee retained North Point Advisors LLC (“North Point”) to serve as financial advisor to the Special Committee. In its capacity as financial advisor, North Point will assist the Special Committee in evaluating the Proposal and alternative thereto. In addition to retaining North Point as its financial advisor, the Special Committee retained Faegre & Benson LLP to serve as legal counsel to the Special Committee.
     On August 4, 2010, Lowrie notified the Special Committee that in order to allow sufficient time to consider and review the Proposal, the expiration of the Proposal has been extended to 7:00 p.m. (Mountain Standard Time) on August 20, 2010. No assurance can be given that an agreement on terms satisfactory to the Special Committee or the Board of Directors will be entered into or consummated by the Company with respect to the Proposal or any other transaction.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information set forth hereunder, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), presents significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources that occurred during the three and six months ended June 30, 2010 and 2009. The MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Report. The MD&A discussed in the Company’s Annual Report Form 10-K for the year ended December 31, 2009, and filed with the SEC on March 12, 2010, should also be referred to when reading this Report.
Cautionary Statement Regarding Forward-Looking Information and Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements and, for this purpose, any statements contained herein that are not statements of historical fact are intended to be “forward-looking statements” with the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “continue,” or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, costs and liabilities associated with the litigation related to the Proposal and the Potential Acquisition, diversion of management’s attention caused by the litigation related to the proposed going private transaction, our limited operating history making our future operating results difficult to predict, the availability of, and costs associated with, potential sources of financing, disruptions in the credit markets, economic conditions generally and in the geographical markets in which we may participate, our inability to manage growth, difficulties associated with integrating acquired businesses into our operations, geographic market concentration, legislation and government regulations affecting us and our industry, competition within our industry, our failure to promote our brands, our failure to protect our brands, the loss of senior management and key personnel, potential conflicts of interest between us and Troy Lowrie, our Chairman of the Board and Chief Executive Officer, our failure to comply with licensing requirements applicable to our business, liability from unsanctioned, unlawful conduct at our nightclubs, the negative perception of our industry, the failure of our business strategy to generate sufficient revenues, liability from uninsured risks or risks not covered by insurance proceeds, claims for indemnification from officers and directors, deterrence of a change of control because of our ability to issue securities or from the severance payment terms of certain employment agreements with senior management, our failure to meet the NASDAQ continued listing requirements, the failure of securities analysts to cover our common stock, our failure to comply with securities laws when issuing securities, our common stock being a penny stock, our intention not to pay dividends on our common stock, our future issuance of common stock depressing the sale price of our common stock or diluting existing stockholders, the limited trading market for, and volatile price of, our common stock, and our inability to comply with rules and regulations applicable to public companies.
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
General Overview
     It is our desire to provide all parties who may read this MD&A with an understanding of the Company’s past performance, its financial condition and its prospects of going forward in the future. Accordingly, we will discuss and provide our analysis of the following:
•	Overview of the business.

•	Critical accounting policies.

•	Recently issued pronouncements.

•	Results of operations.

•	Liquidity and capital resources.
     Our Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April 2002. As of June 30, 2010, the Company, through its subsidiaries, owns 20 adult clubs that offer quality live adult entertainment, restaurant, and bar operations. Our clubs are located in Colorado, California, Florida, Illinois, Indiana, Kentucky, Minnesota, North Carolina, Maine and Texas.
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
Overview of Business
     The Company classifies its clubs into three tiers called A, B, and C clubs. Type “A” club characteristics include larger facilities with a variety of entertainment and performers. “A” clubs include a restaurant with an onsite chef preparer. Furthermore, “A” clubs offer high-label cigars, VIP facilities, and specialty suites. Type “B” clubs have smaller facilities. Food service is limited or not provided, but the facility serves alcohol. Both Type “A” and Type “B” clubs are topless format. Type “C” clubs do not provide alcoholic beverages except for some locations that follow the “Bring Your Own Bottle” (“B.Y.O.B”) format. These clubs are “all-nude” format.

     Since we began operations, we have acquired the following clubs:

Name of Club	Date Acquired	Club Type
PT’s® Showclub in Indianapolis, Indiana	2002	B
PT’s® Brooklyn in Brooklyn, Illinois	2002	B
PT’s® All Nude in Denver, Colorado	2004	C
The Penthouse Club® in Glendale, Colorado	2004	A
Diamond Cabaret® in Denver, Colorado	2004	A
PT’s® Appaloosa in Colorado Springs, Colorado	October 2006	B
PT’s® Showclub in Denver, Colorado	December 2006	B
PT’s® Showclub in Louisville, Kentucky	January 2007	B
Roxy’s in Brooklyn, Illinois	February 2007	B
PT’s® Showclub in Centreville, Illinois	February 2007	B
PT’s® Sports Cabaret in Sauget, Illinois	March 2007	B
The Penthouse Club® in Sauget, Illinois	March 2007	A
The Men’s Club® in Raleigh, North Carolina	April 2007	A
Schiek’s Palace Royale in Minneapolis, Minnesota	May 2007	A
PT’s® Showclub in Portland, Maine	September 2007	B
Jaguar’s Gold Club in Ft. Worth, Texas (“Golden”)*	September 2007	C
PT’s® Showclub in Hialeah, Florida	October 2007	B
LaBoheme Gentlemen’s Club in Denver, Colorado	December 2007	B
Jaguar’s Gold Club in Dallas, Texas (“Manana”)	April 2008	C
Imperial Showgirls Gentlemen’s Club in Anaheim, California	July 2008	C

*	- sold on July 16, 2010
     The Company owns International Entertainment Consultants, Inc. (“IEC”), which provides management services to our clubs. IEC was originally formed in 1980. At the time of acquisition in October 2003, IEC was owned by Troy Lowrie, our Chairman of the Board and Chief Executive Officer.
     The day-to-day management of our clubs is conducted through IEC. IEC provides the clubs with management and supervisory personnel to oversee operations, hires and contracts all operating personnel, establishes club policies and procedures, handles compliance monitoring, purchasing, accounting and other administrative services, prepares financial and operating reports and prepares income tax returns. IEC charges the clubs a management fee based on the Company’s common expenses that are incurred in maintaining these functions.
     In June 2002, the Company formed VCG Real Estate, a wholly-owned subsidiary that owns the land and buildings housing two of our clubs.
     The Company has one reportable segment. Our clubs are distinguished by the following features:
•	Facilities — Our club facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. The facilities have state of the art sound systems, lighting and professional stage design. Our clubs maintain an upscale level of décor and furnishings to create a professional appearance. Three of our clubs offer VIP rooms. Our VIP rooms are open to individuals who purchase annual memberships. They offer a higher level of service and are elegantly appointed and spacious.

•	Professional On-Site Management — Our clubs are managed by persons who are experienced in the restaurant and/or hospitality industry. The managers of the clubs are responsible for maintaining a quality and professionally run club. At a higher level, our Area Directors oversee the management of several clubs within a specified geographical area. The Company currently has 12 Area Directors each of who has between 17 to 25 years of experience in the industry.

•	Food and Beverage Operations — Five of our clubs offer a first-class bar and food service. At most locations, we provide a selective variety of food including, but not limited to, hot and cold appetizers, pizza and other limited food choices. Four of our club operations do not have liquor licenses. Two of our clubs that hold B.Y.O.B. permits sell non-alcoholic beverages. Experienced chef and bar managers are responsible for training, supervising, staffing and operating the food and beverage operations at each club.

•	Entertainment — Our clubs provide a high standard of attractive, talented and courteous performers and servers. We maintain the highest standards for appearance, attitude, demeanor, dress and personality. The entertainment encourages repeat visits and increases the average length of a patron’s stay. We prefer that performers at our clubs be experienced entertainers.
Critical Accounting Policies
     The following discussion and analysis of the results of operations and financial condition are based on the Unaudited Condensed Consolidated Financial Statements that have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 2 to the “Notes to the Unaudited Condensed Consolidated Financial Statements,” which is included in our Annual Report on Form 10-K for the year ended December 31, 2009. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by us. Further, such accounting policies and estimates can be materially affected by changes from period to period by economic factors or conditions that are outside our control. As a result, our accounting policies and estimates are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, future business plans, projected financial results, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as may be appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations — Critical Accounting Policies,” which is a part of our Annual Report on Form 10-K for the year ended December 31, 2009.
Recently Issued Accounting Standards
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements, which are classified into three categories based on the lowest level of input that is significant to the fair market value measurement, as more fully described in Note 9 of the Unaudited Condensed Consolidated Financial Statements. The key amendments include: (a) a requirement to disclose transfer in and out of Level 1 and 2; (b) activity in Level 3 should show information about purchases, sales, settlements, etc. on a gross basis rather than as net basis; and (c) additional disclosures about inputs and valuation techniques. The new disclosure requirements are effective for periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc. which is effective for periods beginning after December 15, 2010. The Company adopted this update on January 1, 2010, and it did not have a significant impact on the Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2010.
     In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides clarification about Topic 810 (Previously SFAS 160) and clarifies that the de-recognition provisions of Topic 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This update is effective for the first reporting period beginning after December 15, 2009. The Company adopted this update effective January 1, 2010, but has not experienced any decreases in ownership of a subsidiary in the six months ended June 30, 2010. Accordingly, the update did not have any impact on the Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2010.
     In December 2009, the FASB issued ASU 2009-17, Consolidation (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update amends Topic 810 and is a result of SFAS 166. This standard did not have a significant impact on the Unaudited Condensed Consolidated Financial Statements after it was adopted on January 1, 2010.

Results of Operations — Three and Six Months Ended June 30, 2010 Compared to June 30, 2009
     The following sets forth a comparison of the components of the results of our continuing operations for the three and six months ended June 30, 2010 and 2009, respectively:

	(unaudited)
	Three Months Ended				Six Months Ended
	June 30,
	2010	2009	% Change		2010	2009	% Change
Revenue:
Sales of alcoholic beverages	$5,340,529	$5,895,184	(9.4	) %	$10,664,286	$11,759,847	(9.3	) %
Sales of food and merchandise	509,445	464,595	9.7%		1,031,666	936,127	10.2%
Service revenue	7,610,153	6,820,358	11.6%		14,784,609	13,518,639	9.4%
Other income	826,705	779,175	6.1%		1,616,078	1,519,117	6.4%

Total Revenue	14,286,832	13,959,312	2.3%		28,096,639	27,733,730	1.3%

Operating Expenses:
Cost of goods sold	1,554,982	1,500,411	3.6%		3,055,473	2,993,334	2.1%
Salaries and wages	4,202,625	3,520,710	19.4%		8,013,187	7,026,133	14.0%
Impairment of building and land	-	268,000	(100.0	) %	-	268,000	-%
Contingent indemnification claim	2,135,000	-	*		2,135,000	-	*
Other general and administrative:
Taxes, permits and licenses	790,031	730,919	8.1%		1,780,812	1,619,796	9.9%
Charge card and bank fees	164,403	214,701	(23.4	) %	344,196	407,937	(15.6	) %
Rent	1,520,151	1,475,348	3.0%		3,016,469	2,923,864	3.2%
Legal fees	702,283	279,904	150.9%		935,526	685,853	36.4%
Other professional fees	763,401	764,659	(0.2	) %	1,424,329	1,296,264	9.9%
Advisory fees related to change in control proposals	(1,264)	-	*		15,137	-	*
Advertising and marketing	717,497	692,050	3.7%		1,378,647	1,392,246	(1.0	) %
Insurance	524,904	437,246	20.0%		941,748	817,604	15.2%
Utilities	237,476	238,181	(0.3	) %	494,281	519,253	(4.8	) %
Repairs and maintenance	275,073	298,278	(7.8	) %	554,811	590,502	(6.0	) %
Other	983,789	914,077	7.6%		1,964,062	1,955,641	0.4%
Depreciation and amortization	443,044	434,171	2.0%		898,541	859,540	4.5%

Total Operating Expenses	15,013,395	11,768,655	27.6%		26,952,219	23,355,967	15.4%

Income (Loss) from Operations	(726,563)	2,190,657	(133.2	) %	1,144,420	4,377,763	(73.9	) %

Other Income (Expenses):
Interest expense	(526,387)	(696,480)	(24.4	) %	(1,066,824)	(1,456,258)	(26.7	) %
Interest expense, related party	(180,498)	(218,467)	(17.4	) %	(360,574)	(387,545)	(7.0	) %
Interest income	2,895	36	*		4,222	72	*
Gain (loss) on sale of assets	1,324	12,357	(89.3	) %	(1,676)	11,421	(114.7	) %

Total Other Income (Expenses)	(702,666)	(902,554)	(22.1	) %	(1,424,852)	(1,832,310)	(22.2	) %

Income (Loss) Before Income Taxes:	(1,429,229)	1,288,103	(211.0	) %	(280,432)	2,545,453	(111.0	) %

Income tax expense — current	76,000	32,832	131.5%		122,000	173,243	(29.6	) %
Income tax expense (benefit)— deferred	(343,000)	385,168	(189.1	) %	(15,000)	724,757	(102.1	) %

Total Income Taxes	(267,000)	418,000	(163.9	) %	107,000	898,000	(88.1	) %

Profit (Loss) of Consolidated and Affiliated Companies	(1,162,229)	870,103	(233.6	) %	(387,432)	1,647,453	(123.5	) %
Net Income (Loss) Attributable to Noncontrolling Interests	(113,691)	(106,820)	6.4%		(224,720)	(231,997)	(3.1	) %

Net Income (Loss) Attributable to VCG	$(1,275,920)	$763,283	(267.2	) %	$(612,152)	$1,415,456	(143.2	) %

*	- not meaningful

Revenues
     The Company’s revenue from clubs includes funds received from the sale of alcoholic beverages, food, merchandise, service and other revenues. The Company recognizes sales revenue at point-of-sale (“POS”) upon receipt of cash or charge card.
     Service revenues include entertainer payments to perform at the Company’s clubs, customer admission fees, customer payments for tabs and tip charges, dance dollar payments and suite rental fees. Other income is comprised of fees charged for usage of ATM machines located in clubs, credit card fees, VIP memberships, valet parking fees, various fees at the clubs for services and special events. Other income also includes non-club revenue of rent received from unrelated third parties occupying a portion of our Indianapolis, Indiana club building. Service revenue was approximately $7,610,000 and approximately $6,820,000 for the three months ended June 30, 2010 and 2009, respectively. The increase for the three months ended June 30, 2010 compared to the same period in 2009 was approximately $790,000 or 11.6%. For the six months ended June 30, 2010 service revenue was approximately $14,785,000 compared to approximately $13,519,000 for an increase of approximately $1,266,000 or 9.4% for the same period in 2009. The increase for the three and six month periods ended June 30, 2010 compared to the prior year is a result of emphasis on TLCs (table side back rub) and suite revenue.
     Total revenue, net of sales taxes, increased approximately $328,000 or 2.3% and approximately $363,000 or 1.3% for the three months and six months ended June 30, 2010, respectively, when compared to the same period in 2009. Sales of alcoholic beverages were down by approximately $1,096,000 or 9.3% compared to the six months ended in the prior year. Service revenue increased during the same period by approximately $1,266,000 or 9.4% because of increased sales of TLCs (table side back rub), wristband access to special areas, table dances and suite fees. The decrease in sale of alcoholic beverages is due to the general weakness in economic conditions, where disposable cash income from customers has decreased. We believe that this decline was substantially offset by new revenue sources described above. This new service revenue does not have additional related costs. Other revenue, resulting primarily from ATM fees due to higher ATM use in the clubs increased by approximately $97,000 during the six months ended June 30, 2010, when compared to the same time period in 2009.
     For the three months ended June 30, 2010, the Company had nine clubs reporting same club increases ranging from 1.0% to 23.0% over the same quarter 2009. There were four clubs reporting flat revenues for the same time period, with net revenue increase or decrease of less than 0.7%. For the six months ended June 30, 2010, the Company had ten clubs reporting same club increases ranging from 2.0% to 20.3%. There were two clubs reporting flat revenues for the same time period, with net revenue increase or decrease of less than 0.9%.
Cost of Goods Sold
     Costs of goods sold, comprised of food, alcohol and merchandise expenses, are variable and generally fluctuate with sales. For the three months and six months ended June 30, 2010, cost of goods sold increased as a percentage of the attributable revenue over the same periods in the prior year. This increase was primarily isolated to our “A” clubs that have restaurants. We sublease the kitchens in our “A” clubs to experienced chefs who elected to use our new POS systems for customer convenience.
     Since the installation of the POS systems in our clubs during the last nine months, operations for these subleased kitchens are fully included in our cost of goods sold number. Revenue from restaurant operations is reported under food and merchandise revenue. This subleased revenue is reduced by appropriate sales taxes, credit card fees and other specifically attributable charges. The cost of food and preparation materials is reported under cost of goods sold. The net earnings that are paid out to the chefs as a consulting fee are also recorded in cost of goods sold. Other ancillary costs associated with running a restaurant, such as wait-staff payroll, restaurant supplies and licenses, are currently paid by the outside chefs. In prior quarters, the Company reported these related expenses in other general and administrative classifications.

     The following table is a comparison of our cost of goods sold cost and their percentage relative to revenue for our “A” clubs that have subleased restaurants and relative to all other clubs that don’t operate restaurants.

	(unaudited)
	Three Months Ended
	June 30,			June 30,
	2010			2009
	Total	“A” Clubs	All Other	Total	“A” Clubs	All Other
Alcohol	$5,340,529	$1,999,408	$3,341,121	$5,895,184	$2,319,965	$3,575,219
Food and merchandise revenue	509,445	257,712	251,733	464,595	235,670	228,925

Total	$5,849,974	$2,257,120	$3,592,854	$6,359,779	$2,555,635	$3,804,144

Cost of Goods Sold	$1,554,982	$656,214	$898,768	$1,500,411	$595,641	$904,770

Percentage	26.6%	29.1%	25.0%	23.6%	23.3%	23.8%

	(unaudited)
	Six Months Ended
	June 30,			June 30,
	2010			2009
	Total	“A” Clubs	All Other	Total	“A” Clubs	All Other
Alcohol	$10,664,286	$4,047,850	$6,616,436	$11,759,847	$4,579,659	$7,180,188
Food and merchandise revenue	1,031,666	526,857	504,809	936,127	480,791	455,336

Total	$11,695,952	$4,574,707	$7,121,245	$12,695,974	$5,060,450	$7,635,524

Cost of Goods Sold	$3,055,473	$1,304,010	$1,751,463	$2,993,334	$1,219,573	$1,773,761

Percentage	26.1%	28.5%	24.6%	23.6%	24.1%	23.2%
     When “A” club restaurants’ cost of goods sold data is removed from the total, the cost of goods percentage relative to revenues for all other clubs drops to 25.0% of related revenue for the three months ended June 30, 2010. The increase of cost of sales to revenue percentage relative to revenues for all other clubs is 1.2%, calculated by comparing 25.0% to 23.8% for the three months ended June 30, 2010 and 2009, respectively. The year to date increase for the six months ended June 30, 2010 is 1.4% of cost of sales for all other clubs, when compared to the same period in 2009.
Salaries and Wages
     Salaries and wages include hourly wages, management salaries, and bonuses. They increased by approximately $987,000 or 14.0% for the six months ended June 30, 2010, and increased approximately $682,000 or 19.4% from the three months ended June 30, 2010, when compared to the same periods in 2009. This increase is attributable to an increase in club employees from 920 to 945, the fee structure used to compensate entertainers in Minnesota, the only club where entertainers are treated as club employees, and the executive severance package.
     Following is a comparison of salaries and wages for the three months and six months ended June 30, 2010 and 2009, respectively with percentages of such expenses compared to total revenue:

	(unaudited)
	Three Months Ended		Six Months Ended
	June 30,
	2010	2009	2010	2009
Salaries and wages	$4,202,625	$3,520,710	$8,013,187	$7,026,133
As a percent of revenue	29.4%	25.2%	28.5%	25.3%
Contingent Indemnification Claim
     On March 23, 2007, VCG’s wholly-owned subsidiary Raleigh Restaurant Concepts LLC entered into a purchase agreement to buy substantially all of the assets (excluding the licensed trademark of Thee Dollhouse) of Regale Inc. (“Regale”), which operated an adult nightclub in Raleigh, NC dba Thee Dollhouse. VCG also entered into an Indemnification Agreement with Regale whereby VCG agreed to fully indemnify Regale, its affiliates and shareholders and all of their respective officers, directors, employees and agents against any losses related to an Agreement dated June 15, 1992 between Regale and Thee Dollhouse.

     On June 28, 2010, the arbitration panel entered an award in favor of Thee Dollhouse and against Regale, Inc., awarding Thee Dollhouse damages in the amount of $2,102,476, plus costs of $32,390 for a total award of $2,134,866, plus interest at the North Carolina statutory rate. On July 14, 2010, Regale filed a Petition in the United States District Court for the Eastern District of North Carolina challenging the award. No hearing or other dates have been set by the Court. As of June 30, 2010, the Company has accrued $2,135,000 in connection with this contingent indemnification liability. More information can be found in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities.”
Other General and Administrative Expenses
Taxes, Permits, and Licenses
     This category includes employment taxes, business licenses and permits, real and personal property taxes and the Texas Patron Tax.
     The following table shows the breakdown of the amounts paid for taxes, permits and licenses for the three months and six months ended June 30, 2010 and 2009, respectively.

	(unaudited)
	Three Months Ended		Six Months Ended
	June 30,
	2010	2009	2010	2009
Employment	$500,630	$425,031	$998,515	$1,020,399
Business Licenses	72,455	69,679	311,511	129,953
Property Taxes	157,918	181,214	331,803	334,944
Patron Tax Expense	59,028	54,995	138,983	134,500

	$790,031	$730,919	$1,780,812	$1,619,796

     Employment taxes increased approximately $76,000 for the three months ended June 30, 2010 compared to the same period in 2009 due to additional club employees and the accrual of an executive severance package. Employment taxes decreased approximately $22,000 for the six months ended June 30, 2010, as compared to the same period in 2009. The decrease represents the conclusion of the IRS tip audit offset by an increase in club personnel. The IRS tip audit, as discussed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities,” resulted in an assessment by the IRS of approximately $151,000, approximately $56,000 less than the Company’s estimate at December 31, 2009. Employment taxes are based on wages plus reported tips.
     Business licenses include costs of maintaining liquor, cabaret and other general business licenses. This account also contains the estimated liability for the sales tax audits on our Texas clubs. This is further discussed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities.” Business licenses expenses increased by approximately $2,800 or 3.9% for the three months ended June 30, 2010 compared to the same period in 2009 due to the increases in licensing fees by municipalities. Our expense for business licenses for the six months ended June 30, 2010 has increased substantially over the same period in 2009, as states and municipalities continue to search for revenue sources.
     Property taxes decreased by approximately $23,000 or 12.9% for the three months ended June 30, 2010 compared to the same period in the prior year due to the third quarter 2009 sale of the Company’s Arizona real estate and changes in assessed property valuations on the clubs owned or operated and/or a general increase in property tax rates. Property taxes for the six months ended June 30, 2010 compared to the same period in 2009 remained flat due to compensating increases or decreases in assessments. The Company pays real and personal property taxes on all the clubs the Company operates.
     The Company continues to accrue the Texas Patron Tax and to file quarterly returns, under protest, with the State of Texas as discussed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities.”

Charge Card and Bank Fees
     Credit card and bank fees include chargebacks to the Company. The net decrease in these fees was approximately $50,000 or 23.4% for the three months ended June 30, 2010, compared to the same period in 2009. The decrease for the six month period ended June 30, 2010 was approximately $64,000 or 15.6% compared to the same period in 2009. The decrease is the result of the Company’s procedures that include an increased emphasis in timely processing chargeback transactions, resulting in a decrease in lost charges, and a change in the vendor the Company uses for processing credit cards.
Rent
     Rent expense includes rent payments to landlords, deferred rent recorded per Accounting Codification 840-10 and 840-20 and the amortization of leasehold rights and liabilities. The rent expense increased approximately $45,000 or 3.0% and $93,000 or 3.2% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. This is due to increased revenue at various clubs where rent is based on a percentage of sales.
Legal Fees
     Legal fees increased approximately $422,000 or 150.9% for the three months ended June 30, 2010 compared to the same period in 2009. Legal costs incurred for the six month period increased by approximately $250,000 or 36.4%. This increase is primarily the result of the Thee Dollhouse vs. Regale, (see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities”) and costs related to the special investigation discussed under Item 4 “Controls and Procedures” in the section entitled “Internal Control Over Financial Reporting”, with such increase partially offset by the fees relating to Classic Affairs (the entity that operates Schiek’s Palace Royale in Minneapolis, Minnesota) lawsuit which was ultimately dismissed, with prejudice, in the fourth quarter of 2009.
Other Professional Fees
     Other professional fees increased by approximately $128,000 or 9.9% for the six months ended June 30, 2010 to approximately $1,424,000, from approximately $1,296,000 for the same period in 2009. Such fees for the three month period ended June 30, 2010 were relatively flat compared to the three months ended June 30, 2009. These fees include charges for appraisals and license valuations, broker commissions for renting Company real estate, lobbying fees, environmental assessment, and accounting costs allocated to individual clubs by the Company. The increase in other professional fees for the six months ended June 30, 2010 over the same period in 2009 is primarily attributable to consulting for business process improvements and accounting/bookkeeping expenditures.
Advisory Fees Related to Change in Control Proposals
     Approximately $266,000 in expenses were incurred in the first quarter of 2010 by the Company and the Special Committee of the Board of Directors (the “Special Committee”) in relation to the proposed going private transaction and proposed merger with Rick’s Cabaret International, Inc. (“Rick’s”). These costs represent expenses of the Special Committee, costs billed by the legal counsel to the Special Committee, legal costs incurred by the Company in relation to both the proposed going private transaction and proposed merger, and costs billed and accrued from the financial advisor to the Special Committee. In accordance with the contract with the financial advisor in 2009, the Company accrued approximately $250,000 of transaction fees in anticipation of a merger with Rick’s. Following expiration of the letter of intent with Rick’s, the Special Committee was dissolved in April 2010 and the accrued but unpaid transaction fee was reversed.
Advertising and Marketing
     Advertising and marketing expense increased by approximately $25,000 or 3.7% for the three months ended June 30, 2010 compared to the same period in 2009. This increase is attributable to featured attractions at the clubs such as “Girls Gone Wild” and “Micro Wrestling” as well as an increase in radio advertising. For the six months ended June 30, 2010, advertising and marketing costs decreased by almost $14,000 or 1.0% compared to the same period in 2009 due the effective use of advertising tools purchased in 2009, including using billboard trucks for mobile advertising versus leasing fixed billboard signs. In addition, the clubs had fewer featured entertainers and ran fewer special promotions in the first quarter of 2010 when compared to the same period in 2009.

Advertising and marketing expenses were approximately 5.0% of in each of the three month period ending June June 30, 2010 and 2009, respectively
Insurance
     Insurance costs increased approximately $88,000 or 20.0% for the three months ended June 30, 2010 compared to the same period in 2009. Insurance expense increased by approximately $124,000 or 15.2% for the six months ended June 30, 2010 compared to the same period in 2009. This increase is a result of increased workers’ compensation premiums resulting from higher than anticipated experience ratios in 2009 and a slight increase in employee health insurance premiums.
Utilities
     Utilities expense decreased by approximately $25,000 or 4.8% for the six months ended June 30, 2010, compared to the same period in 2009. This decrease is due to milder Midwest winter weather conditions in the first quarter of 2010, compared to the same period in 2009. Utility costs in the three months ended decreased by approximately $1,000 or 0.3% compared the same period in 2009.
Repairs and Maintenance
     Repairs and maintenance expense decreased approximately $23,000 or 7.8% and $36,000 or 6.0% for the three and six months ended June 30, 2010, respectively, compared to the same period in 2009. The decrease in both periods was a result of many repairs such as plumbing repairs, interior repainting, door replacements, sign repairs and other miscellaneous repairs that took place in 2009. During 2010, the Company has repainted the exterior of the North Carolina club and done other upkeep repairs but has otherwise minimized these expenses as much as possible while still maintaining our clubs’ professional upscale appearance.
Other Expenses
     General and administrative (“G&A”) expense include common office and nightclub expenses such as janitorial, supplies, security, cast and employee relations, education and training, travel and automobile, telephone and internet expenses. Other expenses increased approximately $70,000 or 7.6% and approximately $8,000 or 0.4% for the three and six months ended June 30, 2010, respectively, compared to the same period in 2009. This increase is attributable to increased costs of office supplies, royalties, expenses incurred furthering cast relations and music.
Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $9,000 or 2.0% and approximately $39,000 or 4.5% for the three and six months ended June 30, 2010, respectively, compared to the same period in 2009. The increase results from additional assets acquired after the second quarter of 2009, including the installation of the POS system during the fourth quarter of 2009 and the first quarter of 2010, leasehold improvements, and other fixed assets. The amortization of non-compete agreements entered into in connection with nightclub acquisitions is included in depreciation and amortization in the Unaudited Condensed Statement of Consolidated Operations. This expense of approximately $4,000 did not change from the same period in 2009.
Interest Expense
     Total interest expense decreased by approximately $208,000 or 22.7% and approximately $416,000 or 22.6% for the three and months ended June 30, 2010, respectively, compared to the same period in 2009. The interest expense decrease was a result of renegotiated related-party debt, prepayment of debt and the assignment of debt in connection with the sale of The Arizona real estate to Black Canyon Highway LLC (see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities”).
Income Tax Expense — Current
     The current portion of income tax expense of approximately $122,000 represents the portion of income taxes that are estimated to be payable for the six months ended June 30, 2010 as compared to $173,000 for the six months ended June 30, 2009. Current income tax for the quarter decreased by $51,000 from the prior year primarily due to the utilization of a net operating loss carryforward from 2009, increased tax credits, which were partially offset by separately filed state tax requirements.
Income Tax Expense — Deferred
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax expense for the six months ended June 30, 2010 was approximately $740,000 less than the same period in 2009, primarily due to the deferred tax benefit of the contingent indemnification claim.
Net Income (Loss) and Earnings Per Share
     Net income (loss) was approximately $(1,276,000) or $(0.07) per share of common stock and approximately $(612,000) or $(0.04) per share of common stock for the three months and six months ended June 30, 2010, respectively. This is a decrease of approximately $2,039,000 or $(0.11) for the three months ended June 30, 2010 and a decrease of approximately $2,028,000 or $(0.12) for the six months ended June 30, 2010, when compared to the same periods in 2009. The decrease was primarily attributable to the legal fees in the defense of Regale, and the related accrual of a $2,135,000 the contingent liability relating to the contingent indemnification claim (see Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities”) and the increase in salaries and wages because of the fee structure used to compensate entertainers and the accrual of an executive severance package. Net income before non-controlling interests decreased by approximately $2,032,000 and $2,035,000 for the three months and six months ended June 30, 2010, when compared to the same period in the prior year.
     The weighted average shares outstanding decreased by approximately 292,000 shares or 2.0% and approximately 320,000 shares or 2.0% for the three months and six months ended June 30, 2010 when compared to the same period in 2009. These decreases are due to the Company’s repurchase of certain shares of its common stock pursuant to the Company’s stock repurchase plan, as previously discussed in the Company’s current Report on form 8-K and cancellation the repurchased stock during the second quarter 2010. Due to the potential sale of the Company (see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Subsequent Events”) on July 21, 2010, the Company’s Board of Directors terminated it 10b5-1 plan and discontinued buying stock under the repurchase program.
Liquidity
     The amount of cash flow generated and the working capital needs of nightclub operations do not materially fluctuate and is predictable. We expect to meet our liquidity needs for the next year from existing cash balances and cash flows from operations. We intend to use our cash flows for principal and interest payments on debt, capital expenditures in certain clubs and repairs and maintenance.
     Our line of credit with Citywide Banks had $950,000 in borrowing availability as of June 30, 2010. With regard to our line of credit, the Company is required to comply with a loan covenant that requires the Company to have a net cash flow-to-debt service ratio greater than or equal to 1.2 to 1.0, calculated quarterly. As of June 30, 2010, the Company did not meet the covenant due to the accrual of the contingent indemnification claim relating to Regale, as more fully described in Note 8 to Notes to Unaudited Consolidated Condensed Financial Statements under “Commitments and Contingent Liabilities”. Citywide Banks has granted us a waiver for that covenant violation. The Company has received a preliminary approval from Citywide Banks to extend the maturity date on the Company’s line of credit from August 2011 to August 2012. We anticipate completing this extension in August 2010. On July 16, 2010, the Company sold the building which houses Jaguar’s Gold Club Fort Worth located in Fort Worth, Texas and all assets associated with the club as fully described in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Subsequent Events”. The purchase price paid at closing consisted of $1,000,000 in cash and 467,497 shares of the Company’s common stock, held by the Purchaser. The $1,000,000 in cash was used to prepay the 14% note payable to Sunshine Mortgage and the 467,497 shares of VCG’s common stock were cancelled.
     During the three months and six months ended June 30, 2010, the Company continued to be focused on using free cash flow to reduce debt and repurchase the Company’s common stock. Total Company debt for the six months ended June 30, 2010 was approximately $29,000,000; this is approximately $1,800,000 less than the total debt at December 31, 2009. The Company’s weighted average borrowing cost is 8.63% at June 30, 2010 compared to 8.64% at December 31, 2009.

Working Capital
     At June 30, 2010 and December 31, 2009, the Company had cash of approximately $2,655,000 and $2,677,000, respectively. Our total current assets were approximately $4,698,000 at June 30, 2010 and $4,884,000 at December 31, 2009. Current liabilities totaled approximately $10,347,000 at June 30, 2010 and $8,004,000 at December 31, 2009. The Company’s current liabilities exceed its current assets resulting in a negative working capital of approximately $5,649,000 at June 30, 2010 and $3,120,000 at December 31, 2009. The working capital deficit increased by approximately $2,529,000 during the six month period ended June 30, 2010 compared to the same period in 2009. This increase is primarily due to the accrual for the contingent indemnification claim of $2,135,000 as discussed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities”. Our requirement for working capital is not significant since we receive payment for food and beverage purchases in cash or credit cards at the time of the sale. We receive the cash revenue before we are required to pay our suppliers for these purchases.
     We have been able to satisfy our needs for working capital and capital expenditures through a combination of cash flow from club operations and debt. We believe that our existing cash and expected cash flow from operations will be sufficient to fund our operations and necessary capital expenditures and to service our debt obligations for the foreseeable future. If we are unable to achieve our planned revenues, costs and working capital objectives, we expect that we will have the ability to curtail stock repurchases and capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements in the upcoming year.
Capital Resources
     VCG stockholders’ equity was approximately $23,539,000 at June 30, 2010 and approximately $24,937,000 at December 31, 2009. The decrease of approximately $786,000 in paid-in capital was a result of repurchasing common stock and recording the quarterly stock option compensation expense. The remainder of the decrease in stockholders’ equity is due to the net loss for the six month ended June 30, 2010. Noncontrolling interests in consolidated partnerships totaled approximately $3,550,000 at June 30, 2010 and $3,528,000 at June 30, 2009.
     Net cash provided by operating activities was approximately $3,539,000 in the first six months of 2010 compared to approximately $3,493,000 for the same period 2009. The major non-cash activities for the six months ended June 30, 2010 were the provisions of depreciation of approximately $890,000 and compounded and unpaid interest on long-term debt of $123,000.
     Net cash used by investing activities totaled approximately $543,000 for the six months ended June 30, 2010. Additions to property and equipment for the first six months of 2010 includes approximately $248,000 in leasehold improvements, $102,000 in POS system expansion, slightly over $27,000 in equipment, furniture and fixtures of approximately $75,000, vehicle purchases of close to $75,000, of which $49,000 is an asset under capital lease, construction in progress for leasehold improvements of $63,000 and miscellaneous asset additions of $3,000. Investing activity increased for the six months ended June 30, 2010 compared to the same period in 2009, due to the installation of the POS systems in clubs located in Illinois and Kentucky and the vehicle purchases.
     Net cash used by financing activities was approximately $3,018,000 for the six months ended June 30, 2010. During the first half of 2010, we paid approximately $2,367,000 in debt and $220,000 in distributions to noncontrolling interests. We received $430,000 in proceeds from new debt during the six months ended June 30, 2010. In addition, we repurchased shares of our common stock for approximately $860,000.
     The following table reconciles net income or (loss) to EBITDA for the periods ended June 30, 2010 and 2009, respectively. EBITDA is normally a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is a non-U.S. GAAP calculation that is frequently used by our investors to measure operating results. EBITDA data is included because the Company understands that such information is considered by investors as an additional basis on evaluating our ability to pay interest, repay debt, and make capital expenditures. Management cautions that this EBITDA may not be comparable to similarly titled calculations reported by other companies. Because it is non-U.S. GAAP, EBITDA should not be considered an alternative to operating or net income in measuring company results.

	(unaudited)
	Three Months Ended		Six Months Ended
	June 30,
	2010	2009	2010	2009
Net Income (loss)	$(1,275,920)	$763,283	$(612,152)	$1,415,456
Add back:
Depreciation	438,785	429,913	890,023	851,023
Amortization of non-compete agreements	4,259	4,258	8,518	8,517
Amortization of leasehold rights and liabilities, net	(51,513)	(50,377)	(103,026)	(98,982)
Amortization of loan fees	17,249	41,560	34,497	121,903
Interest expense	689,636	914,947	1,392,901	1,843,803
Total income tax expense	(267,000)	418,000	107,000	898,000

EBITDA	$(444,504)	$2,521,584	$1,717,761	$5,039,720

Total Revenue	$14,286,832	$13,959,312	$28,096,639	$27,733,730
EBITDA as a percentage of revenue	*	18.1%	6.1%	18.2%

*	-	not meaningful
     Another non-U.S. GAAP financial measurement used by the investment community is free cash flow. The following table calculated free cash flow for the Company for the periods ended June 30, 2010 and 2009, respectively. We use free cash flow calculations as one method of cash management to anticipate available cash, but caution investors that this free cash flow calculation may not be comparable to similarly titled calculations reported by other companies. Because this is a non-U.S. GAAP measure, free cash flow should not be considered as an alternative to the consolidated statement of cash flows.

	(unaudited)
	Three Months Ended		Six Months Ended
	June 30,
	2010	2009	2010	2009
EBITDA	$(444,504)	$2,521,584	$1,717,761	$5,039,720
Less:
Interest expense	689,636	914,947	1,392,901	1,843,803
Current income tax	76,000	32,832	122,000	173,243
Capital expenditures	337,354	348,914	544,533	480,170

Free Cash Flow	$(1,547,494)	$1,224,891	$(341,673)	$2,542,504

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable to smaller reporting companies.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     As of June 30, 2010, our Chief Executive Officer and Acting Principal Financial Officer conducted evaluations regarding the effectiveness of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, as of June 30, 2010, the Certifying Officers have concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control Over Financial Reporting
     As part of the Company’s routine monitoring and evaluation of its internal control over financial reporting, the Company utilizes a third party consultant to test the Company’s internal controls and procedures. On March 21, 2010, following its monitoring of the closing of one of the Company’s nightclubs, the consultant informed the Company’s Chief Financial Officer that it believed a small amount of cash receipts from one of the nightclub’s cash registers was not being collected or recorded in accordance with the club’s recently installed POS system and the Company’s policies and procedures. The Company’s Audit Committee immediately conducted an investigation of this matter with the assistance of independent legal and forensic accounting advisors. The Audit Committee informed its independent registered public accounting firm, Causey Demgen & Moore Inc. (the “Auditor”), of the consultant’s findings and the results of the Audit Committee’s investigation. Neither the Company’s management, Audit Committee, nor the Auditor believes that there is a material weakness in the Company’s internal control over financial reporting as of March 31, 2010. However, the Company’s management concluded that the following significant deficiencies in the Company’s internal control over financial reporting existed as of March 31, 2010: (i) failure to collect and record certain cash receipts in accordance with the Company’s POS system and the Company’s policies and procedures; (ii) failure to record the expenditure of such cash receipts in accordance with the Company’s policies and procedures; and (iii) failure of management to prevent employees from engaging in such conduct after becoming aware of it. As of June 30, 2010, management believes it has fully remediated the significant deficiencies by the following: (i) changes in procedures which require more documentation and reconciliation of cash receipts and inventory and (ii) a quarterly signed attestation from all corporate employees, Area Directors and key club personnel as to a) whether or not the employee has any knowledge of business activity that is not in accordance with company policies and procedures, and b) knowledge of the Whistleblower Policy and how to report events.
     On June 11, 2010 the Chief Financial Officer left the company. Management does not believe that this change has adversely affected the Company’s internal controls.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Litigation
     Other than as set forth below, we are not aware of any pending legal proceedings against the Company, individually or in the aggregate, that would have a material adverse affect on our business, results of operations or financial condition.
Thee Dollhouse Productions Litigation
     On July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in District Court of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. The lawsuit alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale and misappropriated Mr. Peter’s purported trade secrets. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an Order granting Summary Judgment to VCG and dismissed Mr. Peter’s claims in their entirety. The Court found that as a matter of law, VCG did not tortiously interfere with Mr. Peters contract with Regale and further found that VCG did not misappropriate trade secrets. Mr. Peters did not appeal that ruling and as such, the federal proceedings have concluded.
     Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration in June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale filed a Motion to Stay Arbitration which was granted in part and denied in part, with the court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to the terms of the asset purchase agreement between Regale and RRC. The arbitration hearing was conducted between April 26 and 29, 2010. On June 28, 2010, the arbitration panel entered an award in favor of Thee Dollhouse N.C., Inc. and against Regale, Inc., awarding Thee Dollhouse N.C., Inc. damages in the amount of $2,102,476, plus costs of $32,390 for a total award of $2,134,866, plus interest at the North Carolina statutory rate. On July 14, 2010, Regale filed a Petition in the United

States District Court for the Eastern District of North Carolina challenging the award. No hearing or other dates have been set by the Court. The Company and Regale intend to vigorously pursue all available appeals of this award. As of June 30, 2010, the Company has accrued $2,135,000, which is reported in the Unaudited Condensed Consolidated Statements of Operations as Contingent Indemnification Claim.
Texas Patron Tax Litigation
     Beginning January 1, 2008, VCG’s Texas clubs became subject to a new state law requiring the Company to collect a five dollar surcharge for every club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the surcharge is an unconstitutional tax. On March 28, 2008, the Judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the U.S. Constitution and therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. Under Texas law, when cities or the State of Texas give notice of appeal, the State of Texas intervenes and suspends the judgment, including the injunction. Therefore, the judgment of the Travis County District Court cannot be enforced until the appeals are completed.
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
     The Company paid the tax for 2008 and the first three quarters of 2009 under protest and expensed the tax for such periods. For each quarter since December 31, 2009, the Company accrued the tax and filed the appropriate tax returns, but did not pay the State of Texas. As of June 30, 2010, the Company has approximately $231,000 in accrued but unpaid liabilities for this tax. The Company has paid approximately $401,000, under protest, to the State of Texas since the inception of this tax.
DOL Audit (PT’s Showclub)
     In October 2008, PT’s® Showclub in Louisville, Kentucky was required to conduct a self-audit of employee payroll by the Department of Labor (“DOL”). After an extensive self-audit, it was determined that (a) the club incorrectly paid certain employees for hours worked and minimum wage amounts and (b) the club incorrectly charged certain minimum wage employees for their uniforms. As a result, the DOL required that the club issue back pay and refund uniform expenses to qualified employees at a total cost of $14,439.
     In March 2009, VCG was placed under a similar nationwide DOL audit for all nightclub locations and its corporate office. All locations completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. A summary meeting was held with the DOL and Company counsel on March 19, 2010. The DOL presented its preliminary findings of violations. A meeting was held on May 20, 2010 in which DOL and Company counsel agreed to continue negotiations at a later date. The Company believes it has corrected all processes that resulted in the potential violations. This case is still in the investigatory state and no final determination can be made at this time of the outcome or any potential liability. After discussion with Company counsel on this case, the Company accrued $200,000 as of December 31, 2009, for potential wage/hour violations. This accrual and any estimate of potential liability have not changed as of June 30, 2010. The Company expects a resolution of this audit by August 30, 2010.
Internal Revenue Service Tip Audit
     The IRS audited PT’s® Showclub in Denver, Colorado for the fiscal years 2006, 2007 and 2008 to determine tip reporting compliance. Every business with customary tipping must report annually on Form 8027 the total sales from food and beverage operations, charge sales, total tips reported and charge tips reported. The audit was based upon Form 8027 to determine compliance with the amended Section 3121(q) of the Internal Revenue Code. The audit was conducted by an examining agent in Denver, Colorado in August and September 2009. The audit focused on the data reported on Form 8027 and the related underlying documentation. The agent also examined information contained in the daily sales packages generated by the club.

     The audit resulted in a determination that cash tips for that club were under-reported in the three years examined. The tax assessed as a result of this under-reporting was $61,500. Penalties and interest were not assessed. The IRS auditor indicated that all other Company clubs would be audited and recommended that a POS system should be installed in every club to ensure compliance with IRS regulations. Upon completion of this audit, the Company began an intensive self-audit for the three year period using the same procedures followed by the IRS agent. This resulted in the accrual of approximately $207,000 to cover the estimated liability as of December 31, 2009. Subsequent discussions with the IRS agent removed fiscal 2006 from the audit period, replacing that year with fiscal 2009. The Company submitted workpapers prepared for the self-assessment to the IRS agent for fiscal 2007, 2008 and 2009.
     The agent accepted these workpapers to determine the ultimate tip reporting rate by club. The IRS completed the tip audit and review of Forms 8027 for all clubs in April 2010. The final liability assessed by the IRS for all clubs totaled approximately $151,000 and was paid in June 2010. The Company has received notification from the IRS that this matter is closed. As of March 31, 2010, the Company reversed its over-accrual of $56,000.
Texas Sales Tax Audit
     The Texas Comptroller’s Office is conducting a sales and use tax audit of Manana Entertainment, Inc., the entity operating Jaguar’s Gold Club in Dallas, Texas, for the time period beginning with the club’s acquisition in April 2008 and ending in November 2009. The audit commenced in March 2010. The primary focus of the audit is the taxability of revenue received by Manana Entertainment, Inc. with respect to independent contractor entertainer fees, credit card sales of dance dollars and use tax.
     In July 2010, the Company received notice from the Texas Comptroller’s Office that the audit period would be extended to include the period of October 1, 2006 to April 1, 2008, which period per-dates the Company’s ownership of the club. Under the purchase agreement under which the Company acquired the club, the Company is fully indemnified by the seller for any liability arising for the additional period.
     The audit is incomplete; however, the Company accrued approximately $107,000 at March 31, 2010 of additional sales taxes for the period from the club’s acquisition in April 2008 through November 2009 and an additional $4,000 at June 30, 2010. Management intends to vigorously defend the sales tax returns that is has previously filed during the audit period in this administrative and any judicial review process, if necessary.
Litigation Associated with the Proposed Going Private Transaction
     The four pending lawsuits related to the proposed going private transactions have been dismissed.
     The Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes that any adverse or positive outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.
Item 1A. Risk Factors.
     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and during the six months ended June 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     As previously announced, the Board of Directors of the Company adopted a stock repurchase program on July 26, 2007 pursuant to which the Company may repurchase up to the lesser of (a) 1,600,000 shares of its common stock, par value $0.001 (the “Common Stock”), or (b) an aggregate of $10,000,000 of Common Stock (the “Repurchase Program”). On September 29, 2008, the Company’s

Board of Directors authorized the Company’s Executive Committee to repurchase, in its discretion, up to an aggregate of $1,000,000 of Common Stock pursuant to the Repurchase Program. On January 9, 2009, the Company’s Board of Directors authorized the Company’s Executive Committee to repurchase, in its discretion, up to an additional aggregate of $1,000,000 of Common Stock pursuant to the Repurchase Program. Further, on April 30, 2010 the Company’s Board of Directors authorized the Company’s Executive Committee to repurchase, in its discretion, up to an additional aggregate of $1,000,000 of Common Stock pursuant to the Repurchase Program (for a total amount of $3,000,000 of authorized purchases under the Repurchase Program).
     During the second quarter ended June 30, 2010, the Company repurchased an aggregate of 1,313,925 shares of Common Stock for an aggregate purchase price of $2,805,869 since the inception of the Repurchase Program. As a result, as of June 30, 2010, up to 286,075 shares of Common Stock or shares of Common Stock with an aggregate purchase price of approximately $7,194,131 (whichever is less) remain available for repurchase under the Repurchase Program. The Company’s Executive Committee has the authority to purchase shares of Common Stock with an aggregate purchase price of up to approximately $194,131 pursuant to the Board of Director’s September 2008, January 2009 and April 2010 authorizations under the Repurchase Program. Due to the potential sale of the Company (see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Subsequent Events”) on July 21, 2010, the Company’s Board of Directors terminated it 10b5-1 plan and discontinued buying stock.
     The following table provides additional information about the Company’s purchases under the Repurchase Program for the second quarter ended June 30, 2010:

Maximum Number
(or Approximate
				Total Number of	Dollar Value) of
				Shares Purchased as	Shares that May Yet
				Part of Publicly	Be Purchased under
	Total Number of		Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased(1)		per Share	Programs(1)	Programs
June 1 to 30, 2010	505,519	(2)	$1.699	505,519 (2)	286,075 shares or $7,194,131

Total	505,519	(2)	$1.699	505,519 (2)	286,075 shares or $7,194,131

(1)	Unless noted, the Company made all repurchases in the open market.

(2)	Of these repurchases, the Company purchased 35,799 shares of Common Stock in the open market, 225,120 shares of Common Stock in a private transaction, and 244,600 shares of Common Stock in a block transaction.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. [Removed and Reserved].
     None.
Item 5. Other Information.
Third Party Debt Prepayments
     On July 10, 2010, the Company prepaid a loan from an individual in the amount of $1,142,000 with interest payable at 10%. The note was collateralized by the general assets of the Company, the cash flow and 100% stock in Manana Entertainment, Inc. The maturity date was November 10, 2010.
     On July 15, 2010, the Company prepaid a loan from an individual in the amount of $100,000. The note was unsecured and interest at 10%. The maturity date was February 15, 2012.

Sale of Golden Productions JGC Fort Worth, LLC Assets
     On July 16, 2010, the Company sold the building which houses Jaguar’s Gold Club Fort Worth located in Fort Worth, Texas (the “Club”) and all assets associated with the Club, excluding cash, to RCI Entertainment (Fort Worth), Inc., a Texas corporation and wholly owned subsidiary of Rick’s Cabaret International, Inc. (“the Purchaser”). The sale of the Club to the Purchaser did not include the real property upon which the Club is located. In connection with the sale and as a condition to closing, the Company entered into a Lease Termination Agreement with its landlord, Bryan S. Foster (“Foster”), an individual and owner of the real property. In addition and in connection with the Purchase Agreement, Foster and the Purchaser executed a new ground lease agreement. The Purchase Agreement contained ordinary and customary provisions for agreements of this nature, such as representations, warranties, covenants and indemnification obligations. In accordance with the Purchase Agreement, all applicable licenses and permits required to operate the Club were transferred to the Purchaser at closing.
     The purchase price paid at closing consisted of $1,000,000 in cash and the transfer from the Purchaser to the Company of 467,497 shares of the Company’s common stock (“Common Stock”) held by the Purchaser. The Common Stock was valued at the closing price on July 16, 2010 of $1.70 per share, for a total purchase price of $1,794,745. The Company realized a book gain of approximately $821,000 in July 2010 upon the closing of the sale. The $1,000,000 in cash was used to prepay the 14% note payable to Sunshine Mortgage and the 467,497 shares of VCG’s common stock were cancelled.
     Shortly after the Company’s acquisition of the Club in September 2007, Ft. Worth enacted a smoking ban that significantly reduced customer volume, sales and profits. The Texas Patron tax went into effect on January 1, 2008, which increased the costs of operating the Club. The Company sold the Club because it was not meeting financial targets and the impact of selling it will improve total Company financial performance going forward. The carrying amounts as of June 30, 2010 and December 31, 2009 of assets sold and liabilities terminated are as follows:

	(unaudited)
	June 30, 2010	December 31, 2009
Inventories	$4,891	$6,129
Property and equipment, net	1,881,488	1,937,283
Licenses, net	582,000	582,000
Non-compete agreements, net	1,380	1,898

Total Assets to be Sold	2,469,759	2,527,310
Unfavorable lease rights	1,350,594	1,380,996
Deferred rent	133,952	107,161

Total Liabilities to be Terminated	1,484,546	1,488,157

Assets Sold, Net of Liabilities Terminated	$985,213	$1,039,153

Potential Sale of the Company
     On July 20, 2010, the Company received a non-binding proposal (the “Proposal”) from Family Dog, LLC (“Purchaser”), an entity affiliated with the Company’s Chairman and Chief Executive Officer, Troy Lowrie, and Lowrie Management, LLLP to acquire all of the outstanding common stock of the Company (other than the shares held by Purchaser, its affiliates and certain other investors) for $2.10 per share in cash (the “Acquisition”). The Proposal contemplates that the Company would no longer be a public reporting or trading company following the closing of the Acquisition. On July 21, 2010, the Company’s Board of Directors formed a Special Committee consisting solely of directors who are independent under the NASDAQ independence rules to review and evaluate the Proposal, recommend to the Company’s Board of Directors whether to approve or decline the Proposal and evaluate the Company’s alternatives to the Proposal. The members of the Special Committee are George Sawicki, Carolyn Romero and David Levine. The Proposal is subject to the approval of the Special Committee, the Company’s Board of Directors and the Company’s stockholders. The Special Committee retained North Point Advisors LLC (“North Point”) to serve as financial advisor to the Special Committee. In its capacity as financial advisor, North Point will assist the Special Committee in evaluating the Proposal and alternative thereto. In addition to retaining North Point as its financial advisor, the Special Committee retained Faegre & Benson LLP to serve as legal counsel to the Special Committee.

     On August 4, 2010, Lowrie notified the Special Committee that in order to allow sufficient time to consider and review the Proposal, the expiration of the Proposal has been extended to 7:00 p.m. (Mountain Standard Time) on August 20, 2010. No assurance can be given that an agreement on terms satisfactory to the Special Committee or the Board of Directors will be entered into or consummated by the Company with respect to the Proposal or any other transaction.
Item 6. Exhibits.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of VCG Holding Corp. (1)

31.2	Rule 13a-14(a) Certification of Principal Financial Officer of VCG Holding Corp. (1)

32.1	Section 1350 Certifications (1)

(1)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VCG HOLDING CORP.
Date: August 10, 2010	By:	/s/ Troy Lowrie
Troy Lowrie
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Troy Lowrie
Troy Lowrie
Acting Principal Financial Officer