Form 10-Q
period 2010-09-30
VCG HOLDING CORP
filed 2010-11-12
CIK 1172852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2010
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
(Address of principal executive offices) (Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
     As of November 11, 2010, there were 16,292,071 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VCG HOLDING CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
	September 30,	December 31,
	2010	2009
Assets

Current Assets

Cash	$2,384,073	$2,677,440

Other receivables	229,833	254,333

Income taxes receivable	142,568	594,720

Inventories	862,514	920,192

Prepaid expenses	656,636	354,730

Current portion of deferred income tax asset	28,400	76,920

Assets of business held for sale	-	2,519,962

Total Current Assets	4,304,024	7,398,297

Property and equipment, net	20,643,975	21,016,179

Non-compete agreements, net	10,500	22,000

Trade names	452,000	452,000

Licenses, net	34,140,721	34,252,018

Goodwill, net	2,279,045	2,279,045

Favorable lease rights, net	1,594,067	1,647,968

Other long-term assets	214,840	241,993

Non-current portion of deferred income tax asset	3,348,490	3,841,673

Total Assets	$66,987,662	$71,151,173

Liabilities and Equity

Current Liabilities

Accounts payable — trade	$1,121,886	$1,750,940

Accrued expenses	4,642,962	1,930,049

Income taxes payable	26,956	67,917

Deferred revenue	104,700	110,010

Current portion of unfavorable lease rights	217,272	217,116

Current portion of long-term debt and capital lease	6,953,893	3,805,277

Current portion of long-term debt, related party	7,427	62,067

Liabilities of business held for sale	-	1,488,157

Total Current Liabilities	13,075,096	9,431,533

Long-Term Liabilities

Capital lease, net of current portion	38,331	-

Deferred rent	1,990,242	1,521,140

Unfavorable lease rights, net of current portion	4,672,938	4,835,931

Long-term debt, net of current portion	11,941,524	19,751,021

Long-term debt, related party, net of current portion	7,096,619	7,129,018

Total Long-Term Liabilities	25,739,654	33,237,110

Commitments and Contingent Liabilities (Note 9)

Equity

Common stock $.0001 par value; 50,000,000 shares authorized;16,292,071 (2010) and 17,310,723 (2009) shares issued and outstanding	1,629	1,731

Additional paid-in capital	50,312,458	51,932,082

Accumulated deficit	(25,690,527)	(26,996,863)

Total VCG Stockholders’ Equity	24,623,560	24,936,950

Noncontrolling interests in consolidated partnerships	3,549,352	3,545,580

Total Equity	28,172,912	28,482,530

Total Liabilities and Equity	$66,987,662	$71,151,173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,
	2010	2009	2010	2009
Revenue:

Sales of alcoholic beverages	$5,387,645	$5,708,126	$16,027,165	$17,434,580

Sales of food and merchandise	489,197	447,336	1,509,420	1,370,706

Service revenue	7,723,924	6,448,750	21,822,139	19,146,956

Other income	783,420	804,461	2,335,182	2,260,070

Total Revenue	14,384,186	13,408,673	41,693,906	40,212,312

Operating Expenses:

Cost of goods sold	1,505,342	1,438,489	4,540,244	4,410,656

Salaries and wages	3,985,303	3,489,669	11,779,614	10,299,234

Impairment of building and land	-	-	-	268,000

Contingent indemnification claim	-	-	2,135,000	-

Other general and administrative:

Taxes, permits and licenses	740,395	1,152,838	2,345,866	2,699,480

Charge card and bank fees	189,909	188,352	537,311	593,736

Rent	1,480,475	1,385,492	4,369,882	4,153,523

Legal fees	307,160	188,651	1,236,619	869,171

Other professional fees	553,969	704,737	1,945,703	2,062,041

Advisory fees related to change in control proposals	121,629	-	136,766	-

Advertising and marketing	645,320	653,170	1,955,019	1,935,202

Insurance	409,023	435,374	1,324,195	1,218,718

Utilities	278,253	268,851	748,649	754,679

Repairs and maintenance	276,831	240,291	814,902	806,142

Other	868,197	882,048	2,742,326	2,676,090

Depreciation and amortization	427,449	393,918	1,264,971	1,194,377

Total Operating Expenses	11,789,255	11,421,880	37,877,067	33,941,049

Income from Operations	2,594,931	1,986,793	3,816,839	6,271,263

Other Income (Expenses):

Interest expense	(512,802)	(695,441)	(1,579,626)	(2,151,699)

Interest expense, related party	(181,126)	(142,522)	(541,700)	(530,067)

Interest income	1,181	4,500	5,407	4,572

Gain (loss) on sale of assets	2,701	(68,784)	1,025	(57,363)

Total Other Income (Expenses)	(690,046)	(902,247)	(2,114,894)	(2,734,557)

Income From Continuing Operations Before Income Taxes	1,904,885	1,084,546	1,701,945	3,536,706

Income tax expense (benefit) — current	(21,900)	(92,189)	100,100	81,054

Income tax expense — deferred	399,348	417,435	411,000	1,110,101

Total Income Taxes	377,448	325,246	511,100	1,191,155

Income From Continuing Operations	1,527,437	759,300	1,190,845	2,345,551

Income From Discontinued Operations, Net of Income Taxes	523,646	35,770	472,812	96,974

Profit of Consolidated and Affiliated Companies	2,051,083	795,070	1,663,657	2,442,525

Less Net Income Attributable to Noncontrolling Interests	(132,601)	(162,843)	(357,321)	(394,842)

Net Income Attributable to VCG	$1,918,482	$632,227	$1,306,336	$2,047,683

Earnings Per Share

Continuing Operations:

Basic and fully diluted income per share attributable to VCG’s stockholders	$0.09	$0.03	$0.05	$0.11

Discontinued Operations:

Basic and fully diluted income per share attributable to VCG’s stockholders	$0.03	$-	$0.03	$0.01

Net Income Attributable to VCG Stockholders	$0.12	$0.04	$0.08	$0.12

Basic and fully diluted weighted average shares outstanding	16,371,444	17,440,835	16,979,127	17,552,034
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

					Noncontrolling
			Additional		Interests in	Total
	Common Stock		Paid-in	Accumulated	Consolidated	Stockholders’
	Shares	Amount	Capital	Deficit	Partnerships	Equity
Balances, December 31, 2009	17,310,723	$1,731	$51,932,082	$(26,996,863)	$3,545,580	28,482,530

Amortization of stock-based compensation	-	-	110,262	-	-	110,262

Repurchase of common stock	(551,155)	(55)	(935,188)	-	-	(935,243)

Common stock received as consideration for club sale	(467,497)	(47)	(794,698)			(794,745)

Net income for the nine months ended September 30, 2010	-	-	-	1,306,336	357,321	1,663,657

Distributions paid to noncontrolling interests	-	-	-	-	(353,549)	(353,549)

Balances, September 30, 2010	16,292,071	$1,629	$50,312,458	$(25,690,527)	$3,549,352	$28,172,912

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Profit of consolidated and affiliated companies	$1,663,657	$2,442,525
Adjustments to reconcile profit of consolidated and affiliated companies to net cash provided by operating activities:
Impairment of building and land	-	268,000
Depreciation	1,319,110	1,270,503
Amortization of non-compete agreements	12,018	12,776
Amortization of leasehold rights and liabilities, net	(141,790)	(147,588)
Amortization of loan fees	48,413	174,524
Stock-based compensation expense	110,262	233,364
Deferred income taxes	653,000	1,026,470
(Gain) Loss on disposition of assets	(817,060)	57,364
Accrued interest added to long-term debt	125,913	132,230
Changes in operating assets and liabilities	2,763,612	(39,351)

Net cash provided by operating activities	5,737,135	5,430,817
Investing Activities
Proceeds from divestiture of a club	1,000,000	-
Additions to property and equipment	(838,372)	(602,111)
Deposits	18,740	-
Proceeds from sale of assets	3,000	252,973

Net cash provided (used) by investing activities	183,368	(349,138)
Financing Activities
Proceeds from debt	100,000	1,160,147
Payments on debt	(5,018,611)	(3,722,214)
Proceeds from related party debt	200,000	25,099
Payments on related party debt	(343,048)	(812,435)
Borrowing (payments) on revolving line of credit	180,000	(390,000)
Payment on capitalized leases	(3,419)	(19,111)
Loan fees paid	(40,000)	(78,725)
Repurchase of stock	(935,243)	(777,097)
Distributions to noncontrolling interests	(353,549)	(380,281)

Net cash used by financing activities	(6,213,870)	(4,994,617)

Net increase (decrease) in cash	(293,367)	87,062

Cash beginning of period	2,677,440	2,209,060

Cash end of period	$2,384,073	$2,296,122

Non-cash divestiture activities:

Common stock received as partial consideration for the Ft. Worth Club	$794,745	$-

Fair value of liabilities transferred to buyer	$-	$1,771,854

Issuance of note receivable to buyer	$-	$322,963

Non-cash investing and financing activities:

Acquisition of vehicle through capital lease	$49,577	$-
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Summary of Significant Accounting Policies
General
     In this report, references to “VCG Holding Corp.,” “VCG,” the “Company,” “its,” “we,” “us,” and “our” refer to VCG Holding Corp. and its subsidiaries.
     We are in the business of acquiring, owning and operating nightclubs, which provide premium quality live adult entertainment, restaurant, and beverage services in an up-scale environment. As of September 30, 2010, the Company, through its subsidiaries, owns and operates nineteen nightclubs in Indiana, Illinois, Colorado, Texas, North Carolina, Minnesota, Kentucky, Maine, Florida, and California. The Company operates in one reportable segment.
Basis of Presentation
     The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared by the Company. In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements contain all adjustments (consisting of only normal recurring accruals) which are necessary for fair presentation of the condensed consolidated financial position as of September 30, 2010, and the condensed consolidated results of operations and condensed consolidated cash flows for the periods ended September 30, 2010 and 2009.
     The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”).
     The Unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Quarterly Reports on Form 10-Q and accordingly do not include all footnote disclosures that would normally be included in financial statements prepared in accordance with U.S. GAAP. However, the Company believes that the disclosures presented are adequate to ensure that the information presented is not misleading. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other information filed with the SEC.
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
Consolidation of Variable Interest Entities
     During 2007, the Company became the 0.01% General Partner of 4th Street Limited Partnership LLLP (“4th Street”), a limited liability limited partnership that owns a building in Minneapolis, MN that is rented by the Minneapolis nightclub operated by the Company. The land and building, which had a net book value of approximately $2,792,000 at September 30, 2010 and $2,844,000 at December 31, 2009, represent the only assets held by 4th Street. The lease term is for 17 years. The majority of the 99.99% limited partner interests are held by related parties of the Company, including stockholders, directors and holders of Company debt (in the form of promissory notes). Under the terms of the 4th Street partnership agreement, profits and losses and cash flows are allocated between the General and the Limited Partners based on their respective ownership percentages.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
     The Company has considered the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) and has determined the following:
•	the Limited Partners have very limited rights with respect to the management and control of 4th Street;

•	the Company is the General Partner; and therefore, has control of 4th Street;

•	the Company is the primary beneficiary;

•	the Company has determined that 4th Street is a variable interest entity; and

•	therefore, the Company has consolidated 4th Street’s assets and included its equity as noncontrolling interest on the condensed consolidated balance sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited).
     The Company has reviewed the provisions of FASB ASC Topic 360-20, Real Estate Sales as it relates to accounting for the noncontrolling interest attributable to the Limited Partners and has determined that the interest should not be accounted for using the financing method.
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
Income Taxes
     Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Penalties, if any, related to unrecognized liabilities are in other general and administrative on the Unaudited Condensed Consolidated Statement of Income. Interest expense, if any, related to uncertain tax liabilities is recorded in interest expense on the accompanying Unaudited Condensed Consolidated Statements of Income.
Earnings per Share
     In accordance with FASB ASC Topic 260, Earnings per Share, basic earnings per share is computed by dividing net income attributable to shares of the Company’s common stock (the “Common Stock”) by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to shares of Common Stock by the weighted average number of shares of Common Stock outstanding during the period plus the incremental shares of Common Stock issuable upon the exercise of stock options and warrants, to the extent that the latter shares are dilutive.
     The following table sets forth the computation of basic and diluted weighted average shares outstanding:

	(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,
	2010	2009	2010	2009
Net income attributable to VCG	$1,918,482	$632,227	$1,306,336	$2,047,683

Basic weighted average shares outstanding	16,371,444	17,440,835	16,979,127	17,552,034

Effect of dilutive securities:

Stock options and warrants	-	-	-	-

Basic and dilutive weighted average shares outstanding	16,371,444	17,440,835	16,979,127	17,552,034

Basic and diluted earnings per share	$0.12	$0.04	$0.08	$0.12

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
     The Company has excluded options to purchase 231,500 and 280,500 shares of Common Stock from its calculation of the effect of dilutive securities in the three and nine months ended September 2010 and 2009, respectively, as they represent anti-dilutive stock options. In 2009, the Company excluded warrants exercisable into 325,376 shares of Common Stock from its calculation of the effect of dilutive securities as they represent anti-dilutive warrants. The exercise prices of these stock options and warrants were substantially above the market price of the Common Stock during each period.
Noncontrolling Interest in Consolidated Partnerships
     The change in the carrying amount for noncontrolling interests in consolidated partnerships is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at Beginning of Period	$3,550,261	$3,528,389	$3,545,580	$3,560,474

Net Income attributable to Noncontrolling interests	132,601	162,843	357,321	394,842

Distributions paid to noncontrolling interests	(133,510)	(116,197)	(353,549)	(380,281)

Balance at End of Period	$3,549,352	$3,575,035	$3,549,352	$3,575,035

Reclassifications
     Certain and significant prior year amounts have been reclassified to conform to the current period presentation.
2. Recently Issued Accounting Standards
     In September 2010, the SEC issued Release 33-9142 which amended the SEC’s rules and forms to remove the requirement for issuers that are neither accelerated filers nor large accelerated filers to obtain an auditor attestation report on internal control over financial reporting. Therefore, smaller reporting companies such as VCG will not need their auditors to test internal controls; however, management will still need to do its assessment for the year ended December 31, 2010. Although VCG obtained an audit opinion on the Company’s internal controls over financial reporting for the year ended December 31, 2009, we do not plan on obtaining the opinion for the year ended December 31, 2010 due to this change in the requirement.
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
     In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides clarification about Topic 810 (previously Statement of Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51) and clarifies that the de-recognition provisions of Topic 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This update is effective for the first reporting period beginning after December 15, 2009. The Company adopted this update effective January 1, 2010, and it did not have a significant impact on the Unaudited Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
     In December 2009, the FASB issued ASU 2009-17, Consolidation (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update amends Topic 810 and is a result of SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. This standard did not have a significant impact on the Unaudited Condensed Consolidated Financial Statements when it was adopted on January 1, 2010.
3. Discontinued Operations
     On July 16, 2010, the Company completed the sale of substantially all of the assets of Golden Productions JGC Fort Worth, LLC, consisting of the club Jaguar’s Gold Club in Ft. Worth, Texas (“the Ft. Worth Club”), to RCI Entertainment (Fort Worth), Inc., a Texas corporation and wholly owned subsidiary of Rick’s Cabaret International, Inc. (“Rick’s”). This sale consisted of substantially all of the assets associated with the Ft. Worth Club, excluding cash and the real property upon which the Ft. Worth Club is located. In connection with the sale, the Company entered into a lease termination agreement with its landlord. The landlord then executed a new ground lease agreement with Rick’s. All applicable licenses and permits required to operate the Ft. Worth Club were transferred to Rick’s at closing.
     The purchase price paid at closing consisted of $1,000,000 in cash and the transfer from Rick’s to the Company of 467,497 shares of Common Stock held by Rick’s. The Common Stock was valued at the closing price on July 16, 2010 of $1.70 per share, for a total purchase price of $1,794,745. The $1,000,000 in cash was used to prepay a portion of the 14% note payable to Sunshine Mortgage and the 467,497 shares of Common Stock were cancelled. The Company realized a pre-tax book gain of $816,035 in July 2010 upon the closing of the sale.
     Shortly after the Company’s acquisition of the Ft. Worth Club in September 2007, Ft. Worth enacted a smoking ban that significantly reduced customer volume, sales and profits. The Texas Patron Tax went into effect on January 1, 2008, which increased the costs of operating the Ft. Worth Club. The Company sold the Ft. Worth Club because it was not meeting financial targets and the impact of selling it will improve total Company financial performance going forward. In accordance with authoritative accounting guidance for reporting discontinued operations, the financial results of its Ft. Worth Club are now presented as discontinued operations for all periods in the Condensed Consolidated Financial Statements.
     Operating results of discontinued operations are as follows:

	(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,
	2010	2009	2010	2009
Revenue	$56,229	$480,255	$843,139	$1,410,337

Cost of goods sold	1,671	13,154	22,243	34,318

Salaries and wages	24,266	121,750	243,142	338,320
Other general and administrative expenses	45,445	276,209	639,775	844,052
Depreciation and amortization	2,684	14,618	33,302	45,828

Total operating expenses	74,066	425,731	938,462	1,262,518
Gain on sale of business	816,035	-	816,035	-

Income from discontinued operations before income taxes	798,198	54,524	720,712	147,819

Income tax expense - current	5,900	5,900	5,900	5,900

Income tax expense - deferred	268,652	12,854	242,000	44,945

Income tax expense	274,552	18,754	247,900	50,845

Income from discontinued operations, net of income taxes	$523,646	$35,770	$472,812	$96,974

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Assets and liabilities of business held for sale consist of the following:

December 31, 2009
Inventories	$6,129
Property and equipment, net	1,929,935
Non-compete agreement, net	1,898
Licenses, net	582,000

Assets of business held for sale	$2,519,962

Unfavorable lease rights, net	$1,380,996
Deferred rent	107,161

Liabilities of business held for sale	$1,488,157

4. Inventories
     Inventories consist of beverages, food, tobacco products and merchandise. All are valued at the lower of cost or market.

	(unaudited)
	September 30,	December 31,
	2010	2009
Food and beverage	$766,106	$820,534

Tobacco and merchandise	96,408	99,658

Total Inventories	$862,514	$920,192

5. Property and Equipment
     Property and equipment, net consisted of the following:

	(unaudited)
	September 30,	December 31,
	2010	2009
Land	$500,000	$500,000

Buildings	9,362,143	9,362,143

Leasehold improvements	11,419,845	11,021,103

Software, computers, and equipment	3,360,128	3,082,474

Vehicles	340,494	269,503

Signs	311,239	308,819

Furniture and fixtures	2,019,721	1,911,270

Assets to be placed in service	182,851	168,245

	27,496,421	26,623,557

Less accumulated depreciation	(6,852,446)	(5,607,378)

Property and equipment, net	$20,643,975	$21,016,179

     Depreciation expense from continuing operations was $423,949 and $389,918 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009 the depreciation expense from continuing operations was $1,253,471 and $1,182,377, respectively.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
     In May 2010, the Company entered into a capital lease for a vehicle in the amount of $48,977. The accumulated amortization of the vehicle amounted to $2,134 for the three month period and $3,213 for the nine month period ended September 30, 2010, which is included.
6. Goodwill and Intangible Assets
     The change in the carrying amount of goodwill and intangible assets from December 31, 2009 to September 30, 2010, was as follows:

	Goodwill	Licenses	Trade Names	Total
Balance at December 31, 2009	$2,279,045	$34,252,018	$452,000	$36,983,063

Amortization of “component 2” goodwill for stock purchase	-	(111,297)	-	(111,297)

Balance at September 30, 2010 (unaudited)	$2,279,045	$34,140,721	$452,000	$36,871,766

     There is no amortization of trade names or licenses, except for the component 2 amortization described above, as they have been determined to have indefinite lives. Amortization of non-compete agreements from continuing operations was $3,500 and $4,000 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009 the amortization of non-compete agreements from continuing operations was $11,500 and $12,000, respectively.
     The ongoing uncertainty in general and economic conditions may impact the Company’s business, as well as the market price of the Common Stock. This could negatively impact the Company’s future operating performances, cash flow, and/or stock price resulting in additional goodwill and/or intangible asset impairment charges being recorded in future periods, which could materially impact the Unaudited Condensed Consolidated Financial Statements. If revenue and net income are flat or decline, there is a risk that the Company may be forced to make an additional impairment adjustment to intangible assets at the next impairment test date of December 31, 2010. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity. There was no impairment of goodwill and intangible assets during the nine months ended September 30, 2010 and 2009, respectively.
7. Long-Term Debt
Long-Term Debt with Related Parties
     On September 29, 2010, the Company prepaid a loan from the President and Chief Operating Officer in the amount of $100,000 with interest payable at 10%. The loan was not collateralized. The maturity date was April 1, 2012.
Long-Term Debt with Third Parties
     On August 10, 2010, the Company finalized the extension of its revolving line of credit with Citywide Banks. The maturity date has been extended from August 15, 2011 until August 15, 2012. All other terms remain unchanged. The maximum available principal amount is $4,000,000 and borrowings bear interest at a variable interest rate calculated based on the Prime Rate as published in the Wall Street Journal, subject to change daily with a floor of 6%. The Company makes monthly payments based on the principal amount outstanding. As of September 30, 2010, the Company owes $2,900,000 under the revolving line of credit. There are multiple borrowers under the revolving line of credit, including the Company and Lowrie Management LLLP (“Lowrie LLLP”), an entity controlled and majority owned by the Company’s Chairman of the Board and Chief Operating Officer, Troy Lowrie. Mr. Lowrie is guaranteeing the obligations under the revolving line of credit. The revolving line of credit is collateralized with shares of Common Stock owned by Lowrie LLLP, a whole life insurance policy on the life of Troy Lowrie, plus the P&A Select Strategy Fund, LP and the P&A Multi-Sector Fund II, LP, owned by Lowrie LLLP.
     The terms of the revolving line of credit requires the Company to have a net cash flow-to-debt service ratio greater than or equal to 1.2 to 1.0, calculated quarterly. The Company met the covenant as of September 30, 2010.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Future Maturities of Debt
     The following table shows required future maturities of related party and third party long-term debt and the capital lease as of September 30, 2010.

For the Calendar Years Ending December 31,
Remaining in 2010	2011	2012	2013	2014	Thereafter	Total
$1,249,620	$9,788,797	$10,766,552	$3,005,276	$1,218,626	$8,924	$26,037,795
8. Income Taxes
     Income tax expense was $377,448 and $325,246 for the three months ended September 30, 2010 and 2009, respectively. The total income taxes in the quarter are based on estimates for separately filed state tax liabilities in the amount of $(21,900) and deferred tax expense of $399,348, primarily a result of the sale of the Ft. Worth Club. Total income tax expense was $511,100 and $1,191,155 for the nine months ended September 30, 2010 and 2009, respectively. The total income tax expense for the nine months ended September 30, 2010 consists of $100,100 for estimated state tax expense and a deferred income tax expense of $411,000. At September 30, 2010, the Company’s net operating loss carryforward is approximately $2,555,000 and the estimated tax credit carryforward is approximately $1,070,000, both of which expire beginning in 2029. The standard effective tax rate for federal and state taxes is 39%, however, the Company analyzes the effective rate based on projected income, net operating loss carryforward and tax credits generated but not used to determine the effective rate applied of 28.0% plus estimated state taxes for separately filed states based on the statutory rate for each jurisdiction.
     Income tax expense for all periods presented for the Ft. Worth Club has been reclassified to Discontinued Operations (see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Discontinued Operations”).
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
9. Commitments and Contingent Liabilities
Thee Dollhouse Productions Litigation
     On July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in the District Court of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. The lawsuit alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale and misappropriated Mr. Peter’s purported trade secrets. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an order granting summary judgment to VCG and dismissed Mr. Peter’s claims in their entirety. The court found that as a matter of law, VCG did not tortiously interfere with Mr. Peter’s contract with Regale and further found that VCG did not misappropriate trade secrets. Mr. Peters did not appeal that ruling and as such, the federal proceedings have concluded.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
     Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration in June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale filed a Motion to Stay Arbitration which was granted in part and denied in part, with the court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to the terms of the asset purchase agreement between Regale and RRC. The arbitration hearing was conducted between April 26 and 29, 2010. On June 28, 2010, the arbitration panel entered an award in favor of Thee Dollhouse N.C., Inc. and against Regale, Inc., awarding Thee Dollhouse N.C., Inc. damages in the amount of $2,102,476, plus costs of $32,390 for a total award of $2,134,866, plus interest at the North Carolina statutory rate. On July 14, 2010, Regale filed a petition in the United States District Court for the Eastern District of North Carolina challenging the award. Dollhouse N.C. and Mr. Peter have petitioned to confirm the arbitration award. All briefing has been completed and the matters are now under submission with the Court. It is presently unknown when the Court will rule. The Company and Regale presently intend to vigorously pursue all available appeals of this award. As of September 30, 2010, the Company has accrued $2,135,000, which is reported in the Unaudited Condensed Consolidated Statements of Income as Contingent Indemnification Claim. The Company is accruing interest on this potential liability.
Texas Patron Tax Litigation
     Beginning January 1, 2008, VCG’s Texas clubs became subject to a new state law requiring the Company to collect a five dollar surcharge for every club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the surcharge is an unconstitutional tax. On March 28, 2008, the judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the U.S. Constitution and therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. Under Texas law, when cities or the State of Texas give notice of appeal, the State of Texas intervenes and suspends the judgment, including the injunction. Therefore, the judgment of the District Court of Travis County cannot be enforced until the appeals are completed.
     The Company has filed a lawsuit to demand repayment of the paid taxes. On June 5, 2009, the Texas Third Court of Appeals (serving the Austin, Texas area) affirmed the District Court’s judgment that the Sexually Oriented Business Tax violated the First Amendment to the U.S. Constitution. The State of Texas appealed the Court of Appeals ruling to the Texas Supreme Court. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits. The State’s brief was filed on September 25, 2009, and the Texas Entertainment Association’s brief was filed on October 15, 2009. On February 12, 2010, the Texas Supreme Court granted the State’s Petition for Review. Oral arguments of the case were heard on March 25, 2010, and the parties are currently awaiting a decision by the Texas Supreme Court.
The Company paid the tax for 2008 and the first three quarters of 2009 under protest and expensed the tax for such periods. For each quarter since December 31, 2009, the Company accrued the tax and filed the appropriate tax returns, but did not pay the State of Texas. As of September 30, 2010, the Company has approximately $271,000 in accrued but unpaid liabilities for this tax. The Company has paid approximately $401,000, under protest, to the State of Texas since the inception of this tax.
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

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
     In March 2009, VCG was placed under a similar nationwide DOL audit for all nightclub locations and its corporate office. All locations completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. A summary meeting was held with the DOL and Company counsel on March 19, 2010. The DOL presented its preliminary findings of violations. A meeting was held on May 20, 2010 in which DOL and Company counsel agreed to continue negotiations at a later date. The Company believes it has corrected all processes that resulted in the potential violations. This case is still in the investigatory state and no final determination can be made at this time of the outcome or any potential liability. After discussion with Company counsel on this case, the Company accrued $200,000 as of December 31, 2009, for potential wage/hour violations. This accrual and any estimate of potential liability have not changed as of September 30, 2010. The Company expected a resolution of this audit by August 30, 2010, but with the DOL administrative change in investigators, the settlement negotiation has now been extended. The Company expects to have a resolution by November 30, 2010.
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
     In July 2010, the Company received notice from the Texas Comptroller’s Office that the audit period would be extended to include the period of October 1, 2006 to April 1, 2008, which period pre-dates the Company’s ownership of the club. Under the purchase agreement under which the Company acquired the club, the Company is fully indemnified by the seller for any liability arising for the additional period.
     The audit is incomplete; however, the Company accrued approximately $107,000 at March 31, 2010 of additional sales taxes for the period from the club’s acquisition in April 2008 through November 2009, an additional $4,000 at June 30, 2010 and an additional $4,000 at September 30, 2010. Management intends to vigorously defend the sales tax returns that is has previously filed during the audit period in the administrative review process.
Litigation Associated with the Proposed Going Private Transaction
     On August 13, 2010, the Company received a complaint filed in Colorado state court, First Judicial District, Jefferson County District Court challenging the Proposal (as defined in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements). The complaint was filed by David Cohen, Timothy Cunningham, Gene Harris, Dean R. Jakubczak and William C. Steppacher, Jr. derivatively on behalf of the Company and as a class action on behalf of themselves and other similarly situated shareholders against Troy Lowrie, each of the individual members of the Company’s Board of Directors and the Company (as a nominal defendant). In the complaint, the plaintiffs allege, among other things, that the individual Directors breached their fiduciary duties under Colorado law and that Mr. Lowrie has conflicts of interest in connection with the Proposal. The plaintiffs seek, among other relief, certification of the lawsuit as a class action with the plaintiffs as class representatives, an injunction preventing the Company’s Board of Directors from accepting the Proposal, an order requiring the Directors to fulfill their fiduciary duties, an accounting of alleged damages if the Company’s Board of Directors accepts the Proposal and an award of the plaintiffs’ attorneys’ and experts’ fees.
     To the best of the Company’s knowledge, as of the date hereof, neither the Company nor any of the individual defendants have been served with process. On October 19, 2010, the court issued an Order re Failure to Prosecute, directing the plaintiffs to show cause why the complaint should not be dismissed for failure to prosecute and giving the plaintiffs until November 19, 2010 to make such a showing, in the absence of which the case will be dismissed without prejudice and without further notice. The Company believes that the allegations set forth in the complaint are baseless and intends to mount a vigorous defense if and when process is served.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Johnson Litigation
     On October 27, 2010, a complaint was filed against the Company in the United States District Court for the District of Maine, Case No. 2:10-cv-00442 in a lawsuit captioned Johnson et al. v. VCG Holding Corp.. The company has not been formally served with the lawsuit, however, the company, via its attorneys, has agreed to accept service of the Complaint.
The complaint was filed by two former employees of one of the Company’s subsidiaries, KenKev II, Inc. d/b/a PT’s® Showclub Portland, Maine who allege that the Company misclassified them as tipped minimum wage employees while employed by the Company as disk jockeys and, as a result, failed to pay all wages due to them under applicable law. The action is plead as a class action, pursuant to Section 216(b) of the Fair Labor Standards Act (29 U.S.C. 216(b)), and seeks to certify a class action on behalf of all similarly situated employees who are employed by the Company nationwide. In addition, the two named plaintiffs allege that the Company failed to pay them all wages required to be paid to them under Maine law.
     The Company intends to deny all liability in this matter, however, it is cautioned that this matter is in its earliest stages and the Company’s ultimate liability cannot be predicted at this time. As such, the Company has not accrued anything related to this action.
Louisville Ordinance Litigation
     In 2004, Kentucky Restaurant Concepts, Inc. d/b/a PT’s® Showclub (“KRC”) filed suit in the Jefferson County Circuit Court challenging a recently enacted adult regulatory ordinance which would impose significant restrictions on adult entertainment in Jefferson County, Kentucky. The suit challenged the legality, under the Kentucky State Constitution, of certain restrictions that Jefferson County was seeking to impose on adult businesses, such as a substantial restriction on hours of operation, a prohibition on the sale of alcohol by adult entertainment establishments, and other similar restrictions, which in the view of management would likely result in decreased revenues. Initially a temporary injunction was issued prohibiting enforcement of the ordinance during the litigation. After substantial litigation, the Jefferson County Circuit Court upheld the constitutionality of the ordinance, but granted a stay on its implementation pending appeal. KRC along with other co-appellants appealed the order to the Kentucky Court of Appeal who affirmed the constitutionality of the ordinance. Thereafter, KRC and others appealed the decision to the Kentucky Supreme Court which held oral argument on the appeal in 2009. On April 22, 2010 the Kentucky Supreme Court affirmed in part, reversed in part and remanded the case to the lower court. The Kentucky Supreme Court’s ruling upheld the constitutionality of a majority of the restrictions. KRC and others have appealed the Kentucky Supreme Court’s decision to the United States Supreme Court.
     In addition to the matters described above, the Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes that any adverse or positive outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.
Guaranty of Real Property Loan
     On July 31, 2009, VCG Real Estate Holdings, Inc. (“VCG Real Estate”) sold a piece of real property located in Phoenix, Arizona to Black Canyon Highway LLC, a Texas limited liability company (“Black Canyon”). The property was transferred subject to a loan made by Sacred Ground Resources LLC, an Arizona limited liability company (“Sacred Ground”), to VCG Real Estate at the time of VCG Real Estate’s acquisition of the property from Sacred Ground. Black Canyon assumed VCG Real Estate’s obligations under the Sacred Ground loan as a part of the sale of the real property and the Company remains as a guarantor on the loan in the event of default by Black Canyon. Black Canyon has agreed to indemnify the Company from any losses arising from the guaranty. As of September 30, 2010, the balance owed by Black Canyon to Sacred Ground was approximately $1,635,000.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
Capitalized Leases
     In May 2010, the Company entered into a capital lease for a vehicle in the amount of $48,977. Accumulated amortization of the vehicle amounted to $2,134 for the three month period and $3,213 for the nine month period ended September 30, 2010, respectively. The current minimum annual commitment under the lease is as follows:

Twelve months ending September 30,
2011	$11,450
2012	11,450
2013	11,450
2014	21,438

Total minimum payments	55,788
Amount representing interest	(9,630)

Present value of future minimum payments	46,158
Current portion of lease obligation	7,827

Obligation under capital lease	$38,331

10. Potential Sale of Company
     On July 20, 2010, the Company received a non-binding proposal (the “Proposal”) from Parent (as defined below) and Lowrie LLLP to acquire all of the outstanding shares of Common Stock (other than the shares held by Parent, its affiliates and certain other investors) for $2.10 per share in cash (the “Acquisition”). The Proposal contemplated that the Company would no longer be a public reporting or trading company following the closing of the Acquisition. The Company’s Board of Directors formed the Special Committee (as defined below) to evaluate the Proposal. On August 20, 2010, the Special Committee informed Mr. Lowrie that it had determined, with input from its advisors, that the terms of the Proposal were currently inadequate. In addition, the Special Committee directed its financial advisors, North Point Advisors LLC, to begin to contact any parties that had either previously expressed an interest or might potentially be interested in pursuing a transaction with the Company. These contacts did not result in any superior proposal or alternative transactions.
     The Company continued its negotiations with the investors behind the Proposal.
     As a result, on November 9, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Family Dog, LLC (“Parent”), FD Acquisition Co. (“Merger Sub”), the Company’s Chairman of the Board and Chief Executive, Troy Lowrie, and the Company’s President and Chief Operating Officer, Micheal Ocello. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are currently owned and controlled by Mr. Lowrie.
     Pursuant to the Merger Agreement, as of the effective time of the Merger, each issued and outstanding share of the Company’s common stock, par value $0.0001 per share (collectively, the “Common Stock”), except for any shares of Common Stock held by Parent and Dissenting Shares (as such term is defined in the Merger Agreement) will be converted into the right to receive a cash payment in the amount of $2.25 per share, without interest (the “Merger Consideration”).
     The Company’s Board of Directors (with Troy Lowrie abstaining from voting) unanimously approved the Merger and the Merger Agreement following the unanimous recommendation of a special committee comprised entirely of independent members of the Company’s Board of Directors (the “Special Committee”). Before the Company’s Board of Directors unanimously approved the Merger and the Merger Agreement, the Special Committee and the Company’s Board of Directors received an opinion from an independent financial advisor to the effect that, based on and subject to the various assumptions and qualifications set forth therein, as of the date of such opinion, the Merger Consideration to be received by the Company’s shareholders in the Merger is fair to such shareholders from a financial perspective.
     The transaction is expected to close in the first quarter of 2011. Upon the closing of the Merger, the Company’s Common Stock will no longer be traded on the Nasdaq Stock Market and the Company will cease reporting to the U.S. Securities and Exchange Commission.
     The terms of the Merger and the Merger Agreement are more fully set forth in the Company’s Current Report on Form 8-K filed on November 10, 2010. The Company cautions investors that no assurance can be given that the Merger will be consummated.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
11. Fair Value of Financial Instruments
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
     The carrying value of cash, other receivables and accounts payable at September 30, 2010 and December 31, 2009, approximates fair value due to the short-term nature of these instruments. As of September 30, 2010, our total debt was approximately $26,038,000 and our fair value was approximately $25,516,000. As of December 31, 2009, our total debt was approximately $30,747,000 and our fair value was approximately $29,748,000. The fair value of the debt was estimated using significant unobservable inputs (Level 3) and was computed using a discounted cash flow model using estimated market rates, adjusted for our credit risk as of September 30, 2010 and December 31, 2009, respectively.
     Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825-10, Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009.
12. Subsequent Events
     On November 2, 2010, the Company extended the maturity dates of four loans from third parties, in an aggregate principal amount of approximately $350,000, all with the original maturity date of November 15, 2010. In all instances, the notes were transformed into demand notes. No other changes were made to the terms of these promissory notes. The Company has reported these promissory notes as current portion of long-term debt in the Unaudited Condensed Consolidated Financial Statements.
     On November 2, 2010, the Company prepaid two loans in full from a third party in the amount of $200,000, evidenced by two promissory notes bearing interest at 10%. These notes were unsecured. The maturity dates were November 15, 2010.
     On November 2, 2010, the Company prepaid a loan in full from a third party in the amount of $100,000, evidenced by a promissory note bearing interest at 11%. This note was secured by the general assets of the Company and the cash flow and 100% of the shares of common stock of Manana Entertainment, Inc. The maturity date was November 15, 2010.
     On November 6, 2010, the Company extended the maturity date on a loan from a third party with a current balance of $150,000, with the original maturity date of November 6, 2010. The note was transformed into a demand note. No other changes were made to the terms of the note. The Company reported this promissory note as current portion of long-term debt in the Unaudited Condensed Consolidated Financial Statements.

VCG HOLDING CORP.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
     On November 9, 2010, the Company entered into the Merger Agreement, as more fully described in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Potential Sale of Company.”
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) presents significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources that occurred during the three and nine months ended September 30, 2010 and 2009. The MD&A should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A in the Company’s Annual Report Form 10-K for the year ended December 31, 2009, and filed with the SEC on March 12, 2010, should also be referred to when reading this Quarterly Report on Form 10-Q.
Cautionary Statement Regarding Forward-Looking Information and Statements
     This Quarterly Report on Form 10-Q contains certain forward-looking statements and, for this purpose, any statements contained herein that are not statements of historical fact are intended to be “forward-looking statements” with the meaning of the Private Securities Litigation Reform Act of 1995. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “estimate,” “continue,” or comparable terminology, are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include, but are not limited to, costs and liabilities associated with the litigation related to the Proposal and the Acquisition, diversion of management’s attention caused by the litigation related to the Proposal, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, the outcome of any legal proceedings that have been or may be in the future instituted against the Company and others following announcement of the Merger Agreement, the inability to complete the Merger due to the failure to obtain shareholder approval or satisfy other conditions to the closing of the merger, failure of any party to the Merger Agreement to abide by the terms of that agreement, risks that the Merger, including the uncertainty surrounding the closing of the Merger, will disrupt the current plans and operations of the Company, including as a result of undue distraction of management and personnel retention problems, the amount of the costs, fees, expenses and charges related to the merger, including the impact of any termination fees the Company may incur, which may be substantial, our limited operating history making our future operating results difficult to predict, the availability of, and costs associated with, potential sources of financing, disruptions in the credit markets, economic conditions generally and in the geographical markets in which we may participate, our inability to manage growth, difficulties associated with integrating acquired businesses into our operations, geographic market concentration, legislation and government regulations affecting us and our industry, competition within our industry, our failure to promote our brands, our failure to protect our brands, the loss of senior management and key personnel, potential conflicts of interest between us and Troy Lowrie, our Chairman of the Board and Chief Executive Officer, our failure to comply with licensing requirements applicable to our business, liability from unsanctioned, unlawful conduct at our nightclubs, the negative perception of our industry, the failure of our business strategy to generate sufficient revenues, liability from uninsured risks or risks not covered by insurance proceeds, claims for indemnification from officers and directors, deterrence of a change of control because of our ability to issue securities or from the severance payment terms of certain employment agreements with senior management, our failure to meet the NASDAQ continued listing requirements, the failure of securities analysts to cover our common stock, our failure to comply with securities laws when issuing securities, our common stock being a penny stock, our intention not to pay dividends on our common stock, our future issuance of common stock depressing the sale price of our common stock or diluting existing stockholders, the limited trading market for, and volatile price of, our common stock, and our inability to comply with rules and regulations applicable to public companies.
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
     Our Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April 2002. As of September 30, 2010, the Company, through its subsidiaries, owns nineteen adult nightclubs that offer quality live adult entertainment, and restaurant and bar operations. Our clubs are located in Colorado, California, Florida, Illinois, Indiana, Kentucky, Minnesota, North Carolina, Maine and Texas.
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
     Since we began operations, we have acquired the following clubs:

Name of Club	Date Acquired	Club Type
PT’s® Showclub in Indianapolis, Indiana	2002	B
PT’s® Brooklyn in Brooklyn, Illinois	2002	B
PT’s® All Nude in Denver, Colorado	2004	C
The Penthouse Club® in Glendale, Colorado	2004	A
Diamond Cabaret® in Denver, Colorado	2004	A
PT’s® Appaloosa in Colorado Springs, Colorado	October 2006	B
PT’s® Showclub in Denver, Colorado	December 2006	B
PT’s® Showclub in Louisville, Kentucky	January 2007	B
Roxy’s in Brooklyn, Illinois	February 2007	B
PT’s® Showclub in Centreville, Illinois	February 2007	B
PT’s® Sports Cabaret in Sauget, Illinois	March 2007	B
The Penthouse Club® in Sauget, Illinois	March 2007	A
The Men’s Club® in Raleigh, North Carolina	April 2007	A
Schiek’s Palace Royale in Minneapolis, Minnesota	May 2007	A
PT’s® Showclub in Portland, Maine	September 2007	B
Jaguar’s Gold Club in Ft. Worth, Texas (“Ft. Worth Club”)*	September 2007	C
PT’s® Showclub in Hialeah, Florida	October 2007	B
LaBoheme Gentlemen’s Club in Denver, Colorado	December 2007	B
Jaguar’s Gold Club in Dallas, Texas (“Manana”)	April 2008	C
Imperial Showgirls Gentlemen’s Club in Anaheim, California	July 2008	C

*	- sold on July 16, 2010
     The Company owns International Entertainment Consultants, Inc. (“IEC”), which provides management services to our clubs. IEC was originally formed in 1980. At the time of acquisition in October 2003, IEC was owned by Troy Lowrie, our Chairman of the Board and Chief Executive Officer.

     The day-to-day management of our clubs is conducted through IEC. IEC provides the clubs with management and supervisory personnel to oversee operations, hires and contracts all operating personnel, establishes club policies and procedures, handles compliance monitoring, purchasing, accounting and other administrative services, and prepares financial and operating reports and income tax returns. IEC charges the clubs a management fee based on the Company’s common expenses that are incurred in maintaining these functions.
     In June 2002, the Company formed VCG Real Estate Holdings, Inc., a wholly-owned subsidiary that owns the land and buildings housing two of our clubs.
     The Company has one reportable segment. Our clubs are distinguished by the following features:
•	Facilities — Our club facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. The facilities have state of the art sound systems, lighting and professional stage design. Our clubs maintain an upscale level of décor and furnishings to create a professional appearance. Three of our clubs offer VIP rooms. Our VIP rooms are open to individuals who purchase annual memberships. They offer a higher level of service and are elegantly appointed and spacious.

•	Professional On-Site Management — Our clubs are managed by persons who are experienced in the restaurant and/or hospitality industry. The managers of the clubs are responsible for maintaining a quality and professionally run club. At a higher level, our Area Directors oversee the management of several clubs within a specified geographical area. The Company currently has 12 Area Directors each of who has between 17 to 25 years of experience in the industry.

•	Food and Beverage Operations — Five of our clubs offer a first-class bar and food service. At most locations, we provide a selective variety of food including, but not limited to, hot and cold appetizers, pizza and other limited food choices. Three of our club operations do not have liquor licenses. One of our clubs holds a B.Y.O.B. permit and sells non-alcoholic beverages. Experienced chef and bar managers are responsible for training, supervising, staffing and operating the food and beverage operations at each club.

•	Entertainment — Our clubs provide a high standard of attractive, talented and courteous performers and servers. We maintain the highest standards for appearance, attitude, demeanor, dress and personality. The entertainment encourages repeat visits and increases the average length of a patron’s stay. We prefer that performers at our clubs be experienced entertainers.
Critical Accounting Policies
     The following discussion and analysis of the results of operations and financial condition are based on the Unaudited Condensed Consolidated Financial Statements that have been prepared in accordance with U.S. GAAP. Our significant accounting policies are more fully described in Note 2 to the “Notes to the Unaudited Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q and Note 2 to the “Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. However, certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by us. Further, such accounting policies and estimates can be materially affected by changes from period to period by economic factors or conditions that are outside our control. As a result, our accounting policies and estimates are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, future business plans, projected financial results, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as may be appropriate. Actual results may differ from these estimates. Those critical accounting policies are discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations — Critical Accounting Policies,” which is a part of our Annual Report on Form 10-K for the year ended December 31, 2009.
Recently Issued Accounting Standards
     In September 2010, the SEC issued Release 33-9142 which amended the SEC’s rules and forms to remove the requirement for issuers that are neither accelerated filers nor large accelerated filers to obtain an auditor attestation report on internal control over financial reporting. Therefore, smaller reporting companies such as VCG will not need their auditors to test internal controls; however, management will still need to do its assessment for the year ended December 31, 2010. Although VCG obtained an audit opinion on the Company’s internal controls over financial reporting for the year ended December 31, 2009, we do not plan on obtaining the opinion for the year ended December 31, 2010 due to this change in the requirement.

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
     In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides clarification about Topic 810 (previously Statement of Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51) and clarifies that the de-recognition provisions of Topic 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This update is effective for the first reporting period beginning after December 15, 2009. The Company adopted this update effective January 1, 2010, and it did not have a significant impact on the Unaudited Condensed Consolidated Financial Statements.
     In December 2009, the FASB issued ASU 2009-17, Consolidation (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update amends Topic 810 and is a result of SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. This standard did not have a significant impact on the Unaudited Condensed Consolidated Financial Statements when it was adopted on January 1, 2010.

Results of Operations — Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009
     The following sets forth a comparison of the components of the results of our continuing operations for the three and nine months ended September 30, 2010 and 2009, respectively:

	(unaudited)
	Three Months Ended			Nine Months Ended
	September 30,
	2010	2009	% Change	2010	2009	% Change
Revenue:
Sales of alcoholic beverages	$5,387,645	$5,708,126	(5.6)%	$16,027,165	$17,434,580	(8.1)%
Sales of food and merchandise	489,197	447,336	9.4%	1,509,420	1,370,706	10.1%
Service revenue	7,723,924	6,448,750	19.8%	21,822,139	19,146,956	14.0%
Other income	783,420	804,461	(2.6)%	2,335,182	2,260,070	3.3%

Total Revenue	14,384,186	13,408,673	7.3%	41,693,906	40,212,312	3.7%

Operating Expenses:
Cost of goods sold	1,505,342	1,438,489	4.6%	4,540,244	4,410,656	2.9%
Salaries and wages	3,985,303	3,489,669	14.2%	11,779,614	10,299,234	14.4%
Impairment of building and land	-	-	* %	-	268,000	(100.0)%
Contingent indemnification claim	-	-	*	2,135,000	-	*
Other general and administrative:
Taxes, permits and licenses	740,395	1,152,838	(35.8)%	2,345,866	2,699,480	(13.1)%
Charge card and bank fees	189,909	188,352	0.8%	537,311	593,736	(9.5)%
Rent	1,480,475	1,385,492	6.9%	4,369,882	4,153,523	5.2%
Legal fees	307,160	188,651	62.8%	1,236,619	869,171	42.3%
Other professional fees	553,969	704,737	(21.4)%	1,945,703	2,062,041	(5.6)%
Advisory fees related to change in control proposals	121,629	-	*	136,766		*
Advertising and marketing	645,320	653,170	(1.2)%	1,955,019	1,935,202	1.0%
Insurance	409,023	435,374	(6.1)%	1,324,195	1,218,718	8.7%
Utilities	278,253	268,851	3.5%	748,649	754,679	(0.8)%
Repairs and maintenance	276,831	240,291	15.2%	814,902	806,142	1.1%
Other	868,197	882,048	(1.6)%	2,742,326	2,676,090	2.5%
Depreciation and amortization	427,449	393,918	8.5%	1,264,971	1,194,377	5.9%

Total Operating Expenses	11,789,255	11,421,880	3.2%	37,877,067	33,941,049	11.6%

Income from Operations	2,594,931	1,986,793	30.6%	3,816,839	6,271,263	(39.1)%

Other Income (Expenses):
Interest expense	(512,802)	(695,441)	(26.3)%	(1,579,626)	(2,151,699)	(26.6)%
Interest expense, related party	(181,126)	(142,522)	27.1%	(541,700)	(530,067)	2.2%
Interest income	1,181	4,500	*	5,407	4,572	*
Gain (loss) on sale of assets	2,701	(68,784)	(103.9)%	1,025	(57,363)	(101.8)%

Total Other Income (Expenses)	(690,046)	(902,247)	(23.5)%	(2,114,894)	(2,734,557)	(22.7)%

Income From Continuing Operations Before Income Taxes	1,904,885	1,084,546	75.6%	1,701,945	3,536,706	(51.9)%

Income tax expense (benefit) — current	(21,900)	(92,189)	(76.2)%	100,100	81,054	23.5%
Income tax expense — deferred	399,348	417,435	(4.3)%	411,000	1,110,101	(63.0)%

Total Income Taxes	377,448	325,246	16.1%	511,100	1,191,155	(57.1)%

Income From Continuing Operations	1,527,437	759,300	101.2%	1,190,845	2,345,551	(49.2)%

Income From Discontinued Operations, Net of Income Taxes	523,646	35,770	1363.9%	472,812	96,974	387.6%

Profit of Consolidated and Affiliated Companies	2,051,083	795,070	158.0%	1,663,657	2,442,525	(31.9)%
Less Net Income Attributable to Noncontrolling Interests	(132,601)	(162,843)	(18.6)%	(357,321)	(394,842)	(9.5)%

Net Income Attributable to VCG	$1,918,482	$632,227	203.4%	$1,306,336	$2,047,683	(36.2)%

*	- not meaningful

Revenues
     The Company’s revenue from clubs is comprised of funds received from the sale of alcoholic beverages, food and merchandise, service revenue and other income. The Company recognizes sales revenue at point-of-sale (“POS”) upon receipt of cash or charge card.
     For the three months ended September 30, 2010, sales of alcoholic beverages decreased by approximately $320,000 or 5.6% compared to the third quarter in 2009. For the nine months ended September 30, 2010, service revenue decreased by approximately $1,407,000 or 8.1% compared to the same period in 2009. Sales of alcoholic beverages are down due to the general weakness in economic conditions but are beginning to show recovery from the previous quarter.
     For the three months ended September 30, 2010, sales of food and merchandise increased by approximately $42,000 or 9.4% compared to the third quarter in 2009. For the nine months ended September 30, 2010, sales of food and merchandise increased by approximately $139,000 or 10.1% compared to the same period in 2009. Prior to 2009, VCG had subleased the kitchen and outsourced the food service to experienced chefs (“food vendors”) at four of our five “A” type clubs (the fifth club continues to run the kitchen and account for all food costs). This arrangement provides better food service to customers with no risk of loss to VCG. Since the installations of the POS systems in our clubs between October 2009 and February 2010, the food vendors elected to use our POS systems to facilitate credit card processing, whereas before, the food revenue and related costs were being handled separately by the food vendors. VCG pays the food revenue, net of any out of pocket costs to the vendor. The new arrangement still represents a breakeven food operation for VCG; however, now food sales and cost of sales are being recorded by VCG.
     Service revenues include entertainer payments to perform at the Company’s clubs, customer admission fees, customer payments for tabs, dance dollar payments and suite rental fees. Service revenue for the three months ended September 30, 2010 increased by approximately $1,275,000 or 19.8% compared to the third quarter in 2009. For the nine months ended September 30, 2010, service revenue increased by approximately $2,675,000 or 14.0% compared to the same period in 2009. The increase in service revenue for both the three months and nine months ended September 30, 2010 compared to the same periods in 2009 was due to increased promotions for tableside back rub’s (“TLC”) and table dances.
     Other income consists of fees charged for usage of ATM machines located in clubs, VIP memberships, valet parking fees, various fees at the clubs for services, revenue from special events, and non-club revenue of rent received from unrelated third parties occupying a portion of our Indianapolis, Indiana building. For the three months ended September 30, 2010, other income decreased by approximately $21,000 or 2.6% compared to the third quarter in 2009. For the nine months ended September 30, 2010, other income increased by approximately $75,000 or 3.3% compared to the same period in 2009. The increase for the nine months ended September 30, 2010 is due to increased usage of ATM machines and increased third party rent received for the Indianapolis, Indiana building.
     Total revenue, net of sales taxes, for the three months ended September 30, 2010 increased by approximately $975,000 or 7.3% compared to the third quarter in 2009. For the nine months ended September 30, 2010, total revenue, net of sales taxes, increased by approximately $1,482,000 or 3.7% compared to the same period in 2009. The increases for both periods are mainly due to an increase in service revenue for such periods as a result of the promotions described above.
     For the three months ended September 30, 2010, the Company had fifteen clubs reporting same club increases ranging from 1.3% to 38.7% compared to the third quarter in 2009. For the nine months ended September 30, 2010, the Company had twelve clubs reporting same club increases ranging from 2.5% to 23.2% compared to the same period in 2009.
Cost of Goods Sold
     Costs of goods sold, comprised of food, alcohol and merchandise expenses, are variable and generally fluctuate with sales. For the three months ended September 30, 2010, cost of goods sold as a percentage of related revenue was approximately $1.5 million, or 25.6%, compared to approximately $1.4 million, or 23.4%, in the third quarter of 2009. For the nine months ended September 30, 2010, cost of goods sold as a percentage of the related revenue was approximately $4.5 million, or 25.9%, compared to approximately $4.4 million, or 23.5%, compared to the same period in 2009. This increase is due to the change in reporting of food sales and related cost of goods sold as described above. The outsourced food revenue is reduced by appropriate sales taxes, credit card fees and other directly related charges. The cost of food and preparation materials is reported under cost of goods sold. The food sales, net of any costs paid by VCG, are paid out to the food vendors and are recorded in cost of goods sold. Other ancillary costs associated with running a restaurant, such as wait-staff payroll, restaurant supplies and licenses, are paid directly by the food vendors out of the net sales proceeds.

     The following table is a comparison of our cost of goods sold and its percentage relative to revenue for our “A” clubs that have subleased restaurants and relative to all other clubs that do not operate restaurants.

	(unaudited)
	Three Months Ended
	September 30,
	2010			2009
	Total	“A” Clubs	All Other Clubs	Total	“A” Clubs	All Other Clubs
Sales of alcoholic beverages	$5,387,645	$2,088,488	$3,299,157	$5,708,126	$2,224,218	$3,483,908
Sales of food and merchandise	489,197	260,851	228,346	447,336	242,655	204,681

Total	$5,876,842	$2,349,339	$3,527,503	$6,155,462	$2,466,873	$3,688,589

Cost of goods sold	$1,505,342	$644,450	$860,892	$1,438,489	$606,219	$832,270
Percentage	25.6%	27.4%	24.4%	23.4%	24.6%	22.6%

	(unaudited)
	Nine Months Ended
	September 30,
	2010			2009
	Total	“A” Clubs	All Other Clubs	Total	“A” Clubs	All Other Clubs
Sales of alcoholic beverages	$16,027,165	$6,136,339	$9,890,826	$17,434,580	$6,803,878	$10,630,702
Sales of food and merchandise	1,509,420	787,709	721,711	1,370,706	723,447	647,259

Total	$17,536,585	$6,924,048	$10,612,537	$18,805,286	$7,527,325	$11,277,961

Cost of goods sold	$4,540,244	$1,948,460	$2,591,784	$4,410,656	$1,825,792	$2,584,864
Percentage	25.9%	28.1%	24.4%	23.5%	24.3%	22.9%
     In the tables above you will notice when “A” club restaurants’ cost of goods sold data is removed from the total, the cost of goods percentage relative to revenues for all other clubs drops to 24.4% of related revenue for the three months ended September 30, 2010. The increase of cost of sales to revenue percentage relative to revenues for all other clubs is 1.8%, calculated by comparing 24.4% to 21.8% for the three months ended September 30, 2010 and 2009, respectively. The year to date increase of cost of sales to revenue percentage relative to revenues for all other clubs is 1.5% for the nine months ended September 30, 2010, when compared to the same period in 2009.
Salaries and Wages
     Salaries and wages include hourly wages, management salaries, and bonuses. For the three months ended September 30, 2010, salaries and wages increased by approximately $496,000 or 14.2% compared to the third quarter in 2009. This increase was driven by the additional commission paid to TLC employees, which corresponds to an increase in service revenue. For the nine months ended September 30, 2010, salaries and wages increased by approximately $1,480,000 or 14.4% compared to the same period in 2009. This increase is attributable to commissions paid of approximately $593,000 to the TLC employees with a corresponding increase in TLC revenue of approximately $728,000, increased supervisor salaries, the fee structure used to compensate entertainers in Minnesota and a severance payment made to a departing executive officer.
     The following is a comparison of salaries and wages for the three months and nine months ended September 30, 2010 and 2009, respectively, showing the percentages of salaries and wages expenses compared to total revenue:

	(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,
	2010	2009	2010	2009
Salaries and wages	$3,985,303	$3,489,669	$11,779,614	$10,299,234
As a percentage of revenue	27.7%	26.0%	28.3%	25.6%

Other General and Administrative Expenses
Taxes, Permits, and Licenses
     This category includes employment taxes, costs associated with business licenses and permits, real and personal property taxes and the Texas Patron Tax.
     The following table shows the breakdown of the amounts paid for taxes, permits and licenses for the three months and nine months ended September 30, 2010 and 2009, respectively.

	(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,
	2010	2009	2010	2009
Employment Taxes	$471,200	$922,569	$1,439,824	$1,932,382
Business License	69,248	65,722	320,170	179,341
Property Taxes	164,122	129,189	469,331	473,249
Texas Patron Tax Expense	35,825	35,358	116,541	114,508

	$740,395	$1,152,838	$2,345,866	$2,699,480

     Employment taxes are based on wages plus reported tips. Employment taxes decreased by approximately $451,000 or 48.9% for the three months ended September 30, 2010 compared to the third quarter in 2009. For the nine months ended September 30, 2010, employment taxes decreased by approximately $493,000 or 25.5% compared to the same period in 2009. The decrease for both periods results from an overly conservative accrual at September 30, 2009 of $455,000 for an Internal Revenue Service (“IRS”) tip audit of the calendar years 2006 through 2009 which had just commenced. During the fourth quarter of 2009, the Company paid $61,500 for the first Denver club which had been audited. Based upon the Company’s self-audit, the accrual was reversed by $187,000 at December 31, 2009. Based upon IRS audit results, the accrual was further reversed by $55,000 at March 31, 2010. The final liability assessed by the IRS on the remaining clubs was approximately $151,000 which was paid in June 2010. VCG acted promptly upon the IRS auditor’s recommendation to install a POS system in every club to ensure compliance with IRS regulations.
     Business licenses expense includes costs of maintaining liquor, cabaret and other general business licenses. The business licenses expense increased by approximately $4,000 or 5.4% for the three months ended September 30, 2010, compared to the third quarter in 2009. For the nine months ended September 30, 2010, business license expense increased by approximately $141,000 or 78.5% compared to the same period in 2009. This increase is attributable to the Texas Sales Tax Audit of Manana further discussed in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities.” The audit is still incomplete; however, the Company has accrued approximately $115,000 during 2010, of which $4,000 was accrued in the third quarter 2010.
     The Company pays real and personal property taxes on all the clubs the Company operates. Property taxes increased by approximately $35,000 or 27.0% compared to the three months ended September 30, 2010 compared to the third quarter in 2009. The increase in the third quarter 2010 compared to the third quarter 2009 resulted from a slight increase in the property taxes on most of our clubs in 2010 and because in 2009 the Company renegotiated property taxes on two of our Illinois resulting in a credit being issued in 2009 while no credits were issued in 2010. Property taxes decreased by approximately $4,000 or 1.0% for the nine months ended September 30, 2010 compared to the same period in 2009.
     The Company continues to accrue the Texas Patron Tax and to file quarterly returns, under protest, with the State of Texas as discussed in Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities.”

Charge Card and Bank Fees
     Credit card and bank fees include chargebacks to the Company. The credit card and bank fees increased by approximately $2,000 or 0.8% for the three months ended September 30, 2010, compared to the third quarter in 2009. For the nine months ended September 30, 2010, credit card and bank fees decreased by approximately $56,000 or 9.5% compared to the same period in 2009. The decrease is a result of decreased use of credit card at most of our clubs and the Company’s purchase of the ATM machine located in our California club and no longer paying fees to a third party for its maintenance.
Rent
     Rent expense includes rent payments to landlords, deferred rent recorded per Accounting Codification 840-10 and 840-20 and the amortization of leasehold rights and liabilities. For the three months ended September 30, 2010, rent expense increased by approximately $95,000 or 6.9% compared to the third quarter in 2009. For the nine months ended September 30, 2010 rent expense increased by approximately $216,000 or 5.2% compared to the same period in 2009. The increase for both periods is attributable to normal rent increases, including rent increases where rent is based on a percentage of sales.
Legal Fees
     Legal fees increased by approximately $118,000 or 62.8% for the three months ended September 30, 2010, compared to the third quarter in 2009. For the nine months ended September 30, 2010, legal fees increased by approximately $367,000 or 42.3% compared to the same period in 2009. This increase is primarily the result of the Thee Dollhouse vs. Regale litigation, (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities”), costs related to the special investigation discussed under Item 4 “Controls and Procedures” in the section entitled “Internal Control Over Financial Reporting,” and an additional expense of approximately $75,000 for legal fees relating to the Classic Affairs (the entity that operates Schiek’s Palace Royale in Minneapolis, Minnesota) lawsuit which was ultimately dismissed, with prejudice, in the fourth quarter of 2009.
Other Professional Fees
     Other professional fees include charges for accounting, tax and Sarbanes-Oxley Act consultants, appraisals and license valuations, broker commissions for renting Company real estate, lobbying fees, environmental assessments, and accounting costs allocated to individual clubs by the Company. For the three months ended September 30, 2010, other professional fees decreased by approximately $151,000 or 21.4% compared to the third quarter in 2009. For the nine months ended September 30, 2010 other professional fees decreased by approximately $116,000 or 5.6% compared to the same period in 2009. These decreases are attributable to additional fees paid to a consultant for valuations, using consultants to implement Section 404 of the Sarbanes-Oxley Act of 2002 and to assist with the restatement of financial reports during 2009, as well as the cost of tax consultants to amend prior years’ tax returns during 2009, which professional fees were paid in 2009 and not in 2010.
Advisory Fees Related to Change in Control Proposals
     These costs represent the expenses of the Special Committee of the Board of Directors (the “Special Committee”), including costs billed by the Special Committee’s legal counsel, legal costs incurred by the Company in relation to both the proposed transaction and the proposed merger with Rick’s Cabaret International, Inc. (“Rick’s”), costs billed and accrued from the financial advisor of the Special Committee, the compensation of the Special Committee and other fees associated with the proposed transaction and the proposed merger. Approximately $393,000 in expenses was incurred in the nine months ended September 30, 2010 by the Company. This amount has been offset by approximately $256,000, which was a reversal of an accrued but unearned transaction fee in relation to the proposed transaction and proposed merger.
Insurance
     Insurance costs include the cost of workers’ compensation, health, general liability, employee life, and long-term care insurance. For the three months ended September 30, 2010, insurance costs decreased by approximately $26,000 or 6.1% compared to the third quarter in 2009. The decrease is a result of an audit for workers’ compensation premiums that resulted in a refund for a prior year. For the nine months ended September 30, 2010, insurance costs increased by approximately $105,000 or 8.7% compared to the same period in 2009.

This increase is due to increased health insurance premiums and premium increases for workers’ compensation insurance due to the Company’s increase in salaries and wages.
Repairs and Maintenance
     Repairs and maintenance expense increased by approximately $36,000 or 15.2% for the three months ended September 30, 2010 compared to the third quarter in 2009. For the nine months ended September 30, 2010, repairs and maintenance increased by approximately $9,000 or 1.1% compared to the same period in 2009. The increases are a result of 2010 repairs such as building exteriors being repainted, repairs to equipment, repairs to fire systems and software maintenance.
Other Expenses
     Other general and administrative (“G&A”) expense includes common office and nightclub expenses such as janitorial, supplies, security, cast and employee relations, education and training, travel and automobile, telephone and internet expenses. For the three months ended September 30, 2010, other expenses decreased approximately $14,000 or 1.6% compared to the third quarter 2009. For the nine months ended September 30, 2010, other expenses increased by approximately $66,000 or 2.5% compared to the same period in 2009. This increase is attributable to an increase in employee training for Equal Employment Opportunity Commission and Training for Interventions Procedures.
Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $33,000 or 8.5% for the three months ended September 30, 2010 compared to the third quarter in 2009. For the nine months ended September 30, 2010, depreciation and amortization expenses increased by approximately $71,000 or 5.9% compared to the same period in 2009. These increases are a result of the installation of the POS systems at our clubs and other fixed assets acquired, including two vehicles.
Interest Expense
     Total interest expense decreased by approximately $144,000 or 17.2% and approximately $560,000 or 20.9% for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The interest expense decreased for both periods due to repayment of debt during the nine months ended September 30, 2010 totaling $4,710,000, of which $1,000,000 was prepaid on 14% debt in July 2010.
Income Tax Expense — Current
     Current income tax benefit for the third quarter 2010 decreased by approximately $70,000 compared to the same quarter in 2009. The current portion of income tax expense of approximately $100,000 represents the portion of income taxes that are estimated to be payable for the nine months ended September 30, 2010 as compared to approximately $81,000 for the nine months ended September 30, 2009. During 2010, the Company is utilizing its net operating loss carryforward from 2009 for federal and consolidated state income taxes, so current income tax expense is solely attributable to separately filed state tax requirements. Income tax expense for all periods presented for Golden Productions JGC Fort Worth, LLC has been reclassified to Discontinued Operations (see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Discontinued Operations”).
Income Tax Expense — Deferred
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax expense for the nine months ended September 30, 2010 was approximately $699,000 less than the same period in 2009, primarily due to the deferred tax benefit of the contingent indemnification claim in 2010, partially offset by the deferred tax expense recognized on the sale of the Ft. Worth Club. Income tax expense for all periods presented for Golden Productions JGC Fort Worth, LLC has been reclassified to Discontinued Operations (see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Discontinued Operations”).

Net Income and Earnings Per Share
     For the three months ended September 30, 2010, net income increased by approximately $1,286,000 or $ 0.08 per share of Common Stock compared to the third quarter in 2009. This increase is a result of the sale of the Fort Worth club where the Company realized a pre-tax book gain of approximately $816,000 (see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Discontinued Operations”), and an increase in total revenue of approximately $975,000 partially offset by an increase in operating expenses of approximately $367,000. For the nine months ended September 30, 2010, net income decreased by approximately $741,000 or $0.04 per share of Common Stock compared to the same period in 2009. The decrease was primarily attributable to the accrual of a $2,135,000 contingent indemnification claim related to the Thee Dollhouse Production litigation (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities”), the related legal fees in the defense of this indemnification claim, the increase in salaries and wages because of the fee structure used to compensate commissioned employees and the accrual of an executive severance package. These costs were partially offset by the increase in total revenue of approximately $1,482,000.
     The weighted average shares outstanding decreased by approximately 1,069,000 shares or 6.1% and approximately 573,000 shares or 3.3% for the three months and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. These decreases are due to the sale of the Fort Worth club where, as part of the purchase price, the Company received 467,497 shares of Common Stock (see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Discontinued Operations”), and the Company’s repurchases of its Common Stock pursuant to the Company’s stock repurchase plan. This plan was suspended by the Company’s Board of Directors in the third quarter 2010, due to the potential sale of the Company (see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Potential Sale of Company”).
Liquidity
     The amount of cash flow generated and the working capital needs of nightclub operations do not materially fluctuate and are predictable. We expect to meet our liquidity needs for the next year from existing cash balances and cash flows from operations. We intend to use our cash flows for principal and interest payments on debt, capital expenditures in certain clubs and repairs and maintenance.
     The Company has access to a revolving line of credit with Citywide Banks and as of September 30, 2010 we had $1,100,000 in borrowing availability under this line of credit. In August 2010, the Company extended the maturity date of the revolving line of credit from August 2011 to August 2012. All other terms of the line of credit remained unchanged. The terms of the revolving line of credit requires the Company to have a net cash flow-to-debt service ratio greater than or equal to 1.2 to 1.0, calculated quarterly. As of September 30, 2010, the Company fulfilled the covenant requirement.
     On July 16, 2010, the Company sold the building in which the Ft. Worth Club is located and all assets associated with the club as more fully described in Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Discontinued Operations.” The purchase price paid at closing consisted of $1,000,000 in cash and 467,497 shares of Common Stock, held by the Purchaser. The $1,000,000 in cash was used to prepay the 14% note payable to Sunshine Mortgage and the 467,497 shares of Common Stock were cancelled.
     During the three months and nine months ended September 30, 2010, the Company continued to be focused on using free cash flow to reduce debt and repurchase Common Stock. The Company is in the process of negotiating extensions on long-term debt which will be maturing during the coming year. As of September 30, 2010 debt was approximately $26,038,000, which is approximately $4,710,000 less than the total debt at December 31, 2009.
Working Capital
     At September 30, 2010 and December 31, 2009, the Company had cash of approximately $2,384,000 and $2,677,000, respectively. Our total current assets were approximately $4,304,000 at September 30, 2010 and $7,398,000 at December 31, 2009. Current liabilities totaled approximately $13,075,000 at September 30, 2010 and $9,432,000 at December 31, 2009. The Company’s current liabilities exceed its current assets resulting in a negative working capital of approximately $8,771,000 at September 30, 2010 and $2,033,000 at December 31, 2009. The working capital deficit increased by approximately $6,738,000 during the nine months ended September 30, 2010. This increase is primarily attributable to the increase in the current portion of long-term debt of approximately $3,094,000, the accrual for the contingent indemnification claim of $2,135,000 as discussed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Commitments and Contingent Liabilities” and the reclassification of the Ft. Worth Club’s long-term assets and long-term liabilities to current as business held for sale as of December 31, 2009, which improved working capital by approximately $1,032,000 as of December 31, 2009. Our requirement for working capital is not significant since we receive payment for food and beverage purchases in cash or credit cards at the time of the sale. We receive the cash revenue before we are required to pay our suppliers for these purchases.
     We have been able to satisfy our needs for working capital and capital expenditures through a combination of cash flow from club operations and debt. While we can offer no assurances, we believe that our existing cash, our expected cash flow from operations and our ability to extend debt maturities will be sufficient to fund our operations and necessary capital expenditures and to service our debt obligations for the foreseeable future. If we are unable to achieve our planned revenues, costs and working capital objectives, we expect that we will have the ability to curtail stock repurchases and capital expenditures and reduce costs to levels that will be sufficient to enable us to meet our cash requirements in the upcoming year.
Capital Resources
     VCG stockholders’ equity was approximately $24,624,000 for the nine months ended September 30, 2010 and approximately $24,937,000 at December 31, 2009. The decrease of approximately $1,620,000 in paid-in capital was a result of repurchasing an aggregate of approximately $935,000 of Common Stock, the receipt of 467,497 shares of Common Stock with an approximate value of $795,000 as part of the purchase price in the sale of the Ft. Worth Club (see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Discontinued Operations”) and recording quarterly stock option compensation expense of approximately $110,000. Noncontrolling interests in consolidated partnerships totaled approximately $3,549,000 as of September 30, 2010 and approximately $3,546,000 as of December 31, 2009.
     Net cash provided by operating activities was approximately $5,737,000 for the nine months ended September 30, 2010, which represents an increase of $306,000 compared to the same period in 2009. The major non-cash operating activities for the nine months ended September 30, 2010 were the provision of depreciation of approximately $1,319,000, the gain on sale of assets of approximately $817,000 and compounded and unpaid interest on long-term debt of approximately $126,000. The increase in operating assets and liabilities is primarily attributable to the $2,135,000 accrual at June 30, 2010 for the contingent indemnification claim which is reported in Accrued expenses on the Condensed Consolidated Balance Sheets.
     Net cash provided by investing activities totaled approximately $183,000 for the nine months ended September 30, 2010, which represents an increase of $532,000 over the $349,000 used by investing activities for the same period in 2009. The improvement is primarily attributable to an increase in proceeds from asset sales of $750,000 in 2010 compared to 2009. Additions to property and equipment for the first nine months of 2010 totaled approximately $838,000 and included $275,000 in leasehold improvements, $247,000 in software mostly related to installing a new POS system, $108,000 in furniture and fixtures, $108,000 in new carpeting in clubs and various smaller asset additions aggregating $100,000. Capital expenditures increased for the nine months ended September 30, 2010 compared to the same period in 2009 by approximately $236,000 due primarily to increased spending on carpeting, leasehold improvements and furniture and fixtures in clubs being remodeled, along with increased spending on software for the POS system in 2010.
     Net cash used by financing activities was approximately $6,214,000 for the nine months ended September 30, 2010 compared to approximately $4,995,000 for the same period in the prior year. During the first nine months of 2010, the Company paid down approximately $5,365,000 in debt and made $354,000 in distributions to noncontrolling interests. We received $480,000 in proceeds from new debt during the nine months ended September 30, 2010. In addition, during the nine months ended September 30, 2010, we repurchased 1,018,652 shares of Common Stock for approximately $935,000. The Company had a net decrease in cash of approximately $293,000 for the nine months ended September 30, 2010, which is attributable to the Company’s focus on paying down debt.

     The following table reconciles net income to EBITDA for the periods ended September 30, 2010 and 2009. EBITDA is normally a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is a non-U.S. GAAP calculation that is frequently used by our investors to measure operating results. EBITDA data is included because the Company understands that such information is considered by investors as an additional basis on evaluating our ability to pay interest, repay debt, and make capital expenditures. Management cautions that this EBITDA may not be comparable to similarly titled calculations reported by other companies. Because it is non-U.S. GAAP, EBITDA should not be considered an alternative to operating or net income in measuring company results.

	(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,
	2010	2009	2010	2009
Net Income attributable to VCG stockholders	$1,918,482	$632,227	$1,306,336	$2,047,683
Add back:
Depreciation	429,087	419,480	1,319,110	1,270,503
Amortization of non-compete agreements	3,500	4,259	12,018	12,776
Amortization of leasehold rights and liabilities, net	(38,764)	(48,606)	(141,790)	(147,588)
Amortization of loan fees	13,916	52,621	48,413	174,524
Interest expense	680,012	785,342	2,072,913	2,507,242
Total income tax expense	377,448	325,246	511,100	1,191,155

EBITDA before non-cash impairment charges	$3,383,681	$2,170,569	$5,128,100	$7,056,295
Add back:
Total non-cash impairment charges	-	-	-	268,000

Total excluding non-cash impairment charges	$3,383,681	$2,170,569	$5,128,100	$7,324,295

Total revenue	$14,384,186	$13,408,673	$41,693,906	$40,212,312
EBITDA as a percentage of revenue	23.5%	16.2%	12.3%	18.2%
     Another non-U.S. GAAP financial measurement used by the investment community is free cash flow. The following table calculates free cash flow for the Company for the periods ended September 30, 2010 and 2009. We use free cash flow calculations as one method of cash management to anticipate available cash, but caution investors that this free cash flow calculation may not be comparable to similarly titled calculations reported by other companies. Because this is a non-U.S. GAAP measure, free cash flow should not be considered as an alternative to the consolidated statement of cash flows.

	(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,
	2010	2009	2010	2009
EBITDA	$3,383,681	$2,170,569	$5,128,100	$7,324,295
Less:
Interest expense	680,012	785,342	2,072,913	2,507,242
Current income tax	(21,900)	(92,189)	100,100	81,054
Capital expenditures	293,839	121,941	838,372	602,111

Free Cash Flow	$2,431,730	$1,355,475	$2,116,715	$4,133,888

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     As of September 30, 2010, our Chief Executive Officer and Acting Principal Financial Officer (collectively, the “Certifying Officers”) conducted evaluations regarding the effectiveness of our disclosure controls and procedures. As defined under Sections 13a-15(e) and 15d-15(e) of the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, as of September 30, 2010, the Certifying Officer has concluded that our disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control Over Financial Reporting
     As previously reported, as part of the Company’s routine monitoring and evaluation of its internal control over financial reporting, the Company utilizes a third party consultant to test the Company’s internal controls and procedures. On March 21, 2010, following its monitoring of the closing of one of the Company’s nightclubs, the consultant informed the Company’s Chief Financial Officer that it believed a small amount of cash receipts from one of the nightclub’s cash registers was not being collected or recorded in accordance with the club’s recently installed POS system and the Company’s policies and procedures. The Company’s Audit Committee immediately conducted an investigation of this matter with the assistance of independent legal and forensic accounting advisors. Management fully cooperated with this investigation.
     The Audit Committee informed its independent registered public accounting firm, Causey Demgen & Moore Inc. (the “Auditor”), of the consultant’s findings and the results of the Audit Committee’s investigation. Neither the Company’s management, Audit Committee, nor the Auditor concluded that there was a material weakness in the Company’s internal control over financial reporting as of March 31, 2010. However, the Company concluded that the following significant deficiencies in the Company’s internal control over financial reporting existed as of March 31, 2010: (i) failure to collect and record certain cash receipts in accordance with the Company’s POS system and the Company’s policies and procedures; (ii) failure to record the expenditure of such cash receipts in accordance with the Company’s policies and procedures; and (iii) failure of management to prevent employees from engaging in such conduct after becoming aware of it. The investigation is complete, and the Company believes it has fully remediated the significant deficiencies by the following: (a) changes in procedures to require more documentation and reconciliation of cash receipts and inventory and (b) instituting a policy to obtain a quarterly signed attestation from all corporate employees, Area Directors and key club personnel as to (1) whether or not the employee has any knowledge of business activity that is not in accordance with company policies and procedures, and (2) knowledge of the Company’s Whistleblower Policy and how to report events. Further, the Board recently admonished the Company’s Chairman and Chief Executive Officer, Troy Lowrie, for being involved with or aware of violations of the Company’s policy regarding cash receipts and disbursements, not reporting the violations to the Board of Directors or Audit Committee, and violating the Company’s Code of Ethics.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Litigation
     Other than as set forth below, we are not aware of any pending legal proceedings against the Company, individually or in the aggregate, that would have a material adverse affect on our business, results of operations or financial condition.

Thee Dollhouse Productions Litigation
     On July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in the District Court of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. The lawsuit alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale and misappropriated Mr. Peter’s purported trade secrets. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an order granting summary judgment to VCG and dismissed Mr. Peter’s claims in their entirety. The court found that as a matter of law, VCG did not tortiously interfere with Mr. Peter’s contract with Regale and further found that VCG did not misappropriate trade secrets. Mr. Peters did not appeal that ruling and as such, the federal proceedings have concluded.
     Ancillary to this litigation, Thee Dollhouse filed a claim in arbitration in June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale filed a Motion to Stay Arbitration which was granted in part and denied in part, with the court staying arbitration as to Regale’s principal and denying the stay as to Regale. As a result, the arbitration as to Regale is proceeding. VCG is indemnifying and holding Regale harmless from this claim pursuant to the terms of the asset purchase agreement between Regale and RRC. The arbitration hearing was conducted between April 26 and 29, 2010. On June 28, 2010, the arbitration panel entered an award in favor of Thee Dollhouse N.C., Inc. and against Regale, Inc., awarding Thee Dollhouse N.C., Inc. damages in the amount of $2,102,476, plus costs of $32,390 for a total award of $2,134,866, plus interest at the North Carolina statutory rate. On July 14, 2010, Regale filed a petition in the United States District Court for the Eastern District of North Carolina challenging the award. Dollhouse N.C. and Mr. Peter have petitioned to confirm the arbitration award. All briefing has been completed and the matters are now under submission with the Court. It is presently unknown when the Court will rule. The Company and Regale presently intend to vigorously pursue all available appeals of this award. As of September 30, 2010, the Company has accrued $2,135,000, which is reported in the Unaudited Condensed Consolidated Statements of Income as Contingent Indemnification Claim. The Company is accruing interest on this potential liability.
Texas Patron Tax Litigation
     Beginning January 1, 2008, VCG’s Texas clubs became subject to a new state law requiring the Company to collect a five dollar surcharge for every club visitor. A lawsuit was filed by the Texas Entertainment Association, an organization in which the Company is a member, alleging that the surcharge is an unconstitutional tax. On March 28, 2008, the judge of the District Court of Travis County, Texas ruled that the new state law violates the First Amendment to the U.S. Constitution and therefore, the District Court’s order enjoined the state from collecting or assessing the tax. The State of Texas has appealed the District Court’s ruling. Under Texas law, when cities or the State of Texas give notice of appeal, the State of Texas intervenes and suspends the judgment, including the injunction. Therefore, the judgment of the District Court of Travis County cannot be enforced until the appeals are completed.
     The Company has filed a lawsuit to demand repayment of the paid taxes. On June 5, 2009, the Texas Third Court of Appeals (serving the Austin, Texas area) affirmed the District Court’s judgment that the Sexually Oriented Business Tax violated the First Amendment to the U.S. Constitution. The State of Texas appealed the Court of Appeals ruling to the Texas Supreme Court. On August 26, 2009, the Texas Supreme Court ordered both sides to submit briefs on the merits. The State’s brief was filed on September 25, 2009, and the Texas Entertainment Association’s brief was filed on October 15, 2009. On February 12, 2010, the Texas Supreme Court granted the State’s Petition for Review. Oral arguments of the case were heard on March 25, 2010, and the parties are currently awaiting a decision by the Texas Supreme Court.
The Company paid the tax for 2008 and the first three quarters of 2009 under protest and expensed the tax for such periods. For each quarter since December 31, 2009, the Company accrued the tax and filed the appropriate tax returns, but did not pay the State of Texas. As of September 30, 2010, the Company has approximately $271,000 in accrued but unpaid liabilities for this tax. The Company has paid approximately $401,000, under protest, to the State of Texas since the inception of this tax.
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

     In March 2009, VCG was placed under a similar nationwide DOL audit for all nightclub locations and its corporate office. All locations completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. A summary meeting was held with the DOL and Company counsel on March 19, 2010. The DOL presented its preliminary findings of violations. A meeting was held on May 20, 2010 in which DOL and Company counsel agreed to continue negotiations at a later date. The Company believes it has corrected all processes that resulted in the potential violations. This case is still in the investigatory state and no final determination can be made at this time of the outcome or any potential liability. After discussion with Company counsel on this case, the Company accrued $200,000 as of December 31, 2009, for potential wage/hour violations. This accrual and any estimate of potential liability have not changed as of September 30, 2010. The Company expected a resolution of this audit by August 30, 2010, but with the DOL administrative change in investigators, the settlement negotiation has now been extended. The Company expects to have a resolution by November 30, 2010.
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
     In July 2010, the Company received notice from the Texas Comptroller’s Office that the audit period would be extended to include the period of October 1, 2006 to April 1, 2008, which period pre-dates the Company’s ownership of the club. Under the purchase agreement under which the Company acquired the club, the Company is fully indemnified by the seller for any liability arising for the additional period.
     The audit is incomplete; however, the Company accrued approximately $107,000 at March 31, 2010 of additional sales taxes for the period from the club’s acquisition in April 2008 through November 2009, an additional $4,000 at June 30, 2010 and an additional $4,000 at September 30, 2010. Management intends to vigorously defend the sales tax returns that is has previously filed during the audit period in the administrative review process.
Litigation Associated with the Proposed Going Private Transaction
     On August 13, 2010, the Company received a complaint filed in Colorado state court, First Judicial District, Jefferson County District Court challenging the Proposal (as defined in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements). The complaint was filed by David Cohen, Timothy Cunningham, Gene Harris, Dean R. Jakubczak and William C. Steppacher, Jr. derivatively on behalf of the Company and as a class action on behalf of themselves and other similarly situated shareholders against Troy Lowrie, each of the individual members of the Company’s Board of Directors and the Company (as a nominal defendant). In the complaint, the plaintiffs allege, among other things, that the individual Directors breached their fiduciary duties under Colorado law and that Mr. Lowrie has conflicts of interest in connection with the Proposal. The plaintiffs seek, among other relief, certification of the lawsuit as a class action with the plaintiffs as class representatives, an injunction preventing the Company’s Board of Directors from accepting the Proposal, an order requiring the Directors to fulfill their fiduciary duties, an accounting of alleged damages if the Company’s Board of Directors accepts the Proposal and an award of the plaintiffs’ attorneys’ and experts’ fees.
     To the best of the Company’s knowledge, as of the date hereof, neither the Company nor any of the individual defendants have been served with process. On October 19, 2010, the court issued an Order re Failure to Prosecute, directing the plaintiffs to show cause why the complaint should not be dismissed for failure to prosecute and giving the plaintiffs until November 19, 2010 to make such a showing, in the absence of which the case will be dismissed without prejudice and without further notice. The Company believes that the allegations set forth in the complaint are baseless and intends to mount a vigorous defense if and when process is served.
Johnson Litigation
     On October 27, 2010, a complaint was filed against the Company in the United States District Court for the District of Maine, Case No. 2:10-cv-00442 in a lawsuit captioned Johnson et al. v. VCG Holding Corp.. The company has not been formally served with the lawsuit, however, the company, via its attorneys, has agreed to accept service of the Complaint.

The complaint was filed by two former employees of one of the Company’s subsidiaries, KenKev II, Inc. d/b/a PT’s® Showclub Portland, Maine who allege that the Company misclassified them as tipped minimum wage employees while employed by the Company as disk jockeys and, as a result, failed to pay all wages due to them under applicable law. The action is plead as a class action, pursuant to Section 216(b) of the Fair Labor Standards Act (29 U.S.C. 216(b)), and seeks to certify a class action on behalf of all similarly situated employees who are employed by the Company nationwide. In addition, the two named plaintiffs allege that the Company failed to pay them all wages required to be paid to them under Maine law.
     The Company intends to deny all liability in this matter, however, it is cautioned that this matter is in its earliest stages and the Company’s ultimate liability cannot be predicted at this time. As such, the Company has not accrued anything related to this action.
Louisville Ordinance Litigation
     In 2004, Kentucky Restaurant Concepts, Inc. d/b/a PT’s® Showclub (“KRC”) filed suit in the Jefferson County Circuit Court challenging a recently enacted adult regulatory ordinance which would impose significant restrictions on adult entertainment in Jefferson County, Kentucky. The suit challenged the legality, under the Kentucky State Constitution, of certain restrictions that Jefferson County was seeking to impose on adult businesses, such as a substantial restriction on hours of operation, a prohibition on the sale of alcohol by adult entertainment establishments, and other similar restrictions, which in the view of management would likely result in decreased revenues. Initially a temporary injunction was issued prohibiting enforcement of the ordinance during the litigation. After substantial litigation, the Jefferson County Circuit Court upheld the constitutionality of the ordinance, but granted a stay on its implementation pending appeal. KRC along with other co-appellants appealed the order to the Kentucky Court of Appeal who affirmed the constitutionality of the ordinance. Thereafter, KRC and others appealed the decision to the Kentucky Supreme Court which held oral argument on the appeal in 2009. On April 22, 2010 the Kentucky Supreme Court affirmed in part, reversed in part and remanded the case to the lower court. The Kentucky Supreme Court’s ruling upheld the constitutionality of a majority of the restrictions. KRC and others have appealed the Kentucky Supreme Court’s decision to the United States Supreme Court.
     In addition to the matters described above, the Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes that any adverse or positive outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.
Item 1A. Risk Factors.
     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and during the nine months ended September 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     As previously announced, the Company’s Board of Directors adopted a stock repurchase program on July 26, 2007 pursuant to which the Company may repurchase up to the lesser of (a) 1,600,000 shares of its Common Stock or (b) an aggregate of $10,000,000 of Common Stock (the “Repurchase Program”). On September 29, 2008, the Company’s Board of Directors authorized the Company’s Executive Committee to repurchase, in its discretion, up to an aggregate of $1,000,000 of Common Stock pursuant to the Repurchase Program. On January 9, 2009, the Company’s Board of Directors authorized the Company’s Executive Committee to repurchase, in its discretion, up to an additional aggregate of $1,000,000 of Common Stock pursuant to the Repurchase Program. Further, on April 30, 2010 the Company’s Board of Directors authorized the Company’s Executive Committee to repurchase, in its discretion, up to an additional aggregate of $1,000,000 of Common Stock pursuant to the Repurchase Program (for a total amount of $3,000,000 of authorized purchases under the Repurchase Program).

     During the third quarter ended September 30, 2010, the Company repurchased an aggregate of 45,636 shares of Common Stock for an aggregate purchase price of $75,899 since the inception of the Repurchase Program. As a result, as of September 30, 2010, up to 240,439 shares of Common Stock or shares of Common Stock with an aggregate purchase price of approximately $7,118,232 (whichever is less) remain available for repurchase under the Repurchase Program. The Company’s Executive Committee has the authority to purchase shares of Common Stock with an aggregate purchase price of up to approximately $118,232 pursuant to the Board of Director’s September 2008, January 2009 and April 2010 authorizations under the Repurchase Program. Due to the potential sale of the Company (see Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Potential Sale of Company”) on July 21, 2010, the Company’s Board of Directors terminated it 10b5-1 plan and discontinued buying stock.
     The following table provides additional information about the Company’s purchases under the Repurchase Program for the third quarter ended September 30, 2010:

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased under the Plans or
Period	Shares Purchased(1)	per Share	Programs(1)	Programs
July 1 to 31, 2010	45,636	$1.66	45,636	240,439 shares or $7,118,232
Total	45,636	$1.66	45,636	240,439 shares or $7,118,232
(1) Unless noted, the Company made all repurchases in the open market.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. [Removed and Reserved].
     None.
Item 5. Other Information.
     On November 2, 2010, the Company extended the maturity dates of four loans from third parties, in an aggregate principal amount of approximately $350,000, all with the original maturity date of November 15, 2010. In all instances, the notes were transformed into demand notes. No other changes were made to the terms of these promissory notes. The Company has reported these promissory notes as current portion of long-term debt in the Unaudited Condensed Consolidated Financial Statements.
     On November 2, 2010, the Company prepaid two loans in full from a third party in the amount of $200,000, evidenced by two promissory notes bearing interest at 10%. These notes were unsecured. The maturity dates were November 15, 2010.
     On November 2, 2010, the Company prepaid a loan in full from a third party in the amount of $100,000, evidenced by a promissory note bearing interest at 11%. This note was secured by the general assets of the Company and the cash flow and 100% of the shares of common stock of Manana Entertainment, Inc. The maturity date was November 15, 2010.
     On November 6, 2010, the Company extended the maturity date on a loan from a third party with a current balance of $150,000, with the original maturity date of November 6, 2010. The note was transformed into a demand note. No other changes were made to the terms of the note. The Company reported this promissory note as current portion of long-term debt in the Unaudited Condensed Consolidated Financial Statements.
     On November 9, 2010, the Company entered into the Merger Agreement, as more fully described in Note 10 of the Notes to Unaudited Condensed Consolidated Financial Statements under “Potential Sale of Company.”

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

VCG HOLDING CORP.
Date: November 12, 2010	By:	/s/ Troy Lowrie
Troy Lowrie
Chairman of the Board and Chief Executive Officer (Authorized Officer, Principal Executive Officer and Acting Principal Financial Officer)