Form 10-K
period 2010-12-31
VCG HOLDING CORP
filed 2011-03-30
CIK 1172852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One):

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     The aggregate market value of the voting common equity held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 30, 2010, was $18,779,125 (computed by reference to the average sale price as reported on the NASDAQ Global Market). As of March 29, 2011, there were 16,292,071 shares of the registrant’s Common Stock, par value of $.0001 per share, outstanding.

VCG HOLDING CORP.
FORM 10-K

PART I
Forward-Looking Statement Disclaimer
     In this report, references to “VCG Holding Corp,” “VCG”, the “Company,” “we,” “us,” and “our” refer to VCG Holding Corp. and its subsidiaries.
     This Annual Report on Form 10-K and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
     These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the ready-mix concrete and the heavy highway construction business are very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
Item 1. Business
General Information
     Our Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April 2002. The Company, through its subsidiaries, owns 19 adult nightclubs that offer quality live adult entertainment, restaurant and bar operations. Our nightclubs are located in Colorado, California, Florida, Illinois, Indiana, Kentucky, Minnesota, North Carolina, Maine, and Texas.
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

Business
     We operate the following nightclubs:

Name of Nightclub	Date Acquired	Nightclub Type
PT’s® Showclub in Indianapolis, Indiana	2002	B
PT’s® Brooklyn in Brooklyn, Illinois	2002	B
PT’s® All Nude in Denver, Colorado	2004	C
The Penthouse Club® in Glendale, Colorado	2004	A
Diamond Cabaret® in Denver, Colorado	2004	A
PT’s® Appaloosa in Colorado Springs, Colorado	October 2006	B
PT’s® Showclub in Denver, Colorado	December 2006	B
PT’s® Showclub in Louisville, Kentucky	January 2007	B
Roxy’s in Brooklyn, Illinois	February 2007	B
PT’s® Showclub in Centreville, Illinois	February 2007	B
PT’s® Sports Cabaret in Sauget, Illinois	March 2007	B
The Penthouse Club® in Sauget, Illinois	March 2007	A
The Men’s Club® in Raleigh, North Carolina	April 2007	A
Schiek’s Palace Royale in Minneapolis, Minnesota**	May 2007	A
PT’s® Showclub in Portland, Maine	September 2007	B
PT’s® Showclub in Hialeah, Florida	October 2007	B
La Boheme Gentlemen’s Club in Denver, Colorado	December 2007	B
Jaguar’s Gold Club in Dallas, Texas (“Manana”)	April 2008	C
Imperial Showgirls Gentlemen’s Club in Anaheim, California	July 2008	C
Jaguar’s Gold Club in Ft. Worth, Texas (“Golden”)*	September 2007	C

*	- sold on July 16, 2010

**	- signed an Asset Purchase Agreement to sell March 22, 2011 (see Note 15 of the Notes to the Consolidated Financial Statements under “Subsequent Events.”
     The Company classifies its nightclubs into three tiers called A, B, and C nightclubs. Type “A” nightclubs’ characteristics include larger facilities with a variety of entertainment and performers. “A” nightclubs include a restaurant with an onsite chef preparer. Furthermore, “A” type nightclubs offer high-label cigars, VIP facilities, and specialty suites. Type “B” nightclubs have smaller facilities. Food service is limited or not provided, but the facility serves alcohol. These nightclubs are a topless format. Type “C” nightclubs do not provide alcoholic beverages, except for our Texas location that follows the “Bring Your Own Bottle” (“B.Y.O.B.”) format. This nightclub is “all-nude.”
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
     In June 2002, the Company formed VCG Real Estate Holdings, Inc. (“VCG-RE”), a wholly-owned subsidiary that owns the land and buildings housing two of our nightclubs.
     The Company has one reportable segment. Our nightclubs are distinguished by the following features:
•
Facilities — Our nightclub facilities are within ready access to the principal business, tourist and/or commercial districts in the metropolitan areas in which they are located. The facilities have state-of-the-art sound systems, lighting and professional stage design. Our nightclubs maintain an upscale level of décor and furnishings to create a professional appearance. Three of our nightclubs offer VIP rooms. Our VIP rooms are open to individuals who purchase annual memberships. They offer a higher level of service and are elegantly appointed and spacious.

•
Professional On-Site Management — Our nightclubs are managed by persons who are experienced in the restaurant and/or hospitality industry. The managers for the nightclubs are responsible for maintaining a quality and professionally run nightclub. At a higher level, our area directors oversee the management of several nightclubs within a specified geographical area. The Company currently has twelve area directors who have twelve to twenty-eight years of experience in the industry.

•
Food and Beverage Operations — Many of our nightclubs offer a first-class bar and food service. Five of our nightclubs offer a full service restaurant that provides customers with exceptional food, service and luxury. At most locations, we provide a selective variety of food including, but not limited to, hot and cold appetizers, pizza, and other limited food choices. Some of our nightclub operations do not have liquor licenses. Those of our nightclubs that carry B.Y.O.B. permits sell non-alcoholic beverages. Experienced chef and bar managers are responsible for training, supervising, staffing, and operating the food and beverage operations at each nightclub.

•
Entertainment — Our nightclubs provide a high standard of attractive, talented, and courteous female and male performers and servers. We maintain the highest standards for appearance, attitude, demeanor, dress, and personality. The entertainment encourages repeat visits and increases the average length of a patron’s stay. Performers who work at our nightclubs are experienced entertainers.

Working Capital
     We have historically reported negative working capital, where current liabilities exceed current assets. This is consistent with other businesses in our industry that report a working capital deficit, which increases net cash provided by operating activities. This is because we receive immediate cash payment for sales, while inventories, accrued expenses, and other current liabilities normally carry longer payment terms.
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
     We believe that operational and accounting controls are essential to the successful operation of a cash intensive nightclub and bar business. IEC has also developed and implemented internal operating and accounting controls to track cash, credit card transactions, and food and beverage inventory. We have installed an Aloha point of sale system, including restaurant fraud tracking software, in all our nightclubs. These controls also help to maintain the accuracy of our operating and accounting records. IEC has developed other special software programs to capture operating information and generate reports for efficient management and control of the nightclubs. We review all revenue information on a daily basis by nightclub.
Patents, Trademarks, Licenses and Royalty Agreements
     Under the terms of a 2003 Licensing Agreement and in consideration of royalty payments to General Media Communications, Inc., Penthouse granted us a five-year non-exclusive license, renewable in five years, for the use of the registered trademarks “Penthouse,” “Pet of the Month,” “Pet of the Year,” “Three-Key Logo,” and “One-Key Logo” in our nightclub operations in Denver, Colorado and the St. Louis area. The royalty payments are based on a percentage of revenue. We also have permission to use the name “Jaguar’s Gold Club” for our nightclub located in Dallas, Texas without a fee.

     The “Diamond Cabaret®” name and “PT’s®” name and logo are trademarks registered with the U.S. Patent and Trademark Office. We have an indefinite license from Club Licensing, LLC, which is controlled and majority-owned by Troy Lowrie, who is a significant stockholder and our Chairman of the Board and CEO, to use the “PT’s®” trademark for a fee. Roxy’s is a service mark registered with the State of Illinois and is also owned by Club Licensing, LLC. The fee was established in 2006 and approved by the independent members of our board of directors (“board”). The licensing fee amount has not changed since approved in 2006. The Men’s Club® has an annually renewable license from the Texas Richmond Corporation.
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
     The Company does not pay royalties for the use of the owned trade names on its own products and services. The trade names are valuable in the operation of the nightclubs and their dealings with customers. We have valued the three trade names using the “income approach.” The income approach is based on the premise that free cash flow is a more valid criterion for measuring value than “book” or accounting profits. The after-tax nightclub free cash flows were discounted back to their net present value at an appropriate intangible rate of return to estimate the fair value of the trade names. All trade names have indefinite lives based on management’s expectations that we will continue using the trade names in the future.
     Our nightclubs hold several licenses (including liquor, dance, and cabaret licenses) that are essential to the operation of our business. Dance or cabaret licenses are not saleable, yet they can be transferred if a nightclub is transferred with approval. We estimated the fair value of cabaret licenses by using a variation of the income approach called the excess earnings method. This approach measures the present worth and anticipated future benefits of the license. The appropriate expenses were deducted from the sales attributable to the licenses and economic rents were charged for the use of other contributory assets. Economic rents are charges in the form of an expense to account for the assets’ reliance on other tangible and intangible assets in order to generate sales. The nightclub after-tax cash flows attributable to the assets were discounted back to their net present value at an appropriate intangible asset rate of return and summed to indicate a value for the licenses. All licenses have indefinite lives based on management’s expectations that we will continue using the licenses in the future.
Seasonality
     We do not consider our business to be seasonal; however, severe winter weather can limit customers from visiting our nightclubs.
Customers
     The business of the Company taken as a whole, or any individual nightclub, is not dependent upon any single customer or a few customers.
Competition
     The adult nightclub entertainment business is highly competitive with respect to price, location and quality of the facility, entertainment, service, and food and beverages. Due to the highly fragmented nature of the adult nightclub industry, exact industry details are sparse about the actual number of operating nightclubs in the United States. However, various sources state that there are approximately 3,000 to 4,000 adult nightclubs in the United States with no clear industry leader. We have many competitors in the metropolitan areas in which we are located and/or intend to expand. Our current nightclubs compete with locally owned nightclub owners. Two of our locations compete with nightclubs owned by Rick’s Cabaret International, Inc. (“Ricks”). Changes in customer preferences, economic conditions, demographic trends, and the location, number of, and quality of competing nightclubs could adversely affect our business, as could a shortage of experienced local management and hourly employees. We believe that our nightclubs enjoy a high level of repeat business and customer loyalty due to our upscale restaurant atmosphere, food quality, premium entertainment, perceived price-value relationship, and efficient service. Although we believe that we are well positioned to compete successfully, there can be no assurance that we will be able to maintain our high level of name recognition and prestige within the marketplace.

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
Employees and Independent Contractors
     As of March 29, 2011, we had approximately 868 employees, of which 122 were full-time management employees including corporate and administrative operations, and approximately 746 who were engaged in entertainment, food, and beverage service, including bartenders and waitresses. None of our employees are represented by a union nor have we ever suffered a work stoppage. Our entertainers in Minneapolis, Minnesota act as commissioned employees. As of March 29, 2011, we had independent contractor relationships with approximately 2,000 entertainers in other states, who are self-employed and perform at our locations on a non-exclusive basis. Independent contractors/entertainers pay a fee to the nightclub to perform.
Potential Sale of the Company
     On November 9, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Family Dog, LLC (“Parent”), FD Acquisition Co. (“Merger Sub”), the Company’s Chairman of the Board and Chief Executive Officer, Troy Lowrie, and the Company’s President and Chief Operating Officer, Micheal Ocello. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are currently owned and controlled by Mr. Lowrie.
     Pursuant to the Merger Agreement, as of the effective time of the Going Private Transaction, each issued and outstanding share of the Company’s Common Stock, par value $0.0001 per share (collectively, the “Common Stock”), except for any shares of Common Stock held by Parent and Dissenting Shares (as such term is defined in the Merger Agreement) will be converted into the right to receive a cash payment in the amount of $2.25 per share, without interest (the “Going Private Consideration”).
     The Company’s board of directors (with Troy Lowrie abstaining from voting) unanimously approved the Going Private Transaction and the Merger Agreement following the unanimous recommendation of a special committee comprised entirely of independent members of the Company’s board of directors (the “Special Committee”). Before the Company’s board of directors unanimously approved the Going Private Transaction and the Merger Agreement, the Special Committee and the Company’s board of directors received an opinion from an independent financial advisor to the effect that, based on and subject to the various assumptions and qualifications set forth therein, as of the date of such opinion, the Going Private Transaction Consideration to be received by the Company’s stockholders in the Going Private Transaction is fair to such stockholders from a financial perspective. On March 1, 2011, the independent financial advisor delivered a supplemental opinion letter to the Special Committee confirming its prior conclusion regarding the fairness of the Going Private Transaction consideration after taking into account developments since November 9, 2010.
     The transaction is expected to close in the second quarter of 2011. Upon the closing of the Going Private Transaction, the Company’s Common Stock will no longer be traded on the NASDAQ Global Stock Market and the Company will cease reporting to the U.S. Securities and Exchange Commission.

     On March 18,2011, the Company filed its definitive proxy statement for the to-be-held special meeting of the Company’s stockholders at which the stockholders will consider and vote on approval of the Going Private Transaction and an accompanying Transaction Statement on Schedule 13E-3. The terms of the Going Private Transaction and the Merger Agreement are more fully set forth in the Company’s Current Report on Form 8-K filed on November 10, 2010, proxy statement and Schedule 13E-3. The Company cautions investors that no assurance can be given that the Going Private Transaction will be consummated.
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
The process of consummating the Going Private Transaction or any other transaction, as well as the failure to successfully consummate such a transaction, could adversely affect our business.
     The process of consummating the Going Private Transaction or any other transaction resulting from the processes conducted by the legal and financial advisors to the Special Committee of our board could cause disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether the Going Private Transaction or any alternative transaction will be completed may cause current and prospective employees and members of management to become uncertain about their future roles with the Company if the transaction is completed. This uncertainty could adversely affect our ability to retain employees, members of management, and our relationships with customers and vendors. In addition, despite the fact that a Special Committee has been formed to manage and oversee any transaction and the Special Committee is being advised by outside professionals, the attention of management and other resources may be directed toward a potential transaction and diverted from day-to-day operations. Further, the costs associated with these processes are expected to be considerable, regardless of whether any transaction is approved or consummated. There is no assurance that the Going Private Transaction or any other transaction will occur. If the Going Private Transaction or any other transaction is not completed, the share price of our Common Stock may change to the extent that the current market price of our Common Stock reflects an assumption that a transaction will be completed. Finally, a failed transaction may result in negative publicity and/or a negative impression of us in the investment community. All of the foregoing could materially adversely affect our business, results of operations and financial condition.
We are subject to litigation related to the Going Private Transaction, which could affect our ability to consummate a transaction, force us to rescind a transaction if it is consummated before the conclusion of the litigation or otherwise adversely affect our business or stock price.
     As previously disclosed in Current Reports on Form 8-K, our recently filed proxy statement for a special meeting of our stockholders and Item 3 of this Annual Report, two complaints have been filed relating to the Going Private Transaction. The defendants in these lawsuits include among combinations of the Company, the members of the Company’s board, Troy Lowrie, the Company’s Chairman and CEO, Micheal Ocello, the Company’s President and Chief Operating Officer, and certain entities involved in the Going Private Transaction. Among other things, the complaints seek to enjoin the Company, its directors, and certain of its officers from consummating the proposed Going Private Transaction. Additional lawsuits pertaining to the Going Private Transaction could be filed in the future or the existing lawsuits could affect the proposed Going Private Transaction.
     Although the state and federal court lawsuits challenging the Going Private Transaction have been settled by the parties to these lawsuits (as more fully described in “Item 3. Legal Proceedings”), there is no assurance that the court will approve the settlement and permit the dismissal of these lawsuits. In such event, the Company could be required to incur significant additional costs and expenses, as well as the diversion of the attention of the Company’s management and other resources, as a result of these lawsuits. Further, the Company could be prohibited from consummating the Going Private Transaction or, once it has been consummated, the Company could be forced to rescind it. The Company could also be required to pay damages to the plaintiffs if the settlement is not approved by the court and the Company is not successful in defending these lawsuits.

Anyone buying shares of our Common Stock for more than $2.25 per share is unlikely to receive more than $2.25 per share for such stock for as long as the merger agreement remains in effect.
     The merger agreement provides that upon consummation of the Going Private Transaction, each share of our Common Stock (except for shares owned by us, Messrs. Lowrie and Ocello, certain of their affiliates, and stockholders that are eligible to and elect to invoke dissenters’ rights), will be cancelled and converted into the right to receive $2.25 in cash, without interest (and less applicable withholding taxes). It is likely that the Going Private Transaction consideration will act as a cap on the market price of our Common Stock until the Going Private Transaction is consummated or the merger agreement terminated. Therefore, it is unlikely that anyone selling shares of our Common Stock before consummation of the Going Private Transaction will receive more than $2.25 per share.
We have had limited operations which makes our future operating results difficult to predict.
     Our Company was incorporated under the laws of the State of Colorado in 1998, but did not begin its operations until April 2002. The Company, through its subsidiaries, currently owns (in total or in partnerships) and operates 19 adult nightclubs that offer quality live adult entertainment, restaurant, and bar operations.
     We have a limited operating history and face the risk and uncertainties of other early-stage companies. Because of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls. Our budgeted expense levels are based in part on our expectations concerning future revenues. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for our services would decrease our revenues and could have an immediate and material adverse effect on our business, results of operations, and financial condition. To the extent that expenses precede, or are not rapidly followed by, increased revenue, our business, results of operations, and financial condition may be materially adversely affected.
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
     Our business is materially affected by conditions in the U.S. financial markets and economic conditions generally. In the past 36 months, these conditions have changed suddenly and negatively. The ongoing financial crisis and the loss of confidence in the stock market has increased our cost of funding and limited our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. Increases in funding costs and limitations on our access to liquidity could have a negative impact on our earnings and our ability to acquire additional nightclubs. In addition, the deteriorating general economic conditions in the United States has caused a drop in consumer spending in general, and discretionary spending in particular. This has caused a decline in the number of patrons at our nightclubs and the amount of money spent by them. Further, our nightclubs located in geographical areas suffering from proportionally worse economic conditions when compared to the United States in general have experienced larger declines in operating revenues. Overall, the economic environment during our 2010 fiscal year has been slightly adverse for our business compared to the previous year and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be slightly adversely affected.
     Our nightclubs were acquired with a purchase price based on historical EBITDA. This results in each nightclub carrying a substantial amount of intangible value, mostly allocated to licenses and goodwill. Generally accepted accounting principles require an annual impairment review of these indefinite lived assets. In performing the Company’s annual impairment assessment at December 31, 2010 in accordance with ASC Topic 350, the Company determined that no impairment had occurred. If difficult market and economic conditions continue in 2011 and/or we experience a decrease in revenue at one or more nightclubs, we could incur a decline in fair value of one or more of our nightclubs. This could result in a future impairment charge of up to the total value of the indefinite lived intangible assets.
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
     Beginning January 1, 2008, our Texas nightclub became subject to a new state law requiring each nightclub to collect a five dollar surcharge for every nightclub visitor. We have filed a tax protest suit against this “patron tax,” and the suit has been stayed by agreement until the Texas Supreme Court resolves the underlying case. This trend is spreading to other states to enact similar surcharges or admission fee taxes. Currently, the Company is not passing this surcharge on to our customers and we are absorbing this expense. Our profitability could be negatively impacted if this surcharge continues in Texas and spreads to other states in which the Company operates.
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
     Our success will depend, to a significant extent, on the efforts and abilities of Troy Lowrie, our Chairman of the Board and CEO, and Micheal Ocello, our President and Chief Operating Officer. The loss of the services of Messrs. Lowrie and/or Ocello or our inability to recruit and train additional key personnel in a timely fashion could have a material and continuing adverse effect on our business and future prospects. A loss of one or more of our current officers or key personnel could severely and negatively impact our operations. Messrs. Lowrie and Ocello have limited experience managing a public company subject to the SEC’s periodic reporting obligations.

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
     We have engaged in several transactions with Lowrie Management LLLP, which is controlled and majority owned by Troy Lowrie, who is a significant stockholder, and our Chairman of the Board and CEO. Additionally, Mr. Lowrie and Lowrie Management LLLP are parties to the Going Private Transaction and will become indirect owners of the Company, if and when the Going Private Transaction closes. Conflicts of interest may arise between Mr. Lowrie’s duties to our Company and his duties to Lowrie Management LLLP, or his interest as an owner of Lowrie Management LLLP or as a potential acquirer of the Company’s Common Stock in the Going Private Transaction. Because Mr. Lowrie is a director and the CEO of our Company, he has a duty of loyalty and care to us under Colorado law when there are any potential conflicts of interest between our Company and Lowrie Management LLLP. We cannot give you assurance that when conflicts of interest arise, Mr. Lowrie will act completely in our interests or that conflicts of interest will be resolved in our favor. In addition, Mr. Lowrie could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between Mr. Lowrie and us, we would have to rely on legal proceedings which could disrupt our business.
Several of our landlords and lenders have required Mr. Lowrie’s continued management role with our Company in order to avoid a default or acceleration of our obligations under certain of our leases or loan agreements.
     As of March 29, 2011, Mr. Lowrie beneficially owns approximately 30.3% of our issued and outstanding Common Stock. In addition, he is our Chairman of the Board and CEO. The interests of Mr. Lowrie may differ from the interests of other stockholders. Because of his significant ownership of our Common Stock, Mr. Lowrie will have the ability to significantly influence virtually all corporate actions requiring stockholder approval, including the following actions:
•	election of our directors;
•	amendment of our organizational documents;
•	the Going Private Transaction or the sale of our assets or other corporate transaction; and
•	control of the outcome of any other matter submitted to the stockholders for vote.
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
Our business plan and proposed strategy have not been independently evaluated.
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

     These provisions in the Company’s Articles of Incorporation and the stand-alone indemnification agreements may have the effect of reducing the likelihood of derivative litigation against directors and executive officers, and may discourage or deter stockholders or management from bringing a lawsuit against directors and executive officers even though such an action, if successful, might otherwise have benefited our stockholders. We also note that our directors and Troy Lowrie, the Company’s Chairman of the Board and CEO, are currently defendants in one or more lawsuits in connection with the Going Private Transaction, as further discussed in another risk factor and elsewhere in this Annual Report on Form 10-K. The Company may be required to advance expenses to and indemnify the directors and Mr. Lowrie from expenses involved in defending against such lawsuits. Any amount we are required to pay or advance to a director or executive officer pursuant to these provisions will be diverted from the Company’s operating capital and will have an adverse effect on the Company’s cash flow and results of operation. While the Company has obtained directors’ and officers’ insurance to protect against this occurrence, there can be no assurance that our directors’ and officers’ insurance will cover a claim made for indemnification or be sufficient to cover the entire amount claimed for indemnification.
     We have been informed that the SEC has the opinion that indemnification of liabilities to executive officers or directors under the Securities Exchange Act of 1933, as amended (the “Securities Act”), to be against public policy as expressed in the Securities Act and therefore are unenforceable.
We could use the issuance of additional shares of our authorized stock to deter a change in control.
     As of March 29, 2011, we have 16,292,071 shares of Common Stock outstanding, out of a total of 50,000,000 shares of Common Stock authorized, and zero shares of Series A preferred stock, out of a total of 1,000,000 shares authorized for future issuance under our Articles of Incorporation. This does not include 224 shares of Common Stock reserved for issuance under our 2002 Stock Option and Stock Bonus Plan, 2,708 shares of Common Stock reserved for issuance under our 2003 Stock Option and Stock Bonus Plan, and 906,667 shares of Common Stock reserved for issuance under our 2004 Stock Option and Appreciation Rights Plan. In addition, our board is authorized to issue “blank check” preferred stock, with designations, rights, and preferences as they may determine. Accordingly, our board may, without stockholder approval, issue shares of preferred stock with dividend, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. This type of preferred stock could also be issued to discourage, delay, or prevent a change in our control. The ability to issue “blank check” preferred stock is a traditional anti-takeover measure. These provisions in our charter documents make it difficult for a majority stockholder to gain control of the board and of our Company. The issuance of additional shares would make it more difficult for a third party to acquire us, even if its doing so would be beneficial to our stockholders.
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
     The SEC rules and the NASDAQ Global Stock Market’s continued listing requirements require, among other things, that a majority of the members of our board are independent and that our audit committee consists entirely of independent directors. We know that we currently comply with the SEC and NASDAQ requirements regarding director independence. However, in the event that we do not remain in compliance with these requirements, our executive officers could establish policies and enter into transactions without the requisite independent review and approval. This could present the potential for a conflict of interest between us and our stockholders generally and our executive officers, stockholders, or directors.
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
     The Company is currently non-compliant with NASDAQ Marketplace Rule 5605(c)(2)(A), which requires listed Companies have at least three audit committee members.
Securities analysts may not initiate coverage or continue to cover our Common Stock, and this may have a negative impact on our Common Stock’s market price.
     The trading market for our Common Stock depends, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these analysts. Currently, we have no analyst firm covering the Company. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline. If the analyst ceases to cover us or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
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
     A significant amount of our Common Stock may be eligible for sale under Rule 144 promulgated under the Securities Act at different times in the future and its sale could depress the market price of our Common Stock. Provided that all applicable Rule 144 conditions are satisfied, we believe that stockholders holding 16,292,071 shares of our issued and outstanding shares of Common Stock are currently eligible to sell their shares. The Company issued no stock in 2010.
     We also have issued stock options convertible into an aggregate of 231,500 shares of our Common Stock at an exercise price of between $10 and $13 per share. As of December 31, 2010, there were 31,090 of the stock options exercisable but the remaining 200,410 vest and become exercisable between January 2011 and January 2015. All option exercise prices substantially exceed the market price of our Common Stock on March 29, 2011.
     The market price of our Common Stock could decline as a result of sales of substantial amounts of our Common Stock in the public market, or as a result of the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of Common Stock. As of March 29, 2011, we have 50,000,000 authorized shares of which 16,292,071 shares of Common Stock are issued and outstanding.
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

Our stock price has been volatile and may fluctuate in the future.
     The trading price of our securities may fluctuate significantly. This price may be influenced by many factors, including:
•	our performance and prospects;
•	the depth and liquidity of the market for our securities;
•	sales by selling stockholders of shares issued or issuable in connection with our private placements;
•	the Going Private Transaction and any public announcements related thereto or any other transaction;
•	investor perception of us and the industry in which we operate;
•	changes in earnings estimates or buy/sell recommendations by the analyst;
•	general financial and other market conditions; and
•	domestic and international economic conditions.
     Public stock markets have experienced and are currently experiencing substantial price and trading volume volatility. These broad market fluctuations may adversely affect the market price of our securities. Further, if the Going Private Transaction or any alternative transaction is not completed, the share price of our Common Stock may change, to the extent that the current market price of our Common Stock reflects an assumption that a transaction will be completed. Fluctuations in our stock price may have made our stock attractive to momentum, hedge, or day-trading investors who often shift funds into and out of stocks rapidly, exacerbating price fluctuations in either direction particularly when viewed on a quarterly basis.
Other Risk Factors May Adversely Affect Our Financial Performance.
     Other risk factors that could cause our actual results to differ materially from those indicated in the forward-looking statements by affecting, among many things, pricing, consumer spending, and consumer confidence, include, without limitation, changes in economic conditions and financial and credit markets, credit availability, increased fuel costs and availability for our employees, customers and suppliers, health epidemics or pandemics or the prospects of these events (such as reports on avian flu), consumer perceptions of food safety, changes in consumer tastes and behaviors, governmental monetary policies, changes in demographic trends, terrorist acts, energy shortages and rolling blackouts, and weather (including major hurricanes and regional snow storms) and other acts of God.
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
     We own the real property on which we operate two company-owned adult entertainment nightclubs located in Illinois and Indiana and the building in Texas.

     The table contains specifics about our leased and owned adult nightclub locations:

Name/Club Ownership	Lease Information
PT’s® Brooklyn Platinum of Illinois, Inc. Acq. Date: 5/1/02 Location: Brooklyn, IL Sq. Ft.: 9,000 Building owned by VCG: Yes	An Illinois corporation and wholly-owned subsidiary of VCG.

PT’s® Showclub Indy Restaurant Concepts, Inc. Acq. Date: 6/30/02 Location: Indianapolis, IN Sq. Ft.: 9,200 Building owned by VCG: Yes	An Indiana corporation and wholly-owned subsidiary of VCG. VCG Real Estate leases a portion of the building that is not used by the nightclub operation to an unaffiliated third party.

PT’s® All Nude VCG Restaurants Denver, Inc. Acq. Date: 6/30/04 Location: Denver, CO Sq. Ft.: 8,000 Building owned by VCG: No
A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $14,500 per month. The regular lease term expired in January 2010 but the Company exercised a five year extension option and the lease now will expire in January 2015. The base rent for each subsequent lease year during the option period commencing February 2010 and every February 1st will increase by the percentage increase in the Consumer Price Index (“CPI”) for the month of February immediately preceding the adjustment date, and the CPI for the month of February for the year preceding the adjustment date.

The Penthouse Club® Glendale Restaurant Concepts, LP Acq. Date: 6/30/04 Location: Glendale, CO Sq. Ft.: 9,600 Building owned by VCG: No
A Colorado limited partnership and 98% owned subsidiary of VCG, including the 1% general partnership interest. The building is leased from Lowrie Management LLLP, controlled by our Chairman of the Board and CEO, Troy Lowrie, currently for $13,500 per month. The lease term expires September 2014 and has three options to extend that expire September 2029. The base rent adjusts every five years. The rent from years one to five was $12,000 per month, years six to ten is $13,500 per month, years eleven to fifteen (option 1) is $15,000 per month, years sixteen to twenty (option 2) is $16,500 per month, and years twenty-one to twenty-five (option 3) is $18,000 per month.

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

Diamond Cabaret® Glenarm Restaurant, LLC Acq. Date: 10/8/04 Location: Denver, CO Sq. Ft.: 33,000 Building owned by VCG: No
A Colorado limited liability company and 90% owned subsidiary of VCG. The building is leased from an unaffiliated third party for $45,000 per month. The lease term expires October 2014 and has three options to extend that expire October 2029. The base rent adjusts every five years. The rent from years one to five was $40,000 per month, years six to ten is $45,000 per month, years eleven to fifteen (option 1) is $50,000 per month, years sixteen to twenty (option 2) is $55,000 per month, and years twenty-one to twenty-five (option 3) is $60,000 per month.

PT’s® Show Club Denver Restaurant Concepts, LP Acq. Date: 12/28/06 Location: Denver, CO Sq. Ft.: 20,720 Building owned by VCG: No
A Colorado limited partnership and 98% owned subsidiary of VCG. The building is leased from Lowrie Management LLLP, controlled by our Chairman of the Board and CEO, Troy Lowrie, currently for $17,500 per month. This square footage includes nightclub, office and storage space. The lease term expires December 2014, and has three options to extend that expire December 2029. The base rent adjusts every five years. The rent from years one to five was $15,000 per month, years six to ten is $17,500 per month, years eleven to fifteen (option 1) is $20,000 per month, years sixteen to twenty (option 2) is $22,500 per month, and years twenty-one to twenty-five (option 3) is $25,000 per month.

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

PT’s® Showclub Kentucky Restaurant Concepts, Inc. Acq. Date: 1/2/07 Location: Louisville, KY Sq. Ft.: 23,000 Building owned by VCG: No
A Kentucky corporation and 100% owned subsidiary of VCG. The building is leased from Lowrie Management LLLP, controlled by our Chairman of the Board and CEO, Troy Lowrie, currently for $7,500 per month. The lease term expires December 2016 and has three five year options to extend that expire December 2031. The base rent adjusts every five years. The rent from years one to five is $7,500 per month, years six to ten is $8,750 per month, years eleven to fifteen (option 1) is $10,000 per month, years sixteen to twenty (option 2) is $11,250 per month, and years twenty one to twenty-five (option 3) is $12,000 per month.

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

The Men’s Club® Raleigh Restaurant Concepts, Inc. Acq. Date: 4/16/07 Location: Raleigh, NC Sq. Ft.: 21,200 Building owned by VCG: No
A North Carolina corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $6,000 per month. This lease has options to renew for ten consecutive renewal terms of five years each that expire January 2062. The base rent adjusts every five years by $250 per month after January 2017 with a maximum of $8,250 per month. The Company also has a separate lease for the parking premises currently for $20,750 per month. This lease expires January 2012 and has ten consecutive renewal terms of five years each that expire on January 2062. The base rent adjusts every year by $500 per month with a maximum of $45,750 per month.

Schiek’s Palace Royale Classic Affairs, Inc. Acq. Date: 5/30/07 Location: Minneapolis, MN Sq. Ft.: 23,000 Building owned by VCG: No
A Minnesota corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $25,000 per month. The building lease term expires June 2012 and has three five year options to extend that expire June 2027. The base rent adjusts every five years. The rent from one to five years is $25,000 per month, years six to ten (option 1) is $27,750 per month, years eleven to fifteen (option 2) is $30,000 per month, and years sixteen to twenty (option 3) is $33,000 per month. On March 22, 2011, The Company signed an Asset Purchase Agreement to sell (see Note 15 of the Notes to the Consolidated Financial Statements under “Subsequent Events.”

PT’s® Showclub Kenkev II, Inc. Acq. Date: 9/14/07 Location: Portland, ME Sq. Ft.: 13,000 Building owned by VCG: No
A Maine corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $16,118 per month. The lease term expires September 2032 and has two options to extend that expire September 2042. The base rent adjusts every year by 3% after the first year of the lease.

PT’s® Showclub Kenja II, Inc. Acq. Date: 10/29/07 Location: Miami, FL Sq. Ft.: 7,600 Building owned by VCG: No
A Florida corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $10,927 per month. The lease term expires October 2032 and has two options to extend that expire October 2042. The base rent adjusts every year by 3% after the first year of the lease.

La Boheme Gentlemen’s Club Stout Restaurant Concepts, Inc. Acq. Date: 12/21/07 Location: Denver, CO Sq. Ft.: 6,200 Building owned by VCG: No
A Colorado corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $17,000 per month. The lease term expires August 2016. The rent from years one to three was $12,000 per month, years four to six was $15,000 per month, years seven to nine is $21,000 per month, years ten to eleven is $20,000 per month, and years twelve to fifteen is $21,000 per month.

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

Imperial Showgirls Gentlemen’s Club VCG-IS, LLC Acq. Date: 7/28/08 Location: Anaheim, CA Sq. Ft.: 8,100 Building owned by VCG: No
A California corporation and wholly-owned subsidiary of VCG. The building is leased from an unaffiliated third party currently for $10,000 per month. The regular lease term expired August 2010. The company exercised the first option and the current option period will expire in April 2015. There are four remaining five-year options expiring in 2035. The base rent adjusts by $1,000 every option period.

Item 3. Legal Proceedings
     Other than as set forth below, we are not aware of any pending legal proceedings against the Company, individually or in the aggregate, that would have a material adverse affect on our business, results of operations, or financial condition.
Acquisition Indemnification Claim and Litigation
     On July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in the District Court of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. The lawsuit alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale and misappropriated Mr. Peter’s purported trade secrets. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an order granting summary judgment to VCG and dismissed Mr. Peter’s claims in their entirety. The court found that as a matter of law, VCG did not tortiously interfere with Mr. Peter’s contract with Regale and further found that VCG did not misappropriate trade secrets. Mr. Peter did not appeal that ruling and as such, the federal proceedings have concluded.
     Ancillary to this litigation, Thee Dollhouse N.C., Inc. filed a claim in arbitration in June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale filed a Motion to Stay Arbitration which was granted in part and denied in part, with the court staying arbitration as to Regale’s principal and denying the stay as to Regale. VCG is indemnifying and holding Regale harmless from this claim pursuant to the terms of the asset purchase agreement between Regale and RRC. The arbitration hearing was conducted during April, 2010. On June 28, 2010, the arbitration panel entered an award in favor of Thee Dollhouse N.C., Inc. and against Regale, Inc., awarding Thee Dollhouse damages in the amount of $2,102,476, plus costs of $32,390 for a total award of $2,134,866, plus interest. The judgment has now been confirmed by the District Court and Regale has filed an appeal to the 4th Circuit Court of Appeal. During 2010, the Company accrued $2,134,866, which is reported in the Consolidated Statements of Income as Acquisition Indemnification Claim. The Company is accruing interest on this liability.
     On March 22, 2011, the Company and Mr. Peter signed a release and settlement agreement pursuant to the Indemnification Claim payment of $2,134,866 plus interest. It was agreed that the Company shall be responsible for two installment payments of (i) a payment of $1,000,000 to be paid on or before April 14, 2011 and (ii) a payment of $1,223,934 plus accumulated interest of 8.5% per annum from March 1, 2011 until paid on or before August 1, 2011. The total settlement amount can be prepaid at anytime without penalty and interest.

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
     The Company paid the tax for 2008 and the first three quarters of 2009 under protest and expensed the tax for such periods. For each quarter since December 31, 2009, the Company accrued the tax and filed the appropriate tax returns, but did not pay the State of Texas. As of December 31, 2010, the Company has approximately $311,000 in accrued but unpaid liabilities for this tax. The Company has paid approximately $401,000, under protest, to the State of Texas since the inception of this tax.
DOL Audit (PT’s Showclub)
     In March 2009, VCG was placed under a nationwide Department of Labor (“DOL”) self-audit of employee payroll for all nightclub locations and its corporate office. All locations completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. A summary meeting was held with the DOL and Company counsel on March 19, 2010. The DOL presented its preliminary findings of violations. A meeting was held on May 20, 2010 in which DOL and Company counsel agreed to continue negotiations at a later date. The Company believes it has corrected all processes that resulted in the potential violations. This case is still in the investigatory state and no final determination can be made at this time of the outcome or any potential liability. After discussion with Company counsel on this case, the Company accrued $200,000 as of December 31, 2009, for potential wage/hour violations. This accrual and any estimate of potential liability have not changed as of December 31, 2010. The DOL made an administrative change in investigators, requiring the settlement negotiation to be extended. The Company expects to have a resolution by the second quarter of 2011.
Texas Sales Tax Audit
     The Texas Comptroller’s Office conducted a sales and use tax audit of Manana Entertainment, Inc., the entity operating Jaguar’s Gold Club in Dallas, Texas, for the time period beginning with the nightclub’s acquisition in April 2008 and ending in November 2009. The primary focus of the audit is the taxability of revenue received by Manana Entertainment, Inc. with respect to independent contractor entertainer fees, credit card sales of dance dollars and use tax.
     In July 2010, the Company received notice from the Texas Comptroller’s Office that the audit period would be extended to include the period of October 1, 2006 to April 1, 2008, which period pre-dates the Company’s ownership of the nightclub. Under the purchase agreement by which the Company acquired the nightclub, the Company is fully indemnified by the seller for any liability arising for the pre-acquisition period.
     The audit is complete; however, the Company is disputing certain of the audit results. As of December 31, 2010, approximately $283,000 was accrued, with an offsetting receivable of approximately $146,000 expected to be collected from the seller. During February 2011, the Company paid $173,336 of the undisputed tax assessment, of which approximately $118,000 related to the pre-acquisition period and the Company is pursuing the seller for reimbursement under the indemnification provisions. The Company expects a resolution of the disputed tax by the second quarter of 2011.

Litigation Associated with the Going Private Transaction
     On July 30, 2010, a complaint was filed in Colorado state court, First Judicial District, Jefferson County District Court, challenging the Going Private Transaction. The complaint was filed by David Cohen, Timothy Cunningham, Gene Harris, Dean R. Jakubczak and William C. Steppacher, Jr. derivatively on behalf of VCG and as a class action on behalf of themselves and other similarly situated stockholders against Mr. Lowrie, Mr. Ocello, Martin A. Grusin, Robert J. Mcgraw, Jr., Carolyn Romero, George Sawicki, David Levine, Family Dog, FD Acquisition Co., Lowrie Investment Management, Inc., Lowrie Management LLLP, and VCG (as a nominal defendant). The plaintiff’s complaint has since been amended twice.
     The second amended complaint was filed by the plaintiffs on January 15, 2011 and was accepted by the court as of January 24, 2011. In the second amended complaint, the plaintiffs challenge the merger agreement and the Going Private Transaction, but they drop their derivative claim and purport only to bring a class action on behalf of themselves and all similarly situated stockholders. In the second amended complaint, the plaintiffs allege, among other things, that: the Going Private Transaction consideration of $2.25 per share payable to VCG’s non-executive group stockholders upon the closing of the Going Private Transaction, if at all, is inadequate; Mr. Lowrie has a conflict of interest with respect to the Going Private Transaction; the individual defendants have breached their fiduciary duties under Colorado law in connection with the Going Private Transaction; and the proxy statement filed by VCG with the SEC on December 23, 2010 contains certain omissions and misleading statements. The second amended complaint seeks, among other relief, certification of the plaintiffs as class representatives, an injunction directing the members of VCG’s board of directors to comply with their fiduciary duties and enjoining them from consummating the Going Private Transaction, an accounting of alleged damages suffered by the plaintiffs and the class, an award of the costs and disbursements of maintaining the action including reasonable attorneys’ and experts’ fees, and such other relief the court deems just and proper.
     On January 28, 2011, VCG moved to stay the state court proceedings pending the resolution of the parallel federal lawsuit described below on the grounds that the two actions are substantially the same, arise out of the same operative facts, seek the same relief, and trying both actions would be a waste of both judicial and corporate resources. The plaintiffs oppose the motion to stay. On February 11, 2011, the plaintiffs moved for expedited discovery. The defendants opposed the motion for expedited discovery. The court denied the motion to stay and denied the motion for expedited discovery.
     On January 7, 2011, VCG was served with a complaint filed by Andrew Doyle in federal court in the United States District Court for the District of Colorado. In the complaint, the plaintiff purports to bring a class action lawsuit on behalf of himself and all others similarly situated against Mr. Lowrie, Mr. Ocello, Martin A. Grusin, Robert J. McGraw, Jr., Carolyn Romero, George Sawicki, Kenton Sieckman, David Levine, Family Dog, FD Acquisition Co., Lowrie Investment Management, Inc., Lowrie Management LLLP, and VCG. Like the second amended state-law complaint, the federal complaint challenges the Going Private Transaction. The allegations in the federal complaint and the relief sought are substantially the same as those in the state action; in addition to the allegation set forth in the second amended complaint, the federal complaint also alleges violations of federal securities laws and regulations based on the allegations described above related to the proxy statement filed by VCG with the SEC on December 23, 2010.
     On January 28, 2011, VCG filed its answer to the federal complaint denying the material allegations therein and denying that the plaintiff is entitled to judgment on any of his claims or any relief whatsoever. VCG’s answer also asserts certain defenses.
     On March 22, 2011, the Company entered into a Memorandum of Understanding (the “MOU”) with the parties in and to the actions in the First Judicial District, Jefferson County District Court captioned Cohen v. Grusin, et. al., Case No. 2010CV3624 (the “State Action”), and in the United States District Court for the District of Colorado, captioned Doyle v. Lowrie, et. al., C.A. No. 11-CV-0037 (the “Federal Action”). The MOU sets forth the terms of the parties’ agreement to settle and dismiss the State Action and the Federal Action. Pursuant to the MOU, among other things, the parties agreed to the following terms:
•
the termination fee payable by the Company to Family Dog, in the event that the Company terminates the Merger Agreement to enter into a Company Acquisition Agreement (as defined in the Merger Agreement) involving a Superior Acquisition Proposal (as defined in the Merger Agreement) from certain parties described in the Merger Agreement, will be reduced from $600,000 to $100,000;

•
the terms of the stipulation of settlement will include, among other things and subject to certain terms and conditions, a full, final, and complete release of any and all known and unknown claims, liabilities, or damages, that were brought or could have been brought in the State Action and the Federal Action, or that relate to the Merger Agreement and the merger, including filings with the SEC relating to the Merger Agreement and the merger;

•
the Company, or its successors, will pay any fees and expenses of the plaintiffs in such actions awarded by the court up to $67,500, following final approval from the state court and petition by the plaintiffs for an award of fees and expenses; and

•	the Federal Action will be dismissed with prejudice after certification of the class and approval of the stipulation of settlement in the state court action.
     The terms of the MOU are conditioned upon final approval by the state court.
Johnson Litigation
     On October 27, 2010, a complaint was filed against the Company in the United States District Court for the District of Maine, in a lawsuit captioned Johnson et al. v. VCG Holding Corp. The Company has not been formally served with the lawsuit, however, the Company, via its attorneys, has agreed to accept service of the complaint.
     The complaint was filed by two former employees of one of the Company’s subsidiaries, Kenkev II, Inc. d/b/a PT’s® Showclub Portland, Maine who allege that the Company misclassified them as tipped minimum wage employees while employed by the Company as disk jockeys and, as a result, failed to pay all wages due to them under applicable law. The action is plead as a class action and seeks to certify a class action on behalf of all similarly situated employees who are employed by the Company nationwide. In addition, the two named plaintiffs allege that the Company failed to pay them all wages required to be paid to them under Maine law.
     The Company intends to deny all liability in this matter; however, this matter is in its earliest stages and the Company’s ultimate liability cannot be predicted at this time. Discovery has just commenced and no evaluation can be made as the merits of this claim. As such, the Company has not accrued anything related to this action.
Louisville Ordinance Litigation
     In 2004, Kentucky Restaurant Concepts, Inc. d/b/a PT’s® Showclub (“KRC”) filed suit in the Jefferson County Circuit Court challenging a recently enacted adult regulatory ordinance which would impose significant restrictions on adult entertainment in Jefferson County, Kentucky. The suit challenged the legality, under the Kentucky State Constitution, of certain restrictions that Jefferson County was seeking to impose on adult businesses, such as a substantial restriction on hours of operation, a prohibition on the sale of alcohol by adult entertainment establishments, and other similar restrictions, which in the view of management would likely result in decreased revenues. Initially a temporary injunction was issued prohibiting enforcement of the ordinance during the litigation. After substantial litigation, the Jefferson County Circuit Court upheld the constitutionality of the ordinance, but granted a stay on its implementation pending appeal. KRC along with other co-appellants appealed the order to the Kentucky Court of Appeal who affirmed the constitutionality of the ordinance. Thereafter, KRC and others appealed the decision to the Kentucky Supreme Court which held oral argument on the appeal in 2009. On April 22, 2010, the Kentucky Supreme Court affirmed in part, reversed in part and remanded the case to the lower court. The Kentucky Supreme Court’s ruling upheld the constitutionality of a majority of the restrictions. KRC and others have appealed the Kentucky Supreme Court’s decision to the United States Supreme Court, which declined to hear the appeal during March 2011.
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
     The following table sets forth the range of high and low bid prices for our Common Stock for each quarterly period indicated, as reported on the NASDAQ Global Market:

	2010		2009
Three Months Ended	High	Low	High	Low
March 31	$2.92	$2.05	$1.85	$1.27
June 30	$2.38	$1.53	$2.79	$1.38
September 30	$2.19	$1.56	$2.30	$1.90
December 31	$2.22	$1.78	$2.31	$1.62
     The high and low bid prices per share as reported on the NASDAQ Global Market on March 28, 2011, were $2.23 and $2.20, respectively.
   Holders
     As of March 29, 2011, there were approximately 184 stockholders of record of our Common Stock, excluding shares held by objecting beneficial owners.
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

     During 2010, the Company repurchased an aggregate of 551,155 shares of Common Stock for an aggregate purchase price of $935,243. As a result, as of December 31, 2010, up to 240,439 shares of Common Stock or shares of Common Stock with an aggregate purchase price of approximately $7,118,000 (whichever is less) remain available for repurchase under the Repurchase Program. The Company’s executive committee has the authority to purchase shares of Common Stock with an aggregate purchase price of up to approximately $118,232 pursuant to the board of directors’ September 2008, January 2009 and April 2010 authorizations under the Repurchase Program. Due to the potential sale of the Company (see Note 14 of the Notes to Consolidated Financial Statements under “Potential Sale of Company”) on July 21, 2010, the Company’s board of directors terminated its 10b5-1 plan and discontinued buying stock.

Item 6. Selected Financial Data
     The following table sets forth certain of the Company’s historical financial data. The selected historical consolidated financial data for the years ended December 31, 2010 and 2009 have been derived from the Company’s audited Consolidated Financial Statements and the related notes included elsewhere herein. The selected historical consolidated financial data for the years ended December 31, 2008, 2007, and 2006 have been derived from the Company’s audited financial statements for such years, which are not included in this Annual Report on Form 10-K. The selected historical consolidated financial data set forth are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical Consolidated Financial Statements and accompanying notes included herein. The historical results are not necessarily indicative of the results to be expected in any future period.
     Please read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K for a discussion of information that will enhance understanding of this data.

	Year Ended December 31,
	2010		2009		2008		2007		2006
Statements of Income Data:							(Restated)
Total Revenue	$55,269,961	(6)	$53,201,905		$55,563,227	(3)	$38,743,730	(2)	$16,114,581	(1)
Income (loss) From Continuing Operations, net of Income Taxes	$2,004,049		$1,081,676	(5)	$(28,799,586)	(4)	$5,403,274		$1,619,687
Basic Income (loss) from continuing operations per common share attributable to VCG stockholders	$0.12		$0.06		$(1.61)		$0.33		$0.18

Fully diluted income (loss) from continuing operations per common share attributable to VCG stockholders	$0.12		$0.06		$(1.59)		$0.32		$0.17
Weighted average shares outstanding	16,805,951		17,541,376		17,925,132		16,623,213		9,128,985
Fully diluted weighted average shares outstanding	16,805,951		17,541,376		18,146,949		17,012,983		9,338,570
Balance Sheet Data (At End of Period):
Total Assets	$66,887,112		$71,151,173		$75,626,043		$103,719,255		$35,079,698
Current portion of notes and other obligations	$10,350,988		$3,867,344		$3,636,000		$9,343,029		$2,761,197
Long-term notes and other obligations, net of current portion	$14,571,722		$26,880,039		$32,840,320		$21,505,497		$17,230,560
Total Stockholders’ Equity	$28,867,983		$28,482,530		$28,386,742		$53,987,842		$12,795,623

(1)	Fiscal year 2006 reflects the acquisitions of two adult nightclubs in Colorado.

(2)
Fiscal year 2007 reflects the sale of the membership interests in Epicurean Enterprises, LLC, which operated a nightclub in Arizona, and the acquisitions of 11 adult nightclubs in Minnesota (1), Illinois (4), Colorado (1), Maine (1), Florida (1) North Carolina (1), Kentucky (1), and Texas (1).

(3)	Fiscal year 2008 reflects the acquisitions of one adult nightclub in California and one in Texas.

(4)
Fiscal year 2008 includes non-cash impairment charges for goodwill, licenses, trade names and other intangible assets for a total amount of approximately $43.0 million with Golden Productions JGC Fort Worth LLC (“Golden”) taken out of the numbers. In addition, VCG recognized a non-cash impairment of real estate of approximately $1.9 million.

(5)
Fiscal year 2009 includes non-cash impairment charges for goodwill, licenses, trade names and other intangible assets for a total amount of approximately $2.0 million. In addition, VCG recognized a non-cash impairment of real estate of approximately $268,000. This also reflects Golden taken out of the numbers.

(6)	Fiscal year 2010 reflects the sale of Golden.
Discontinued Operations
     On July 16, 2010, VCG completed the sale of substantially all of the assets of Golden Productions JGC Fort Worth, LLC (“Golden”), consisting of the nightclub Jaguar’s Gold Club in Ft. Worth, Texas. The results of operations for this nightclub have been reclassified as discontinued operations in the statements of income for the periods presented during which VCG owned the nightclub, September 2007 to July 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company is in the business of acquiring, owning and operating nightclubs, which provide premium quality live adult entertainment, restaurant and beverage services in an up-scale environment. As of December 31, 2010, the Company, through its subsidiaries, owns and operates 19 nightclubs in Indiana, Illinois, Colorado, Texas, North Carolina, Minnesota, Kentucky, Maine, Florida, and California. The Company operates in one reportable segment.
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
     The assumptions and estimates used in determining the current value of a nightclub includes operating cash flows, market and market share, sales volume, prices, and working capital changes. Historical experience and any other available information is also used at the time that the fair value of the nightclub is estimated.
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

     In performing the Company’s annual impairment assessment at December 31, 2010 in accordance with ASC Topic 350, the Company determined that no impairment had occurred. In 2009, the Company recorded a non-cash impairment charge for licenses of $1,574,000 and trade names of $167,000. In addition, the Company evaluated its goodwill at December 31, 2009 and recorded a non-cash impairment charge of approximately $17,000. The total impairment charge for 2009 was approximately $1,758,000.
     The fair value of the licenses, trade names, and reporting units was based on significant unobservable inputs (level 3) using estimated discounted future net cash flows at the nightclub level. We computed an estimate of our company-wide weighted average cost of capital of 13.0% and 12.0% for 2010 and 2009, respectively. The long-term growth rate of 3% was estimated by using the Gordon Growth Model. These processes are subjective and require significant estimates. These estimates include judgments about future cash flows that are dependent on internal forecasts, growth rates, company specific risk premiums and estimates of weighted average cost of capital used to discount future cash flows. Changes in these assumptions and estimates could materially affect the results of our reviews for impairment.
Impairment of Real Estate
     ASC Topic 360, Property Plant and Equipment requires a fair market valuation of assets, including land and buildings, in the event of triggering events including adverse changes in the business climate or decline in market value. In December 2008, the Company ordered an appraisal of the land and building owned in Phoenix, Arizona. The appraisal was performed by an independent third party real estate appraiser who valued the land and building at $2,600,000, resulting in an impairment of approximately $1,886,000 at December 31, 2008. This building was rented by the individual who purchased the operations and ownership interest in our subsidiary Epicurean Enterprises in January 2007. The lessee defaulted on the lease in August 2008 and an impairment charge of $268,000 was recorded at June 30, 2009. On July 31, 2009, the Company sold the building and land for approximately $2,300,000. The Company recognized a non-cash loss of approximately $69,000 upon the sale. The Company does not have any real property held for sale or vacant as of December 31, 2010.
Stock Options
     In 2007 and 2008, the Company issued stock option grants to key employees and officers. The officer grants vest one-third on the 3rd, 5th and 7th anniversary of the grant date. Key employee grants vest 20% on the 3rd anniversary and 40% each on the 5th and 7th anniversary of the grant date. The options are cancelled upon termination of employment and expire ten years from the date of grant. All options were granted at an exercise price significantly above the fair market value of the Common Stock covered by the option on the grant date. All option exercise prices substantially exceed fair market value on December 31, 2010 and March 29, 2011.
     The Company accounts for stock-based compensation by measuring and recognizing as compensation expense the fair value of all options as of the grant date. The determination of fair value involves a number of significant estimates. We use the Black-Scholes Option Pricing Model to estimate the fair value of option grants using assumptions which are described in Note 11 to the Consolidated Financial Statements. These include the expected volatility of our stock and employee exercise behavior. These variables make estimation of fair value of stock options difficult. A key assumption is the number of options ultimately expected to vest. Since no options were granted during 2010, the only estimate which affected the 2010 financial statements was the forfeiture assumption. Forfeitures were estimated at the time of the grant in 2007 and 2008 of 16% over the seven year option vesting period based upon limited historical experience and were revised to 25% during 2009 and to 40% during 2010 based upon actual forfeitures. This resulted in a reduction of stock-based compensation expense of $72,922 for 2010.
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
     In March 2009, VCG was placed under a similar nationwide DOL audit for all nightclub locations and its corporate office. All locations completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. This case is still in the investigatory state and no final determination can be made at this time of an unfavorable outcome or any potential liability. The Company has accrued $200,000 as of December 31, 2009 for potential wage/hour violations; however this estimate involves significant judgment and the actual liability may vary materially from this estimate. The Company expects a final resolution in the second quarter of 2011. The Company believes it has corrected all processes that resulted in the potential violations.
Self-Insured Health Insurance
     The Company is partially self-insured for group health insurance. The accrual is regularly evaluated and adjusted for claims incurred but not reported. Due to the inherent uncertain nature of medical claims, the actual cost may materially differ from the $112,000 accrued liability as of December 31, 2010.
Income Taxes
     We are subject to income taxes in the United States. Tax law requires items to be included in the tax return at different times than when the same items are reflected in the Consolidated Financial Statements. Permanent differences result when either deductible items for U.S. GAAP purposes are not deductible for tax purposes or income recognized for U.S. GAAP purposes is not recognized for tax. Temporary differences reverse over time, such as depreciation, amortization and net operating loss carry-forwards. As of December 31, 2010, we have an estimated tax net operating loss carry-forward of approximately $2,329,000 which is classified as non-current deferred tax asset. Significant judgment is used in determining the timing of utilizing the net operating loss carry-forward, some of which may be utilized in 2011. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carry-forwards, to the extent that realizing these benefits is considered “more likely than not” to be sustained in accordance with FASB guidance issues in accounting for uncertainty in income taxes recognized.
     The timing differences create either deferred tax assets or liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are enacted tax rates in effect for the year and manner in which the differences are expected to reverse. Our effective rates differ from the statutory rate primarily due to 2010 permanent differences of approximately $358,000 (tax effected) and tax credits generated of approximately $590,000.
     During the course of ordinary business, there are some transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether additional tax will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our future taxable income using both historical and projected future operating results, reversing the existing taxable temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
     As of December 31, 2010, the current portion of the deferred income tax asset was determined to be $837,628 attributable to the Company’s partially self-insured health insurance reserve and indemnification claim accrual and the $2,464,817 non-current deferred income tax asset attributable to other temporary differences.

Recently Issued Accounting Pronouncements
     In September 2010, the SEC issued Release 33-9142 which amended the SEC’s rules and forms to remove the requirement for issuers that are neither accelerated filers nor large accelerated filers to obtain an auditor attestation report on internal control over financial reporting. Therefore, smaller reporting companies such as VCG will not need their auditors to test internal controls; however, management will still need to do its assessment for the year ended December 31, 2010. Although VCG obtained an audit opinion on the Company’s internal controls over financial reporting for the year ended December 31, 2009, we did not obtain an opinion on the Company’s internal controls over financial reporting for the year ended December 31, 2010 due to this change in the requirement.
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements. The key amendments include: (a) a requirement to disclose transfer in and out of Level 1 and 2; (b) activity in Level 3 should show information about purchases, sales, settlements, etc. on a gross basis rather than as net basis; and (c) additional disclosures about inputs and valuation techniques. The new disclosure requirements are effective for periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc. which is effective for periods beginning after December 15, 2010. The Company adopted this update on January 1, 2010, and it did not have a significant impact on the Consolidated Financial Statements.
     In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides clarification about Topic 810 (previously Statement of Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51) and clarifies that the de-recognition provisions of Topic 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity; (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This update is effective for the first reporting period beginning after December 15, 2009. The Company adopted this update effective January 1, 2010, and it did not have a significant impact on the Consolidated Financial Statements.
     In December 2009, the FASB issued ASU 2009-17, Consolidation (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update amends Topic 810 and is a result of SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. This standard did not have a significant impact on the Consolidated Financial Statements when it was adopted on January 1, 2010.
     Management has reviewed and continues to monitor the pronouncements of the various financial and regulatory agencies and is currently not aware of any other pronouncements that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Revenues
     The Company’s revenue from nightclubs is comprised of funds received from the sale of alcoholic beverages, food, merchandise, service revenue and other income. The Company recognizes revenue at point-of-sale (“POS”) upon the receipt of cash or charge card.
     Total revenue, net of sales taxes, increased from approximately $53,202,000 for the year ended December 31, 2009 to approximately $55,270,000 for the same period in 2010. The increase in revenue of approximately $2,068,000 or 3.9% was primarily due to the increase in service revenue. The Company experienced a decrease in sales of alcoholic beverages of approximately $1.8 million or 7.9% for the year ended December 31, 2010 compared to the same period in 2009. This decrease was due to a change in spending habits of the patrons. Service revenue increased by approximately $3,617,000 or 14.1%. Service revenue includes entertainer payments to perform at the nightclubs, customer admission fees, customer payments for tabs, dance dollar payments and suite rentals. The Company’s “A” type nightclubs had an increase in total revenue of approximately $1,254,000 or 6.3%, when compared to the same period in 2009. The Company’s “B” type nightclubs had an increase in total revenue of approximately $832,000 or 3.3%, when compared to the same period in 2009. The Company’s “C” type nightclubs had a slight decrease in total revenue of approximately $30,000 or 0.4%.

Cost of Goods Sold
     Costs of goods sold, comprised of food, alcohol and merchandise expenses, are variable and generally fluctuate with sales. For the year ended December 31, 2010, cost of goods sold as a percentage of related revenue was 26.1% compared to 23.8% for the same period in 2009. Prior to 2009, VCG had subleased the kitchen and outsourced the food service to experienced chefs (“food vendors”) at four of our five “A” type nightclubs (the fifth nightclub continues to run the kitchen and account for all food costs). This arrangement provides better food service to customers with no risk of loss to VCG. Since the installations of the POS systems in our nightclubs between October 2009 and February 2010, the food vendors elected to use our POS systems to facilitate credit card processing, whereas before, the food revenue and related costs were being handled separately by the food vendors. VCG pays the food revenue, net of any out of pocket costs to the vendor. The new arrangement still represents a breakeven food operation for VCG; however, now food sales and cost of sales are being recorded by VCG. The outsourced food revenue is reduced by appropriate sales taxes, credit card fees and other directly related charges. The cost of food and preparation materials is reported under cost of goods sold. Other ancillary costs associated with running a restaurant, such as wait-staff payroll, restaurant supplies and licenses, are paid directly by the food vendors out of the net sales proceeds.
     The following table is a comparison of our cost of goods sold and its percentage relative to revenue for our “A” nightclubs that have subleased restaurants and relative to all other nightclubs that do not operate restaurants.

	For the Years Ended
	December 31,
	2010			2009
	Total	“A” Clubs	All Other Clubs	Total	“A” Clubs	All Other Clubs
Sales of alcoholic beverages	$21,009,283	$8,221,697	$12,787,586	$22,808,436	$9,007,272	$13,801,164
Sales of food and merchandise	2,006,147	1,063,242	942,905	1,844,738	985,511	859,227

Total	$23,015,430	$9,284,939	$13,730,491	$24,653,174	$9,992,783	$14,660,391

Cost of goods sold	$5,999,135	$2,637,439	$3,361,696	$5,877,337	$2,484,045	$3,393,292
Cost of goods sold percentage	26.1%	28.4%	24.5%	23.8%	24.9%	23.1%
     In the table above you will notice when “A” nightclub restaurants cost of goods sold data is excluded from the total, the cost of goods sold percentage relative to revenues for all other nightclubs drops to 24.5% for the year ended December 31, 2010. The increase of cost of goods sold to revenue percentage relative to revenues for all other nightclubs is 1.4%, calculated by comparing 24.5% to 23.1% for the year ended December 31, 2010 and 2009, respectively.
Salaries and Wages
     Salaries and wages include hourly wages, management salaries and bonuses. For the year ended December 31, 2010, salaries and wages increased by approximately $1.7 million or 12.5%, compared to the same period in 2009. This increase was due to the additional commission paid to TLC employees, which corresponds to an increase in service revenue, increased supervisor salaries, the fee structure used to compensate entertainers in Minnesota and a severance payment made to a departing executive officer.
     The following is a comparison of salaries and wages for the year ended December 31, 2010 and 2009, respectively, showing the percentages of salaries and wages expenses compared to total revenue:

	For the Years Ended
	December 31,
	2010	2009
Salaries and wages	$15,615,313	$13,874,720
As a percentage of revenue	28.3%	26.1%
Other General and Administrative Expenses
Taxes, Permits, and Licenses
     This category includes employment taxes, costs associated with business licenses and permits, real and personal property taxes and the Texas Patron Tax.

     The following table shows the breakdown of the amounts paid for taxes, permits and licenses for the year ended December 31, 2010 and 2009, respectively.

	For the Years Ended
	December 31,
	2010	2009
Employment Taxes	$1,901,069	$2,187,151
Business License	392,392	250,225
Property Taxes	155,816	167,643
Texas Patron Tax Expense	623,491	645,157

	$3,072,768	$3,250,176

     Employment taxes are based on wages plus reported tips. Employment taxes decreased by approximately $286,000 or 13.1% for the year ended December 31, 2010, compared to the same period in 2009. The decrease is a result of having accrued the liability for an Internal Revenue Service (“IRS”) tip audit in 2009 of approximately $206,000. In addition, there was a decrease in reported tips corresponding to the decrease in the sales of alcoholic beverages resulting in a decrease of employment taxes of approximately $80,000.
     Business licenses expense includes costs of maintaining liquor, cabaret and other general business licenses. The business licenses expense increased by approximately $142,000 or 56.8% for the year ended December 31, 2010, compared to the same period 2009. This increase is attributable to the Texas Sales Tax Audit of Manana further discussed in Note 12 of the Notes to the Consolidated Financial Statements under “Commitments and Contingent Liabilities.” The audit is complete; however, the Company is disputing certain of the audit results. The Company has expensed approximately $115,000 during 2010.
     The Company pays real and personal property taxes on all the nightclubs the Company operates. Property taxes decreased by approximately $22,000 or 3.4% for the year ended December 31, 2010, compared to the same period in 2009. The decrease resulted from a slight increase in the property taxes on most of our nightclubs in 2010, which was offset by the sale of the Arizona property in 2009 resulting in a decrease of approximately $33,000.
     The Company continues to accrue the Texas Patron Tax and to file quarterly returns, under protest, with the State of Texas as discussed in Note 12 of the Notes to the Consolidated Financial Statements under “Commitments and Contingent Liabilities.”
Charge Card and Bank Fees
     Credit card and bank fees include chargebacks to the Company. The credit card and bank fees decreased by approximately $51,000 or 6.4% for the year ended December 31, 2010, compared to the same period in 2009. The decrease is a result of decreased use of credit cards at most of our nightclubs and the Company’s purchase of the ATM machine located in our California nightclub, thereby no longer paying fees to a third party for its maintenance, and improved procedures in processing and protesting customer chargebacks.
Rent
     Rent expense includes rent payments to landlords, deferred rent recorded per Accounting Codification 840-10 and 840-20 and the amortization of leasehold rights and liabilities. For the year ended December 31, 2010, rent expense increased by approximately $245,000 or 4.4% compared to the same period in 2009. The increase is attributable to normal rent increases, including rent increases where rent is based on a percentage of sales.
Legal Fees
     Legal fees decreased by approximately $16,000 or 1.1% for the year ended December 31, 2010, compared to the same period in 2009. This decrease is primarily the result of the settlement of the Classic Affairs (the entity that operates Schiek’s Palace Royale in Minneapolis, Minnesota) lawsuit which was ultimately dismissed, with prejudice, in the fourth quarter of 2009 and was offset by legal fees related to Thee Dollhouse vs. Regale litigation, also known as the Acquisition Indemnification Claim (see Note 12 of the Notes to Consolidated Financial Statements under “Commitments and Contingent Liabilities”) and the costs related to the internal inquiry into our controls and procedures.

Other Professional Fees
     Other professional fees include charges for accounting, tax and Sarbanes-Oxley Act consultants, appraisals and license valuations, broker commissions for renting Company real estate, lobbying fees, environmental assessments, and accounting costs allocated to individual nightclubs by the Company. For the year ended December 31, 2010, other professional fees decreased by approximately $229,000 or 8.8%, compared to the same period in 2009. This decrease is attributable to fees paid to a consultant for valuations, using consultants to implement Section 404 of the Sarbanes-Oxley Act of 2002 and to assist with the 2007 restatement of financial reports during 2009, as well as the cost of tax consultants to amend prior years’ tax returns during 2009, which professional fees were incurred in 2009 and not in 2010.
Advisory Fees Related to Change in Control Proposals
     These costs represent the expenses of the Special Committee of the board of directors (the “Special Committee”), including costs billed by the Special Committee’s legal counsel, legal costs incurred by the Company in relation to both the Going Private Transaction and the proposed merger with Rick’s Cabaret International, Inc. (“Rick’s”), costs billed and accrued from the financial advisor of the Special Committee, the compensation of the Special Committee and other fees associated with the Rick’s transaction and the Going Private Transaction. For the year ended December 31, 2010, advisory fees related to the change in control proposals decreased by approximately $546,000 or 57.0% compared to the same period in 2009. Certain of the work performed to evaluate the two competing offers for the Company during 2009 was non-recurring during 2010.
Advertising and Marketing
     Advertising and marketing expenses increased by approximately $145,000 or 5.5% for the year ended December 31, 2010, compared to the same period in 2009. This increase is due in part to supplemental advertising at the Anaheim nightclub to promote the newly remodeled area. The remainder of the increase corresponds with the increase in gross revenue. Management uses a metric of between 4% and 5% of revenue for advertising expenses. Advertising and marketing expenses were approximately 5.0% of total revenues in 2010 and 4.9% in 2009.
Insurance
     Insurance costs include the cost of worker’s compensation, health, general liability, employee life, property and long-term care insurance. For the year ended December 31, 2010, insurance costs increased by approximately $179,000 or 11.2% compared to the same period in 2009. This increase is due to increased health insurance premiums and premium increases for worker’s compensation insurance due to the Company’s increase in salaries and wages.
Repairs and Maintenance
     Repairs and maintenance expense decreased by approximately $124,000 or 10.1% for the year ended December 31, 2010, compared to the same period in 2009. The decrease is due to fewer nightclubs needing to be painted and fewer repairs to equipment, than were done in 2009.
Other Expenses
     Other general and administrative expense includes common office and nightclub expenses such as janitorial, supplies, security, employee and investor relations, education and training, travel and automobile, telephone and internet expenses. For the year ended December 31, 2010, other expenses decreased approximately $89,000 or 0.4%. This decrease is attributable to decreases in security, travel and supplies expenses, offset by increases in employee education and IT expense.
Depreciation and Amortization
     Depreciation and amortization expense increased by approximately $92,000 or 5.8% for the year ended December 31, 2010, compared to the same period in 2009. This increase was a result of the installation of the POS systems at our nightclubs and other fixed assets acquired, including four vehicles.

Interest Expense
     Total interest expense decreased by approximately $639,000 or 18.5% for the year ended December 31, 2010, compared to the same period in 2009. The interest expense decrease is due to repayment of debt of $5,800,000.
Gain (Loss) on Sale of Assets
     For the year ended December 31, 2010, there was a gain on the sale of assets of $968. The Company recorded losses on the sale or write-off of assets totaling approximately $75,000 for the year ended December 31, 2009. The previously disclosed loss on the sale of the Arizona property totaled almost $69,000 of that loss. The remaining $6,000 was the write-off of miscellaneous small assets at the nightclubs.
Income Taxes
     For 2010, the current income tax expense for continuing operations of approximately $171,000 represents state income tax expense for taxes payable for those states which do not allow consolidated tax filings, as well as minimum taxes due in various states. There is no federal income tax owed for 2010 since approximately $227,000 of the tax net operating loss carry forward was utilized.
     For 2009, the current income tax benefit for continuing operations of approximately $134,000 represents the net of a federal benefit of approximately $274,000 offset by state income tax expense of $140,000. Since a tax net operating loss of $2,529,111 was generated during 2009, there is no federal income tax owed for 2009. The federal benefit resulted from the amendment of 2007 tax returns during 2009 and the reconciliation of the 2008 book provision to the tax returns. State income tax expense primarily represents taxes payable for those states which do not allow consolidated tax filings, as well as minimum taxes due in various states.
     Deferred income tax expense for continuing operations in 2010 totaled approximately $579,000 as compared to deferred income tax expense for continuing operations of $436,000 for 2009.
Liquidity
     The amount of cash flow generated and the working capital needs of nightclub operations do not materially fluctuate and are predictable. We expect to meet our liquidity needs for the next year from existing cash balances and cash flows from operations. We intend to use our cash flows for principal and interest payments on debt, capital expenditures in certain nightclubs and repairs and maintenance.
     The Company has access to a revolving line of credit with Citywide Banks and as of December 31, 2010, we had approximately $1,650,000 in borrowing availability under this line of credit. In August 2010, the Company extended the maturity date of the revolving line of credit from August 2011 to August 2012. All other terms of the line of credit remained unchanged. The terms of the revolving line of credit require the Company to have a net cash flow-to-debt service ratio greater than or equal to 1.2 to 1.0, calculated quarterly. At December 31, 2010, the Company met the covenant ratio required.
     On July 16, 2010, the Company sold the building in which the Ft. Worth Club is located and all assets associated with the nightclub as more fully described in Note 4 of the Notes to the Consolidated Financial Statements under “Discontinued Operations.” The purchase price paid at closing consisted of $1,000,000 in cash and 467,497 shares of Common Stock, held by the purchaser. The $1,000,000 in cash was used to prepay the 14% note payable to Sunshine Mortgage and the 467,497 shares of Common Stock were cancelled.
     During the three months and year ended December 31, 2010, the Company continued to be focused on using free cash flow to reduce debt and repurchase Common Stock. The Company is in the process of negotiating extensions on long-term debt which will be maturing during the coming year. As of December 31, 2010, debt was approximately $24,923,000, which is approximately $5,825,000 less than the total debt at December 31, 2009.
Working Capital
     At December 31, 2010 and 2009, the Company had cash of approximately $2,654,000 and $2,677,000, respectively. Our total current assets as of December 31, 2010 and 2009 were approximately $5,064,000 and $7,398,000, respectively. Current liabilities totaled approximately $16,674,000 at December 31, 2010 and $9,432,000 at December 31, 2009. The Company’s current liabilities exceed its current assets resulting in a negative working capital of approximately $11,610,000 at December 31, 2010 and approximately $2,034,000 at December 31, 2009. The working capital deficit increased by approximately $9,576,000 during 2010. This increase is primarily due to the amount of debt that has maturity dates in 2011 and the 2010 accrual of the Acquisition Indemnification Claim of $2,134,866.

     Of the current liabilities at December 31, 2010, none is due to Lowrie Management LLLP. A total of approximately $7,080,000 of current liabilities are guaranteed by Mr. Lowrie and secured by his personal assets. At December 31, 2010, the Company had $1,650,000 of available and unused funding on its revolving line of credit with one bank. The Going Private Transaction has temporarily suspended the process of negotiating a larger line of credit. We have loans and a line of credit with our lead bank and have no reason to believe that these will not be renewed when they come due in 2012 to 2014.
     Net cash provided by operating activities was approximately $7,802,000 for the year ended December 31, 2010 compared to approximately $7,081,000 for the same period in 2009. Changes in operating assets and liabilities generated $3,460,000 cash during 2010, an increase of $2,400,000 over 2009, which was primarily attributable to the 2010 accrual of the $2,100,000 million Acquisition Indemnification Claim.
     We have been able to satisfy our needs for working capital and capital expenditures through a combination of cash flow from nightclub operations and debt. We expect that operations will continue with the realization of assets and payment of current liabilities in the ordinary course of business. Our working capital requirement for working capital is not significant since we receive payment for food and beverage purchases in cash and credit cards at the time of sale. We receive the cash revenue before we are required to pay our suppliers for these purchases.
     While we can offer no assurances, we believe that our existing cash and expected cash flow from operations will be sufficient to fund our operations and necessary capital expenditures and to service our debt obligations for the foreseeable future. If the Going Private Transaction does not occur and if we are unable to achieve our planned revenues, costs and working capital objectives, we believe that we have the ability to curtail stock repurchases and capital expenditures and will reduce costs to levels that will be sufficient to enable us to meet our cash requirement needs in the upcoming year.
Capital Resources
     We had stockholders’ equity of approximately $28,868,000 at December 31, 2010 and approximately $28,483,000 at December 31, 2009. The increase of $385,000 in stockholders’ equity is attributable to net income of approximately $2,048,000, offset by the stock buybacks of approximately $1,730,000 during the year and the expense for stock options of approximately $73,000 for the year ended December 31, 2010.
     Net cash used by investing activities totaled approximately $178,000 and $1.2 million for the years ended December 31, 2010 and 2009, respectively. The Company purchased $1,200,000 of property and equipment during 2010, mostly in nightclub remodels and the POS systems. Capital expenditures during 2010 were approximately $254,000 lower than in 2009. The sale of the Ft. Worth nightclub and related assets generated $1,000,000 cash proceeds, which was used to prepay the 14% note payable to Sunshine Mortgage.
     Net cash used by financing activities was approximately $7,647,000 for 2010. We received $300,000 in proceeds from new debt, and paid off approximately $6,484,000 of debt in 2010. We repurchased approximately $935,000 of Common Stock, which was immediately cancelled according to Colorado state law. During 2010, we paid approximately $40,000 in loan fees, compared to approximately $79,000 paid to lenders in 2009.
     The following table reconciles net income to EBITDA for the periods ended December 31, 2010 and 2009 and includes amounts related to discontinued operations. EBITDA is normally a presentation of “earnings before interest, taxes, depreciation and amortization.” EBITDA is a non-U.S. GAAP calculation that is frequently used by our investors to measure operating results. EBITDA data is included because the Company understands that such information is considered by investors as an additional basis on evaluating our ability to pay interest, repay debt and make capital expenditures. Management cautions that this EBITDA may not be comparable to similarly titled calculations reported by other companies. Because it is non-U.S. GAAP, EBITDA should not be considered an alternative to operating or net income in measuring company results.

	For The Year Ended
	December 31,
	2010	2009
Net Income attributable to VCG stockholders	$2,048,049	$735,691
Add back:
Depreciation	1,737,248	1,695,277
Amortization of non-compete agreements	14,518	17,035
Amortization of leasehold rights and liabilities, net	(178,102)	(212,342)
Interest expense	2,818,010	3,456,616
Total income tax expense	944,345	339,000

EBITDA before non-cash impairment charges	$7,384,068	$6,031,277
Add back:
Total non-cash impairment charges	-	2,026,000

Total excluding non-cash impairment charges	$7,384,068	$8,057,277

Total revenue (excluding discontinued operations)	$55,269,961	$53,201,905
EBITDA as a percentage of revenue	13.4%	15.1%
     Another non-U.S. GAAP financial measurement used by the investment community is free cash flow. The following table calculates free cash flow for the Company for the periods ended December 31, 2010 and 2009. We use free cash flow calculations as one method of cash management to anticipate available cash, but caution investors that this free cash flow calculation may not be comparable to similarly titled calculations reported by other companies. Because this is a non-U.S. GAAP measure, free cash flow should not be considered as an alternative to the Consolidated Statement of Cash Flows.

	For The Year Ended
	December 31,
	2010	2009
EBITDA (excluding non-cash impairment charges)	$7,384,068	$8,057,277
Less:
Interest expense	2,818,010	3,456,616
Current income tax	179,803	(126,896)
Capital expenditures	1,200,772	1,454,478

Free Cash Flow	$3,185,483	$3,273,079

Contractual Obligations and Commercial Commitments
     The Company has long-term contractual obligations primarily in the form of operating leases and debt obligations. The following table summarizes our contractual obligations and their aggregate maturities as well as future minimum rent payments. Future interest payments related to variable interest rate debt were estimated by using the interest rate in effect at December 31, 2010.

	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt and capital leases	$24,922,709	$10,350,988	$10,293,290	$2,848,352	$1,278,040	$40,993	$111,046
Interest payments	3,399,479	2,150,173	920,328	243,138	51,185	12,842	21,813
Operating leases	98,265,853	3,659,037	3,737,601	3,792,958	3,840,618	3,810,090	79,425,549
Potential Sale of the Company
     On November 9, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Family Dog, LLC (“Parent”), FD Acquisition Co. (“Merger Sub”), the Company’s Chairman of the Board and Chief Executive Officer, Troy Lowrie, and the Company’s President and Chief Operating Officer, Micheal Ocello. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are currently owned and controlled by Mr. Lowrie.

     Pursuant to the Merger Agreement, as of the effective time of the Going Private Transaction, each issued and outstanding share of the Company’s Common Stock, par value $0.0001 per share (collectively, the “Common Stock”), except for any shares of Common Stock held by Parent and Dissenting Shares (as such term is defined in the Merger Agreement) will be converted into the right to receive a cash payment in the amount of $2.25 per share, without interest (the “Going Private Consideration”).
     The Company’s board of directors (with Troy Lowrie abstaining from voting) unanimously approved the Going Private Transaction and the Merger Agreement following the unanimous recommendation of a special committee comprised entirely of independent members of the Company’s board of directors (the “Special Committee”). Before the Company’s board of directors unanimously approved the Going Private Transaction and the Merger Agreement, the Special Committee and the Company’s board of directors received an opinion from an independent financial advisor to the effect that, based on and subject to the various assumptions and qualifications set forth therein, as of the date of such opinion, the Going Private Transaction Consideration to be received by the Company’s stockholders in the Going Private Transaction is fair to such stockholders from a financial perspective. On March 1, 2011, the independent financial advisor delivered a supplemental opinion letter to the Special Committee confirming its prior conclusion regarding the fairness of the Going Private Transaction consideration after taking into account developments since November 9, 2010.
     The transaction is expected to close in the second quarter of 2011. Upon the closing of the Going Private Transaction, the Company’s Common Stock will no longer be traded on the NASDAQ Global Stock Market and the Company will cease reporting to the U.S. Securities and Exchange Commission.
     On March 18, 2011, the Company filed its definitive proxy statement for the to-be-held special meeting of the Company’s stockholders at which the stockholders will consider and vote on approval of the Going Private Transaction and an accompanying Transaction Statement on Schedule 13E-3. The terms of the Going Private Transaction and the Merger Agreement are more fully set forth in the Company’s Current Report on Form 8-K filed on November 10, 2010, proxy statement and Schedule 13E-3. The Company cautions investors that no assurance can be given that the Going Private Transaction will be consummated.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Not applicable to smaller reporting companies.
Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
     To the Board of Directors and
     Stockholders of VCG Holding Corp.
     We have audited the accompanying consolidated balance sheet of VCG Holding Corp. as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2010. VCG Holding Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     We were not engaged to examine management’s assertion about the effectiveness of VCG Holding Corp.’s internal control over financial reporting as of December 31, 2010 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly we do not express an opinion thereon.
     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of VCG Holding Corp. as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
     /s/ CAUSEY DEMGEN & MOORE INC.
     Denver, Colorado
     March 30, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
      Stockholders of VCG Holding Corp.
We have audited the accompanying consolidated balance sheet of VCG Holding Corp. as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2009. We also have audited VCG Holding Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). VCG Holding Corp.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A) Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the consolidated financial position of VCG Holding Corp. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, VCG Holding Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     CAUSEY DEMGEN & MOORE INC.
     Denver, Colorado
     March 12, 2010

VCG Holding Corp.
Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current Assets
Cash	$2,653,878	$2,677,440
Other receivables	198,035	254,333
Income taxes receivable	61,935	594,720
Inventories	855,419	920,192
Prepaid expenses	456,655	354,730
Current portion of deferred income tax asset	837,628	76,920
Assets of business held for sale	-	2,519,962

Total Current Assets	5,063,550	7,398,297

Property and equipment, net	20,742,386	21,016,179
Licenses, net	34,103,622	34,252,018
Goodwill, net	2,279,045	2,279,045
Trade names	452,000	452,000
Favorable lease rights, net	1,576,100	1,647,968
Non-compete agreements, net	8,000	22,000
Other long-term assets	197,592	241,993
Non-current portion of deferred income tax asset	2,464,817	3,841,673

Total Assets	$66,887,112	$71,151,173

Liabilities and Equity
Current Liabilities
Accounts payable — trade	$1,362,430	$1,750,940
Accrued expenses	4,576,654	1,930,049
Income taxes payable	27,395	67,917
Deferred revenue	139,851	110,010
Current portion of capitalized lease	16,664	-
Current portion of long-term debt	10,258,057	3,805,277
Current portion of long-term debt, related party	76,267	62,067
Current portion of unfavorable lease rights	217,116	217,116
Liabilities of business held for sale	-	1,488,157

Total Current Liabilities	16,674,434	9,431,533

Long-Term Liabilities
Deferred rent	2,154,158	1,521,140
Unfavorable lease rights, net of current portion	4,618,815	4,835,931
Capital lease, net of current portion	87,845	-
Long-term debt, net of current portion	7,439,373	19,751,021
Long-term debt, related party, net of current portion	7,044,504	7,129,018

Total Long-Term Liabilities	21,344,695	33,237,110

Commitments and Contingent Liabilities (Note 12)
Equity
Common stock $.0001 par value; 50,000,000 shares authorized;16,292,071 (2010) and 17,310,723 (2009) shares issued and outstanding	1,629	1,731
Additional paid-in capital	50,275,118	51,932,082
Accumulated deficit	(24,948,814)	(26,996,863)

Total VCG Stockholders’ Equity	25,327,933	24,936,950
Noncontrolling interests in consolidated partnerships	3,540,050	3,545,580

Total Equity	28,867,983	28,482,530

Total Liabilities and Equity	$66,887,112	$71,151,173

The accompanying notes are an integral part of the Consolidated Financial Statements.

VCG Holding Corp.
Consolidated Statements of Income
For the years ended

	December 31,
	2010	2009
Revenue
Sales of alcoholic beverages	$21,009,283	$22,808,436
Sales of food and merchandise	2,006,147	1,844,738
Service revenue	29,176,688	25,560,047
Other income	3,077,843	2,988,684

Total Revenue	55,269,961	53,201,905

Operating Expenses
Cost of goods sold	5,999,135	5,877,337
Salaries and wages	15,615,313	13,874,720
Acquisition indemnification claim	2,134,866	-
Other general and administrative:
Taxes, permits and licenses	3,072,768	3,250,176
Charge card and bank fees	736,566	787,087
Rent	5,855,941	5,611,343
Legal fees	1,440,466	1,456,463
Other professional fees	2,385,983	2,614,981
Advisory fees related to change in control proposals	407,737	953,517
Advertising and marketing	2,772,839	2,627,948
Insurance	1,774,048	1,595,043
Utilities	982,760	971,962
Repairs and maintenance	1,105,656	1,229,399
Other	3,736,109	3,824,695
Impairment of building and land	-	268,000
Impairment of indefinite-lived intangible assets	-	1,741,000
Impairment of goodwill	-	17,000
Depreciation and amortization	1,685,610	1,593,655

Total Operating Expenses	49,705,797	48,294,326

Income from Operations	5,564,164	4,907,579

Other Income (Expenses)
Interest expense	(2,098,431)	(2,746,503)
Interest expense, related party	(719,579)	(710,113)
Interest income	6,927	7,382
Gain (loss) on sale of assets	968	(74,669)

Total Other Expenses	(2,810,115)	(3,523,903)

Income Before Income Taxes	2,754,049	1,383,676

Income tax expense (benefit) — current	171,454	(133,808)
Income tax expense — deferred	578,546	435,808

Total Income Tax Expense	750,000	302,000

Income From Continuing Operations, net of Income Taxes	2,004,049	1,081,676

Income From Discontinued Operations, net of Income Taxes	520,389	130,732

Profit of Consolidated and Affiliated Companies	2,524,438	1,212,408
Net Income Attributable to Noncontrolling Interests	(476,389)	(476,717)

Net Income Attributable to VCG	$2,048,049	$735,691

Earnings Per Share
Continuing Operations:
Basic and fully diluted income per share attributable to VCG’s stockholders	$0.09	$0.03
Discontinued Operations:
Basic and fully diluted earnings per share attributable to VCG’s stockholders	$0.03	$0.01
Net Income Attributable to VCG Stockholders:	$0.12	$0.04
Basic and fully diluted weighted average shares outstanding	16,805,951	17,541,376
The accompanying notes are an integral part of the Consolidated Financial Statements.

VCG Holding Corp.
Consolidated Statements of Equity
For the years ended December 31, 2010 and 2009

					Noncontrolling
			Additional		Interests in	Total
	Common Stock		Paid-in	Accumulated	Consolidated	Stockholders’
	Shares	Amount	Capital	Deficit	Partnerships	Equity
Balance, December 31, 2008	17,755,378	$1,775	$52,557,047	$(27,732,554)	$3,560,474	$28,386,742
Amortization of warrants for services	-	-	102,288	-	-	102,288
Stock-based compensation	-	-	142,095	-	-	142,095
Repurchase of common stock	(444,655)	(44)	(869,348)	-	-	(869,392)
Net income for the year ended December 31, 2009	-	-	-	735,691	476,717	1,212,408
Distributions paid to noncontrolling interests	-	-	-		(491,611)	(491,611)

Balances, December 31, 2009	17,310,723	$1,731	$51,932,082	$(26,996,863)	$3,545,580	$28,482,530
Amortization of stock-based compensation	-	-	72,922	-	-	72,922
Repurchase of common stock	(551,155)	(55)	(935,188)	-	-	(935,243)
Common stock received as consideration for club sale	(467,497)	(47)	(794,698)	-	-	(794,745)
Net income for the year ended December 31, 2010	-	-	-	2,048,049	476,389	2,524,438
Distributions paid to noncontrolling interests	-	-	-	-	(481,919)	(481,919)

Balances, December 31, 2010	16,292,071	$1,629	$50,275,118	$(24,948,814)	$3,540,050	$28,867,983

The accompanying notes are an integral part of the Consolidated Financial Statements.

VCG Holding Corp.
Consolidated Statements of Cash Flows
For the years ended

	December 31,
	2010	2009
Operating Activities
Profit of consolidated and affiliated companies	$2,524,438	$1,212,408
Adjustments to reconcile profit of consolidated and affiliated companies to net cash provided by operating activities:
Impairment of building and land	-	268,000
Impairment of goodwill	-	17,000
Impairment of indefinite lived intangible assets	-	1,741,000
Depreciation	1,737,248	1,695,277
Amortization of non-compete agreements	14,518	17,035
Amortization of leasehold rights and liabilities, net	(178,102)	(212,342)
Amortization of loan fees	65,661	216,205
Stock-based compensation expense	72,922	244,383
Deferred income taxes	764,543	465,896
(Gain) Loss on disposition of assets	(817,002)	74,669
Accrued interest added to long-term debt	160,605	243,901
Write-off uncollectible deposits	-	7,151
Changes in operating assets and liabilities:
Income taxes and other receivables	589,082	(287,894)
Inventories	60,322	22,767
Prepaid expenses	(101,925)	(72,245)
Accounts payable — trade and accrued expenses	2,258,095	576,380
Income taxes payable	(40,522)	67,917
Deferred revenue	9,841	555
Deferred rent	661,969	783,165

Net cash provided by operating activities	7,781,693	7,081,228
Investing Activities
Proceeds from divestiture of a club	1,000,000	-
Additions to property and equipment	(1,200,772)	(1,454,478)
Deposits	18,740	(19,444)
Proceeds from sale of assets	4,200	238,241

Net cash used in investing activities	(177,832)	(1,235,681)
Financing Activities
Proceeds from debt	100,000	1,212,115
Payments on debt	(5,757,891)	(4,152,700)
Proceeds from related party debt	200,000	25,099
Payments on related party debt	(355,958)	(912,843)
Net borrowing (payments) on revolving line of credit	(370,000)	(90,000)
Payment on capitalized leases	(6,412)	(19,111)
Loan fees paid	(40,000)	(78,724)
Repurchase of stock	(935,243)	(869,392)
Distributions to noncontrolling interests	(481,919)	(491,611)

Net cash used in financing activities	(7,647,423)	(5,377,167)
Net increase (decrease) in cash	(43,562)	468,380
Cash beginning of period	2,677,440	2,209,060

Cash end of period	$2,633,878	$2,677,440

Supplemental cash flow information:
Income taxes paid in cash	$319,788	$225,972

Interest paid in cash	$2,529,453	$3,067,195
Non-cash divestiture activities:
Common stock received as partial consideration for Golden	$794,745
Fair value of liabilities transferred to buyer		$1,771,854
Issuance of note receivable to buyer		$322,963
Non-cash investing and financing activities:
Acquisition of vehicles through capital leases and loans	$204,984
The accompanying notes are an integral part of the Consolidated Financial Statements.

VCG Holding Corp.
Notes to Consolidated Financial Statements

VCG Holding Corp.
Notes to Consolidated Financial Statements
1) Description of Business
     VCG Holding Corp. (the “Company”) is in the business of acquiring, owning, and operating nightclubs, which provide premium quality live adult entertainment, restaurant, and beverage services in an up-scale environment. As of December 31, 2010, the Company, through its subsidiaries, owns and operates 19 nightclubs in Indiana, Illinois, Colorado, Texas, North Carolina, Minnesota, Kentucky, Maine, Florida, and California. The Company operates in one reportable segment.
2) Summary of Significant Accounting Policies
Principles of Consolidation
     The Consolidated Financial Statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries, and a consolidated variable interest entity. All significant inter-company balances and transactions are eliminated in the Consolidated Financial Statements.
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
Other Receivables
     Other receivables at December 31, 2010 consist of approximately $146,000 due from previous owner of Manana Entertainment, Inc. for sales tax assessed on audit relating to sales taxes prior to acquisition, $34,000 from the sale of the Arizona land and building and various small receivable amounts for employee advances. In 2009, other receivables consisted of approximately $151,000 of a deposit due from the cancelled acquisition, $56,000 from the sale of the Arizona land and building and other various small receivable amounts due from property insurance damage claims, credit card fees and employee advances.
Income Tax Receivable
     Income tax receivable is the amount due from various states for overpayment of estimated income tax deposits made during the year shown. This amount is either refunded to the Company or applied against the first estimated tax deposit due in the next fiscal year.
Inventories
     Inventories include alcoholic beverages, food, and Company merchandise. Inventories are stated at the lower of cost or market, where cost is determined by using first-in, first-out method.
Prepaid Expenses
     Prepaid expenses represent expenses paid prior to the receipt of the related goods or services. The balance consists primarily of prepaid rent, liquor and other license fees, prepaid memberships and prepaid insurance premiums for the corporate office and various nightclubs.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
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
     Indefinite life intangible assets are tested annually and individually for impairment in accordance with ASC 350. An impairment loss is recognized if the carrying amount of the asset exceeds its fair value.
Favorable Lease Rights and Unfavorable Lease Rights
     Favorable lease rights and unfavorable lease liabilities resulted from the fair value analysis of nightclub acquisitions. A favorable lease right occurs when the acquired lease is below market at the time of acquisition. An unfavorable lease right occurs when the acquired lease payments are above market. The balance is amortized ratably into rent expense over the expected lease term, which includes expected renewals.
Deferred Revenue
     Deferred revenue consists of the unearned portion of VIP room memberships. VIP room memberships are amortized into revenue ratably over the one-year life of membership from the date of purchase.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
Deferred Rent
     In accordance with FASB ASC Topic 840, Leases (“ASC 840”), the Company expenses rent on a straight-line basis over the expected lease term, which includes expected renewals.
Revenue Recognition
     The Company’s revenue from nightclubs include funds received from the sale of alcoholic beverages, food, merchandise, service and other revenue, net of sales taxes. The Company recognizes sales revenue at point-of-sale upon receipt of cash, check, or charge card. Service revenue includes entertainer payments to perform at the Company’s nightclubs, customer admission fees, customer payments for tabs and tip charges, dance dollar payments and suite rental fees. Service revenue is collected and recorded as revenue on a daily basis when received and earned.
     Other income is comprised of fees charged for usage of ATM machines located in nightclubs, VIP memberships, valet parking fees, various fees at nightclubs for services and special events. Other income also includes non-nightclub revenue of rent received from an unrelated third party in Indianapolis.
Legal Fees
     Legal fees expected to be incurred in connection with the loss contingency are expensed in the period in which they are incurred.
Advertising Costs
     Advertising costs are expensed as incurred and are included in other general and administrative expense.
Stock-Based Compensation
     At December 31, 2010, the Company had stock options outstanding, which are described in Note 11. The Company recognizes stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which requires the Company to measure the cost of services to be rendered based on the grant-date fair value of the equity award. The compensation expense is recognized over the period an employee is required to provide service in exchange for the award, referred to as the requisite service period.
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
     Penalties, if any, related to unrecognized tax liabilities are in other general and administrative on the Statement of Income. Interest expense, if any, related to unrecognized tax liabilities are in interest expense on the Statement of Income.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
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
     The following table sets forth the computation of basic and diluted weighted average shares outstanding:

	Years Ended December 31,
	2010	2009
Net income attributable to VCG	$2,048,049	$735,691

Basic weighted average shares outstanding	16,805,951	17,541,376
Effect of dilutive securities:
Stock options and warrants	-	-

Basic and dilutive weighted average shares outstanding	16,805,951	17,541,376

Basic and dilutive earnings per share	$0.12	$0.04

     The Company has excluded options to purchase 231,500 and 262,500 shares of Common Stock for 2010 and 2009, respectively, from its calculation of the effect of dilutive securities, as they represent anti-dilutive stock options. In 2009, the Company excluded warrants exercisable into 325,376 shares of Common Stock from its calculation of the effect of dilutive securities as they represent anti-dilutive warrants. The exercise prices of these stock options and warrants were substantially above the market price of the Common Stock during each period.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current period presentation.
Recently Issued Accounting Pronouncements
     In September 2010, the SEC issued Release 33-9142 which amended the SEC’s rules and forms to remove the requirement for issuers that are neither accelerated filers nor large accelerated filers to obtain an auditor attestation report on internal control over financial reporting. Therefore, smaller reporting companies such as VCG will not need their auditors to test internal controls; however, management will still need to do its assessment for the year ended December 31, 2010. Although VCG obtained an audit opinion on the Company’s internal controls over financial reporting for the year ended December 31, 2009, we did not obtain an opinion on the Company’s internal controls over financial reporting for the year ended December 31, 2010 due to this change in the requirement.
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. This update provides amendment to the codification regarding the disclosures required for fair value measurements. The key amendments include: (a) a requirement to disclose transfer in and out of Level 1 and 2; (b) activity in Level 3 should show information about purchases, sales, settlements, etc. on a gross basis rather than as net basis; and (c) additional disclosures about inputs and valuation techniques. The new disclosure requirements are effective for periods beginning after December 31, 2009, except for the gross disclosures of purchases, etc. which is effective for periods beginning after December 15, 2010. The Company adopted this update on January 1, 2010, and it did not have a significant impact on the Consolidated Financial Statements.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
     In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. This update provides clarification about Topic 810 (previously Statement of Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51) and clarifies that the de-recognition provisions of Topic 810 apply to (a) a subsidiary or group of assets that is a business or nonprofit activity; (b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This update is effective for the first reporting period beginning after December 15, 2009. The Company adopted this update effective January 1, 2010, and it did not have a significant impact on the Consolidated Financial Statements.
     In December 2009, the FASB issued ASU 2009-17, Consolidation (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update amends Topic 810 and is a result of SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. This standard did not have a significant impact on the Consolidated Financial Statements when it was adopted on January 1, 2010.
     Management has reviewed and continues to monitor the pronouncements of the various financial and regulatory agencies and is currently not aware of any other pronouncements that could have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
Consolidation of Variable Interest Entities
     During 2007, the Company became the .01% General Partner of 4th Street Limited Partnership LLLP (“4th Street”), a limited liability limited partnership that owns a building in Minneapolis, MN that is rented by the Minneapolis nightclub operated by the Company. The land and building, which have a net book value of approximately $2,774,000 and $2,844,000 at December 31, 2010 and 2009, respectively, represent the only assets held by 4th Street. The remaining lease term is for 16 years. The majority of the 99.9% limited partner interests are held by related parties, ranging from noteholders to stockholders and directors. Under the terms of the 4th Street partnership agreement, profits and losses and cash flows are allocated between the General and the Limited Partners based on their respective ownership percentages.
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
3) Inventories
     Inventories consist of beverages, food, tobacco products and merchandise. All are valued at the lower of cost or market.

	December 31
	2010	2009
Food and beverage	$754,593	$820,534
Tobacco and merchandise	100,826	99,658

Total	$855,419	$920,192

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
4) Discontinued Operations
     On July 16, 2010, the Company completed the sale of substantially all of the assets of Golden Productions JGC Fort Worth, LLC, which operated Jaguar’s Gold Club in Ft. Worth (“the Ft. Worth Club”), to RCI Entertainment (Fort Worth), Inc., a Texas corporation and wholly owned subsidiary of Rick’s Cabaret International, Inc. (“Rick’s”). This sale consisted of substantially all of the assets associated with the Ft. Worth Club, excluding cash and the real property upon which the Ft. Worth Club is located. In connection with the sale, the Company entered into a lease termination agreement with its landlord. The landlord then executed a new ground lease agreement with Rick’s. All applicable licenses and permits required to operate the Ft. Worth Club were transferred to Rick’s at closing.
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
     Shortly after the Company’s acquisition of the Ft. Worth Club in September 2007, Ft. Worth enacted a smoking ban that significantly reduced customer volume, sales and profits. The Texas Patron Tax went into effect on January 1, 2008, which increased the costs of operating the Ft. Worth Club. The Company sold the Ft. Worth Club because it was not meeting financial targets and the impact of selling it will improve total Company financial performance going forward. In accordance with authoritative accounting guidance for reporting discontinued operations, the financial results of its Ft. Worth Club are now presented as discontinued operations for all periods in the Consolidated Financial Statements.
     Operating results of discontinued operations are as follows:

	Years ended December 31,
	2010	2009
Revenue	$843,139	$1,838,129

Cost of goods sold	18,815	43,717
Salaries and wages	277,352	457,599
Other general and administrative expenses	582,117	1,050,425
Depreciation and amortization	66,156	118,656

Total Operating Expenses	944,440	1,670,397
Gain on sale of business	816,035	-

Income From Discontinued Operations Before Income Taxes	714,734	167,732

Income tax expense	194,345	37,000

Income From Discontinued Operations, Net of Income Taxes	$520,389	$130,732

Assets and liabilities held for sale consist of the following:

	December 31, 2009

Inventories	$6,129
Property and equipment, net	1,929,935
Non-compete agreement, net	1,898
Licenses, net	582,000

Assets of business held for sale	$2,519,962

Unfavorable lease rights, net	$1,380,996
Deferred rent	107,161

Liabilities of business held for sale	$1,488,157

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
5) Property and Equipment
     The Company’s property and equipment consists of the following:

	December 31,
	2010	2009
Land	$500,000	$500,000
Buildings	9,362,143	9,362,143
Leasehold improvements	11,834,023	11,021,103
Equipment	3,376,731	3,082,474
Vehicles	479,039	269,503
Signs	311,239	308,819
Furniture and fixtures	2,020,869	1,911,270
Assets to be placed in service	112,120	168,245

	27,996,164	26,623,557
Less accumulated depreciation	(7,253,778)	(5,607,378)

Property and equipment, net	$20,742,386	$21,016,179

     Depreciation expense was approximately $1,672,000 and $1,578,000 for the years ended December 31, 2010 and 2009, respectively.
     During 2010, the Company entered into two capital leases for vehicles totaling $110,921. The accumulated amortization of the vehicles totaled $5,858 for the year ended December 31, 2010.
6) Goodwill and Other Intangible Assets
     The Company’s definite lived intangible assets consist of the following:

	December 31,
	2010			2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Amortizable intangible assets
Covenant not to compete	$56,694	$(48,694)	$8,000	$56,694	$(34,694)	$22,000
Favorable lease rights	1,820,000	(243,900)	1,576,100	1,820,000	(172,032)	1,647,968

	$1,876,694	$(292,594)	$1,584,100	$1,876,694	$(206,726)	$1,669,968

     Amortization expense for the years ended December 31, 2010 and 2009 totaled $85,868 and $73,396, respectively.
     At December 31, 2010, definite lived intangible assets are expected to be amortized over a period of one to 23 years as follows:

Year Ending December 31,
2011	$75,868
2012	75,468
2013	72,268
2014	71,868
2015	71,868
Thereafter	1,216,760

$1,584,100

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
     A reconciliation of the activity affecting indefinite lived intangible assets is as follows:

	Goodwill	Licenses	Trade Names
Balance at December 31, 2008 (net of accumulated impairment losses of $43,434,821)	$2,453,122	$35,831,189	$619,000
Component 2 amortization	(157,077)	(5,171)	-
2009 impairment charges	(17,000)	(1,574,000)	(167,000)

Balance at December 31, 2009	2,279,045	34,252,018	452,000
Component 2 amortization	-	(148,396)	-

Balance at December 31, 2010	$2,279,045	$34,103,622	$452,000

     During the year ended December 31, 2010, the Company recorded amortization of Component 2 goodwill of $148,396, which reduced book basis of licenses. During the year ended December 31, 2009, the Company recorded amortization of Component 2 goodwill of $162,248, which reduced the book basis of goodwill by $157,077 and reduced the remaining book basis of licenses by $5,171.
     In performing the Company’s annual impairment assessment at December 31, 2010 in accordance with ASC Topic 350, the Company determined that no impairment had occurred. The fair values of the licenses, trade names and goodwill were based on significant unobservable inputs (level 3) using estimated discounted future net cash flows. The impairment charges at December 31, 2009 were a result of a continued weak economy, which resulted in either zero growth or a reduction of estimated future cash flows at the nightclub level.
7) Other Long-Term Assets
     The Company’s other long-term assets consists of the following:

	December 31,
	2010	2009
Loan fees, net	$83,205	$108,866
Deposits — lease, utility, and taxes	114,387	133,127

	$197,592	$241,993

8) Accrued Expenses
     The Company’s accrued expenses consisted of the following:

	December 31,
	2010	2009
Payroll and related expenses	$1,014,531	$1,225,526
Sales taxes	822,643	282,007
Property taxes	351,054	319,773
Legal and professional charges	133,973	31,344
Interest	35,549	54,772
Rent	5,200	16,627
Indemnification claim and interest	2,213,704	-

Total	$4,576,654	$1,930,049

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
9) Long-Term Debt
     The Company’s long-term debt consists of the following:
     Related Party

	December 31,
Description of Related Party Debt	2010	2009

Note payable to Lowrie Management LLLP, interest at 10%, due monthly, principal due June 2012, collateralized by general assets of Illinois Restaurant Concepts LP and Denver Restaurant Concepts LP, plus the consent to the transfer of the adult permit and liquor license for both clubs upon default.	$5,700,000	$5,700,000

Note payable to Lowrie Family Foundation, a corporation controlled by the Company’s Chairman of the Board and Chief Executive Officer, interest at 10%, interest accrued monthly to principal, but no payments, due August 2013, unsecured.	772,122	698,934

Note payable to the President and Chief Operating Officer with interest at 10%, due monthly, principal due April 2012, unsecured. This note was prepaid in September 2010.	-	100,000

Note payable to a board member with interest at 10%, due monthly, principal due November 2011, unsecured.	50,000	50,000

Note payable to the mother of the Chairman with interest at 10%, monthly principal and interest payments of $4,900 due April 2014, unsecured.	166,517	170,000

Note payable to the mother of the Chairman, with interest at 10%, monthly principal and interest payments of $3,456, due December 2010, unsecured.	-	36,741

Note payable to the mother of the Chairman, with interest at 10%, interest accrues monthly to principal, but no payments, due December 2011, unsecured.	22,049	25,326

Note payable to an affiliate of a current Board member with interest at 10%, due September 2012, collateralized by a personal guarantee from Mr. Lowrie and Lowrie Management LLLP.	410,083	410,084

Total Debt Due, Related Party	$7,120,771	$7,191,085

Less Current Portion, Related Party	(76,267)	(62,067)

Total Long-Term Debt, Related Party	$7,044,504	$7,129,018

     The rates on all related party transactions are equal to or less than other unsecured or secured notes to unrelated parties.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
Third Party

	December 31,
Description of Debt	2010	2009

Promissory note issued by the Company to Sunshine Mortgage, interest at 14% fixed, due monthly, periodic principal with balance due December 2011, collateralized by the common stock of Kenja II, Inc., furniture, fixtures and equipment of Kenja II, Inc., 238,500 shares of VCG common stock and a guarantee from Lowrie Management LLLP.	$3,700,000	$4,700,000

Loan from Citywide Banks, interest at 7% fixed, monthly principal and interest payments of $76,865 due August 2014, collateralized with VCG Stock, a life insurance policy on Troy Lowrie and additional securities owned by Mr. Lowrie.	2,969,658	3,654,865

Note payable, interest at 8% fixed, monthly principal and interest payments, due July 2011, collateralized by assets of VCG-IS, LLC.	2,621,407	2,915,386

Loan from Amfirst Bank, interest at prime (6% floor) (6% at December 31, 2010) plus 1% due monthly, principal and interest payments of $55,898 due November 2014, collateralized by certain security agreements with RCC L.P., Roxy’s Nightclub L.P., IRC L.P., Diamond Cabaret L.P., Platinum of Illinois, Inc., PT’s Brooklyn, MRC L.P., PT’s Sports Cabaret L.P., Cardinal Management L.P., PT’s Showclub L.P., VCG CO Springs, Inc., VCG Real Estate Holdings, Inc., Glendale Restaurant Concepts LP, Glenarm Restaurant LLC, and the mortgage for 7946 Pendleton Pike.	2,332,599	2,844,219

Line of credit from Citywide Banks, interest at prime (6% at December 31, 2010) plus 0.5% (floor is 6%) due monthly, principal due August 2012, collateralized by Company shares of common stock owned by Lowrie Management LLLP, a life insurance policy on Troy Lowrie and additional securities owned by Mr. Lowrie.	2,350,000	2,720,000

Notes payable to investors, interest at 11%, monthly interest payments, due January 2010, collateralized by the general assets of the Company and a guarantee by Mr. Lowrie.	-	1,400,000

Note payable, interest at 10% fixed, monthly interest payments, due November 2010, collateralized by the general assets of the Company, the cash flow and 100% stock in Manana Entertainment, Inc.	-	1,086,529

Notes payable, interest at 11% fixed, monthly interest payments, due on demand, collateralized by the general assets of the Company, the cash flow and 100% stock in Manana Entertainment, Inc.	150,000	250,000

Notes payable, interest at 10%, monthly interest payments, due between November 2009 and September 2013, unsecured.	698,000	998,000

Notes payable, interest at 10%, monthly interest payments, due on demand, unsecured.	200,000	200,000

Various notes payable, interest at 11% fixed, monthly interest payments, due July 2011, collateralized by the general assets and cash flow of the Company and 100% stock in VCG-IS, LLC and a guarantee by Mr. Lowrie	1,000,000	1,000,000

Note payable, interest at 12% fixed due monthly, periodic principal payments with balance due July 2011, collateralized by one parcel of real property located in Ft. Worth, TX and the common stock of Kenja II, Inc. and a guarantee from Lowrie Management LLLP.	1,000,000	1,000,000

Note payable, interest at 10% fixed, monthly principal and interest payments, due August 2013, unsecured.	196,203	214,732

Note payable, interest at 8.5% fixed, monthly principal and interest payments, due October 2011, collateralized by the general assets of the Company and guaranteed by Mr. Lowrie.	98,697	208,295

Note payable to employee, interest at 10%, due November 2011, unsecured.	205,612	186,122

Auto loans payable, interest at 0% to 8.5%, monthly principal and interest payments, due in May 2012 and June 2016, these loans are collateralized by the vehicles purchased.	169,420	102,317

Note payable, interest at prime (6% at December 31, 2010) plus 1% due monthly, principal and interest due January 2011, this note is unsecured.	5,834	75,833

Total Debt Due	$17,697,430	$23,556,298

Less Current Portion	(10,258,057)	(3,805,277)

Total Long-Term Debt	$7,439,373	$19,751,021

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
     There are two covenants that the Company must be in compliance with under the Citywide notes. The first covenant requires the Company get any additional acquisitions or indebtedness of equal to or in excess of $1,000,000 pre-approved by Citywide Banks. The second covenant is a financial ratio covenant. This covenant requires the quarterly calculation of net cash flow to debt service in a ratio greater than or equal to 1.2 to 1.0. Net cash flow is defined as income attributable to the Company plus depreciation, amortization and interest expense. Net profit excludes any intangible impairments and related tax effects.
     The table below shows the future maturities of the principal amount of the related party and third party long-term debt as of December 31, 2010:

2011	$10,334,324
2012	10,270,949
2013	2,796,251
2014	1,264,638
2015	40,993
Thereafter	111,046

Total	$24,818,201

     At December 31, 2010, the Company had $1,650,000 of available and unused funding on its revolving line of credit.
10) Income Taxes
     A reconciliation of the Company’s effective tax rate on income from continuing operations to the United States federal statutory rate for the years then ended is as follows:

	Year Ended December 31,
	2010		2009
United States federal statutory rate	34.0%		34.0%
State income taxes, net of Federal income tax benefit	4.6%		5.2%
Permanent differences	13.0%		25.1%
Tax credit generated in the current year	(21.3	) %	(42.0	) %
Utilization of net operating loss	(8.2	) %	-%
Other	5.1%		(0.5	) %

	27.2%		21.8%

     The Company is entitled to a tax credit for the social security and medicare taxes paid by the Company on its employees’ tip income. This tip tax credit is subject to carry-back and carry-forward provisions of the Internal Revenue Code. At December 31, 2010 and 2009, the Company had unused tip tax credits of approximately $1,195,000 and $582,000, respectively, which expire beginning in 2029.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
     At December 31, 2010 and 2009, total deferred tax assets, liabilities, and valuation allowance are as follows:

	December 31,
	2010	2009
Licenses, Goodwill and other Intangible Assets	$(283,975)	$1,195,738
Favorable/Unfavorable Leases, Net	1,285,424	1,866,569
Property and equipment	(888,560)	(819,743)
Accrued costs	5,031	76,920
Litigation related to an acquisition	1,022,324	-
Net operating loss and contributions carryforwards	966,879	1,017,181
Tax credits	1,195,322	581,928

Net deferred tax asset	$3,302,445	$3,918,593

     The Company has a tax net operating loss carry forward of approximately $2,329,000 as of December 31, 2010, which expires at various dates beginning in 2029. Since the Company anticipates being profitable in the future and anticipates being able to utilize its deferred tax assets, no valuation allowance was recorded at December 31, 2010.
     We have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material adverse effect on our financial condition, results of operations or cash flow. Penalties paid in 2010 and 2009 totaled $20,048 and $9,296, respectively.
     The company files tax returns in the U.S. Federal and various state jurisdictions. The company is no longer subject to U.S. Federal income tax examinations for years prior to 2007 and state and local income tax examinations by tax authorities for years prior to 2006.
     On January 10, 2011, the Company received notification from the IRS that they would be conducting an audit of the 2008 consolidated federal income tax return. It is expected that this audit will take place in May 2011.
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
Preferred Stock
     The board, without further action by the stockholders, is authorized to issue up to 1,000,000 shares of Preferred Stock in one or more series. The board may, without stockholder approval, determine the dividend rates, redemption prices, preferences on liquidation or dissolution, conversion rights, voting rights, and any other preferences. Because of its broad discretion with respect to the creation and issuance of preferred stock without stockholder approval, the board could adversely affect the voting power of the holders of our Common Stock and, by issuing shares of Preferred Stock with certain voting, conversion and/or redemption rights, could delay, defer, or prevent an attempt to obtain control of the Company. The board has authorized the sale of 1,000,000 shares of Class A Preferred. As of December 31, 2010 and 2009, none of the Company’s Series A Preferred Stock was outstanding.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
Stock Option and Stock Bonus Plans
     The Company’s stockholders have approved (a) the 2002 Stock Option and Stock Bonus Plan, (b) the 2003 Stock Option and Stock Bonus Plan, and (c) the 2004 Stock Option and Appreciation Rights Plan (collectively, “the Plans”). Under each of the Plans, the Company may grant to designated employees, officers, directors, advisors, and independent contractors incentive stock options, nonqualified stock options, and stock. If options granted under the Plans expire, or are terminated for any reason without being exercised, or bonus shares are forfeited, the shares underlying such option and/or bonus shares will become available again for issuance under the applicable Plan.
     The compensation committee and/or the board determines which individuals will receive grants, the type, size and terms of the grants, the time when the grants are made, and the duration of any applicable exercise or restriction period, including the criteria for vesting and the acceleration of vesting, and the total number of shares of Common Stock available for grants.
     The stock awards issued under the Plans as of December 31, 2010 were:

				Shares to be	Shares
				Issued Upon	Remaining
				Exercise of	Available for
	Shares	Shares	Available	Outstanding	Future
	Authorized	Granted	for Grant	Options	Issuance
2002 Stock Option and Stock Bonus Plan	700,000	699,776	224	—	224
2003 Stock Option and Stock Bonus Plan	250,000	247,292	2,708	—	2,708
2004 Stock Option and Appreciation Rights Plan	1,000,000	93,333	906,667	231,500	644,167

	1,950,000	1,040,401	909,599	231,500	647,099

     For the year-ended December 31, 2010, the Company did not issue any stock.
     The following is a summary of all stock option transactions under the 2004 Stock Option Plan for the years ended December 31, 2010 and 2009:

		Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2008	300,500	$10.37

Granted	-	-

Exercised	-	-

Forfeited	(38,000)	11.42

Outstanding at December 31, 2009	262,500	$10.21

Granted	-	-

Exercised	-	-

Forfeited	(31,000)	7.35

Outstanding at December 31, 2010	231,500	11.24

Exercisable at December 31, 2010	31,090	$10.00

     As of December 31, 2010, the range of exercise prices for outstanding options was $10.00 — $13.00. The weighted average remaining contractual term as of December 31, 2010 is 6.6 years for the outstanding options under the Plans. There is no aggregate intrinsic value as of December 31, 2010 because the fair market value of the outstanding options is below the weighted average exercise price.
     Employee stock options are subject to cancellation upon termination of employment and expire ten years from the date of grant. The options generally vest 20% on the 3rd anniversary and 40% each on the 5th and 7th anniversaries of the date of grant. Options have always been granted at an exercise price significantly above the fair market value of the Common Stock covered by the option on the grant date.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
Valuation and Assumptions
     The Company adopted FASB ASC Topic 718, Stock Compensation (“ASC 718”), upon its initial stock option issuance in April 2007. A transition method was not required since there were no outstanding stock options. The Company used the Black-Scholes Option Pricing Model to determine the fair value of option grants, using the assumptions noted in the following table. Expected volatility was calculated using the Company’s historical stock prices since it became public in October 2003, averaged with a peer-group’s historical volatility for the one to two years prior to 2003 needed to reflect the six year expected life. The expected option life was determined using the simplified method and represents the period of time that options granted are expected to be outstanding.

	Option Grant Year
	2008	2007
Expected life in years	6.07	6.07
Weighted average expected volatility	62%	61%
Weighted average risk free rates	3.5%	4.6%
Dividend yield	—	—
Weighted average grant date fair value	$5.25	$4.89
     For the years ended December 31, 2010 and 2009, compensation cost charged against income was $72,922 and $142,095, respectively. At December 31, 2010, there was $512,955 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. The assumption for forfeitures increased during 2010 from 25% to 40% based upon the Company’s actual forfeitures experience. This cost is expected to be recognized on a straight-line basis over the remaining weighted average vesting period of approximately four years.
Stock Warrants
     The Company issued stock warrants in 2004 and 2006. The warrants were exercisable at a range of prices between $2.00 — $4.00. Each warrant was exercisable into one share of the Company’s Common Stock, subject to certain adjustments and was in certain circumstances exercisable on a cashless basis. In 2009, no warrants were exercised and all unexercised warrants expired in November 2009. There are no warrants outstanding at December 31, 2010. Amortization of warrants issued for services totaled $0 and $102,288 for the years ended December 31, 2010 and 2009, respectively.
12) Commitments and Contingencies
Operating Leases
     The Company conducts a major part of its nightclub operations from 16 leased facilities, including three under related party leases, and one land lease. The buildings are under non-cancellable operating leases that expire between January 2015 and January 2062. Most of the operating leases contain provisions where the Company can, at the end of the initial lease term, extend the lease term for between two and twelve additional five or ten-year periods, with fixed rent increases. The land lease expires on April 2012, but can be extended for four additional five-year terms. In virtually all cases, the Company expects that in the normal course of business, the leases will be renewed for the maximum lease option term. The Company also leases office space in Colorado for the Company’s headquarter location.
     Total rent expense for all leased facilities for the year ended December 31, 2010 was approximately $5,856,000, of which $462,000 was paid to Lowrie Management LLLP. Rent expense for the year ended December 31, 2009 was approximately $5,611,000 of which $418,500 was paid to Lowrie Management LLLP.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
     Future minimum lease payments as of December 31, 2010 are set forth in the following table:

Year Ended December 31,	Related Party	Third Party	Total
2011	$462,000	$3,197,037	$3,659,037
2012	477,000	3,260,601	3,737,601
2013	477,000	3,315,958	3,792,958
2014	481,500	3,359,118	3,840,618
2015	525,000	3,285,090	3,810,090
Thereafter	8,655,000	70,770,548	79,425,548

Total minimum lease payments	$11,077,500	$87,188,352	$98,265,852

     The Company’s leases typically require that it pay real estate taxes, insurance, and maintenance costs in addition to the minimum rental payments included in the above table. Such costs vary from year to year and totaled $749,000 for 2010 and $790,000 for 2009.
     Favorable lease rights represent the approximate fair market value arising from lease rates that are below market rates as of the date of a nightclub’s acquisition. The amount is being amortized into rent expense ratably over the remaining term of the underlying lease. Unfavorable lease liability represents the approximate fair market value arising from lease rates that are above market rates as on the date of a nightclub’s acquisition. Unfavorable lease liabilities are being amortized into rent expense ratably over the remaining term of the underlying lease.
     The Company subleases unused space in the building that also houses a nightclub in Indianapolis. These are operating leases with a contract for the first year, and switching to a month-to-month basis thereafter. This 2008 lessee vacated the Indianapolis facility in March 2009. Another tenant moved in beginning April 2009 at the rate of $6,720 per month, increasing to $9,100 per month after September 1, 2009. That lease is for 12 months and month-to-month thereafter. Rental income earned from the Indianapolis facility totaled $109,200 in 2010 and $71,475 in 2009.
Guaranty of Real Property Loan
     On July 31, 2009, VCG Real Estate Holdings, Inc. (“VCG Real Estate”) sold a piece of real property located in Phoenix, AZ to Black Canyon Highway LLC, a Texas limited liability company (“Black Canyon”). The property was transferred subject to a loan made by Sacred Ground Resources, LLC, an Arizona limited liability company (“Sacred Ground”), to VCG Real Estate at the time of VCG Real Estate’s acquisition of the property from Sacred Ground. Black Canyon assumed VCG Real Estate’s obligations under the Sacred Ground loan as a part of the sale of the real property and the Company remains as a guarantor on the loan in the event of default by Black Canyon. Black Canyon has agreed to indemnify the Company from any losses arising from the guaranty. As of December 31, 2010, the balance owed by Black Canyon to Sacred Ground was approximately $1,575,704.
Capitalized Leases
     During 2010, the Company entered into two capital leases for vehicles in the amount of $110,921. Accumulated amortization of the vehicles amounted to $5,858 for year ended December 31, 2010. The current minimum annual commitment under the leases are as follows:

Year Ending December 31,
2011	$24,626
2012	24,626
2013	56,645
2014	18,575

Total minimum payments	124,472
Amount representing interest	(19,963)

Present value of future minimum payments	104,509
Current portion of lease obligation	16,664

Obligation under capital lease	$87,845

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
Legal Proceedings
Acquisition Indemnification Claim and Litigation
     On July 24, 2007, VCG Holding Corp. was named in a lawsuit filed in the District Court of Dallas County, Texas. This lawsuit arose out of a VCG acquisition of certain assets belonging to Regale, Inc. (“Regale”) by Raleigh Restaurant Concepts, Inc. (“RRC”), a wholly owned subsidiary of VCG, in Raleigh, N.C. The lawsuit alleges that VCG tortiously interfered with a contract between Michael Joseph Peter and Regale and misappropriated Mr. Peter’s purported trade secrets. On March 30, 2009, the United States District Court for the Eastern District of North Carolina entered an order granting summary judgment to VCG and dismissed Mr. Peter’s claims in their entirety. The court found that as a matter of law, VCG did not tortiously interfere with Mr. Peter’s contract with Regale and further found that VCG did not misappropriate trade secrets. Mr. Peter did not appeal that ruling and as such, the federal proceedings have concluded.
     Ancillary to this litigation, Thee Dollhouse N.C., Inc. filed a claim in arbitration in June 2008 against Regale as a result of this transaction, asserting that Regale, by selling its assets to RRC, breached a contract between Thee Dollhouse and Regale. In addition, an assertion was made that one of Regale’s principals tortiously interfered with the contract between Regale and Thee Dollhouse. Regale filed a Motion to Stay Arbitration which was granted in part and denied in part, with the court staying arbitration as to Regale’s principal and denying the stay as to Regale. VCG is indemnifying and holding Regale harmless from this claim pursuant to the terms of the asset purchase agreement between Regale and RRC. The arbitration hearing was conducted during April, 2010. On June 28, 2010, the arbitration panel entered an award in favor of Thee Dollhouse N.C., Inc. and against Regale, Inc., awarding Thee Dollhouse damages in the amount of $2,102,476, plus costs of $32,390 for a total award of $2,134,866, plus interest. The judgment has now been confirmed by the District Court and Regale has filed an appeal to the 4th Circuit Court of Appeal. During 2010, the Company accrued $2,134,866, which is reported in the Consolidated Statements of Income as Acquisition Indemnification Claim. The Company is accruing interest on this liability.
     On March 22, 2011, the Company and Mr. Peter signed a release and settlement agreement pursuant to the Indemnification Claim payment of $2,134,866 plus interest. It was agreed that the Company shall be responsible for two installment payments of (i) a payment of $1,000,000 to be paid on or before April 14, 2011 and (ii) a payment of $1,223,934 plus accumulated interest of 8.5% per annum from March 1, 2011 until paid on or before August 1, 2011. The total settlement amount can be prepaid at anytime without penalty and interest.
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
     The Company paid the tax for 2008 and the first three quarters of 2009 under protest and expensed the tax for such periods. For each quarter since December 31, 2009, the Company accrued the tax and filed the appropriate tax returns, but did not pay the State of Texas. As of December 31, 2010, the Company has approximately $311,000 in accrued but unpaid liabilities for this tax. The Company has paid approximately $401,000, under protest, to the State of Texas since the inception of this tax.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
DOL Audit (PT’s Showclub)
     In March 2009, VCG was placed under a nationwide Department of Labor (“DOL”) self-audit of employee payroll for all nightclub locations and its corporate office. All locations completed the self-audit in August 2009 and are currently working with the DOL to determine what, if any, violations may have occurred. A summary meeting was held with the DOL and Company counsel on March 19, 2010. The DOL presented its preliminary findings of violations. A meeting was held on May 20, 2010 in which DOL and Company counsel agreed to continue negotiations at a later date. The Company believes it has corrected all processes that resulted in the potential violations. This case is still in the investigatory state and no final determination can be made at this time of the outcome or any potential liability. After discussion with Company counsel on this case, the Company accrued $200,000 as of December 31, 2009, for potential wage/hour violations. This accrual and any estimate of potential liability have not changed as of December 31, 2010. The DOL made an administrative change in investigators, requiring the settlement negotiation to be extended. The Company expects to have a resolution by the second quarter of 2011.
Texas Sales Tax Audit
     The Texas Comptroller’s Office conducted a sales and use tax audit of Manana Entertainment, Inc., the entity operating Jaguar’s Gold Club in Dallas, Texas, for the time period beginning with the nightclub’s acquisition in April 2008 and ending in November 2009. The primary focus of the audit is the taxability of revenue received by Manana Entertainment, Inc. with respect to independent contractor entertainer fees, credit card sales of dance dollars and use tax.
     In July 2010, the Company received notice from the Texas Comptroller’s Office that the audit period would be extended to include the period of October 1, 2006 to April 1, 2008, which period pre-dates the Company’s ownership of the nightclub. Under the purchase agreement by which the Company acquired the nightclub, the Company is fully indemnified by the seller for any liability arising for the pre-acquisition period.
     The audit is complete; however, the Company is disputing certain of the audit results. As of December 31, 2010, approximately $283,000 was accrued, with an offsetting receivable of approximately $146,000 expected to be collected from the seller. During February 2011, the Company paid $173,336 of the undisputed tax assessment, of which approximately $118,000 related to the pre-acquisition period and the Company is pursuing the seller for reimbursement under the indemnification provisions. The Company expects a resolution of the disputed tax by the second quarter of 2011.
Litigation Associated with the Going Private Transaction
     On July 30, 2010, a complaint was filed in Colorado state court, First Judicial District, Jefferson County District Court, challenging the Going Private Transaction. The complaint was filed by David Cohen, Timothy Cunningham, Gene Harris, Dean R. Jakubczak and William C. Steppacher, Jr. derivatively on behalf of VCG and as a class action on behalf of themselves and other similarly situated stockholders against Mr. Lowrie, Mr. Ocello, Martin A. Grusin, Robert J. Mcgraw, Jr., Carolyn Romero, George Sawicki, David Levine, Family Dog, FD Acquisition Co., Lowrie Investment Management, Inc., Lowrie Management LLLP, and VCG (as a nominal defendant). The plaintiff’s complaint has since been amended twice.
     The second amended complaint was filed by the plaintiffs on January 15, 2011 and was accepted by the court as of January 24, 2011. In the second amended complaint, the plaintiffs challenge the merger agreement and the Going Private Transaction, but they drop their derivative claim and purport only to bring a class action on behalf of themselves and all similarly situated stockholders. In the second amended complaint, the plaintiffs allege, among other things, that: the Going Private Transaction consideration of $2.25 per share payable to VCG’s non-executive group stockholders upon the closing of the Going Private Transaction, if at all, is inadequate; Mr. Lowrie has a conflict of interest with respect to the Going Private Transaction; the individual defendants have breached their fiduciary duties under Colorado law in connection with the Going Private Transaction; and the proxy statement filed by VCG with the SEC on December 23, 2010 contains certain omissions and misleading statements. The second amended complaint seeks, among other relief, certification of the plaintiffs as class representatives, an injunction directing the members of VCG’s board of directors to comply with their fiduciary duties and enjoining them from consummating the Going Private Transaction, an accounting of alleged damages suffered by the plaintiffs and the class, an award of the costs and disbursements of maintaining the action including reasonable attorneys’ and experts’ fees, and such other relief the court deems just and proper.
     On January 28, 2011, VCG moved to stay the state court proceedings pending the resolution of the parallel federal lawsuit described below on the grounds that the two actions are substantially the same, arise out of the same operative facts, seek the same relief, and trying both actions would be a waste of both judicial and corporate resources. The plaintiffs oppose the motion to stay. On February 11, 2011, the plaintiffs moved for expedited discovery. The defendants opposed the motion for expedited discovery. The court denied the motion to stay and denied the motion for expedited discovery.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
     On January 7, 2011, VCG was served with a complaint filed by Andrew Doyle in federal court in the United States District Court for the District of Colorado. In the complaint, the plaintiff purports to bring a class action lawsuit on behalf of himself and all others similarly situated against Mr. Lowrie, Mr. Ocello, Martin A. Grusin, Robert J. McGraw, Jr., Carolyn Romero, George Sawicki, Kenton Sieckman, David Levine, Family Dog, FD Acquisition Co., Lowrie Investment Management, Inc., Lowrie Management LLLP, and VCG. Like the second amended state-law complaint, the federal complaint challenges the Going Private Transaction. The allegations in the federal complaint and the relief sought are substantially the same as those in the state action; in addition to the allegation set forth in the second amended complaint, the federal complaint also alleges violations of federal securities laws and regulations based on the allegations described above related to the proxy statement filed by VCG with the SEC on December 23, 2010.
     On January 28, 2011, VCG filed its answer to the federal complaint denying the material allegations therein and denying that the plaintiff is entitled to judgment on any of his claims or any relief whatsoever. VCG’s answer also asserts certain defenses.
     On March 22, 2011, the Company entered into a Memorandum of Understanding (the “MOU”) with the parties in and to the actions in the First Judicial District, Jefferson County District Court captioned Cohen v. Grusin, et. al., Case No. 2010CV3624 (the “State Action”), and in the United States District Court for the District of Colorado, captioned Doyle v. Lowrie, et. al., C.A. No. 11-CV-0037 (the “Federal Action”). The MOU sets forth the terms of the parties’ agreement to settle and dismiss the State Action and the Federal Action. Pursuant to the MOU, among other things, the parties agreed to the following terms:
•
the termination fee payable by the Company to Family Dog, in the event that the Company terminates the Merger Agreement to enter into a Company Acquisition Agreement (as defined in the Merger Agreement) involving a Superior Acquisition Proposal (as defined in the Merger Agreement) from certain parties described in the Merger Agreement, will be reduced from $600,000 to $100,000;

•
the terms of the stipulation of settlement will include, among other things and subject to certain terms and conditions, a full, final, and complete release of any and all known and unknown claims, liabilities, or damages, that were brought or could have been brought in the State Action and the Federal Action, or that relate to the Merger Agreement and the merger, including filings with the SEC relating to the Merger Agreement and the merger;

•
the Company, or its successors, will pay any fees and expenses of the plaintiffs in such actions awarded by the court up to $67,500, following final approval from the state court and petition by the plaintiffs for an award of fees and expenses; and

•	the Federal Action will be dismissed with prejudice after certification of the class and approval of the stipulation of settlement in the state court action.
     The terms of the MOU are conditioned upon final approval by the state court.
Johnson Litigation
     On October 27, 2010, a complaint was filed against the Company in the United States District Court for the District of Maine, in a lawsuit captioned Johnson et al. v. VCG Holding Corp. The Company has not been formally served with the lawsuit, however, the Company, via its attorneys, has agreed to accept service of the complaint.
     The complaint was filed by two former employees of one of the Company’s subsidiaries, Kenkev II, Inc. d/b/a PT’s® Showclub Portland, Maine who allege that the Company misclassified them as tipped minimum wage employees while employed by the Company as disk jockeys and, as a result, failed to pay all wages due to them under applicable law. The action is plead as a class action and seeks to certify a class action on behalf of all similarly situated employees who are employed by the Company nationwide. In addition, the two named plaintiffs allege that the Company failed to pay them all wages required to be paid to them under Maine law.
     The Company intends to deny all liability in this matter; however, this matter is in its earliest stages and the Company’s ultimate liability cannot be predicted at this time. Discovery has just commenced and no evaluation can be made as the merits of this claim. As such, the Company has not accrued anything related to this action.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
Louisville Ordinance Litigation
     In 2004, Kentucky Restaurant Concepts, Inc. d/b/a PT’s® Showclub (“KRC”) filed suit in the Jefferson County Circuit Court challenging a recently enacted adult regulatory ordinance which would impose significant restrictions on adult entertainment in Jefferson County, Kentucky. The suit challenged the legality, under the Kentucky State Constitution, of certain restrictions that Jefferson County was seeking to impose on adult businesses, such as a substantial restriction on hours of operation, a prohibition on the sale of alcohol by adult entertainment establishments, and other similar restrictions, which in the view of management would likely result in decreased revenues. Initially a temporary injunction was issued prohibiting enforcement of the ordinance during the litigation. After substantial litigation, the Jefferson County Circuit Court upheld the constitutionality of the ordinance, but granted a stay on its implementation pending appeal. KRC along with other co-appellants appealed the order to the Kentucky Court of Appeal who affirmed the constitutionality of the ordinance. Thereafter, KRC and others appealed the decision to the Kentucky Supreme Court which held oral argument on the appeal in 2009. On April 22, 2010, the Kentucky Supreme Court affirmed in part, reversed in part and remanded the case to the lower court. The Kentucky Supreme Court’s ruling upheld the constitutionality of a majority of the restrictions. KRC and others have appealed the Kentucky Supreme Court’s decision to the United States Supreme Court, which declined to hear the appeal during March 2011.
     The Company intends to deny all liability in this matter; however, this matter is in its earliest stages and the Company’s ultimate liability cannot be predicted at this time. Discovery has just commenced and no evaluation can be made as the merits of this claim. As such, the Company has not accrued anything related to this action.
     In addition to the matters described above, the Company is involved in various other legal proceedings that arise in the ordinary course of business. The Company believes that any adverse or positive outcome of any of these proceedings will not have a material effect on the consolidated operations of the Company.
Employment Contracts and Termination of Employment and Change in Control Arrangements
     On December 4, 2008, the Company entered into five-year employment agreements with Troy Lowrie, the Company’s Chairman of the Board and Chief Executive Officer, and Micheal Ocello, the Company’s President, Chief Operating Officer. The agreements with each of Mr. Lowrie and Mr. Ocello expire on December 4, 2013, but each has an automatic renewal for an additional five-year period unless either party thereto provides written notice that the agreement shall not be extended and renewed. In the event that the Company does not renew the initial term of an officer’s employment agreement, the Company is required to pay the officer severance in an amount equal to three times the sum of the officer’s base salary in effect upon termination of the employment agreement plus an amount equal to the highest bonus the officer received in the three years before termination, if any.
     The employment agreements provide for an annual base salary payable to each officer of $700,000, subject to review at least every 24 months and potential upward adjustments as determined by the Company’s board. In addition, bonuses, if any, are payable at the discretion of the Company’s board. Each officer is entitled to certain benefits such as health, dental, disability, long term care, paid time off, use of a leased automobile and other fringe benefits as well as participation in the Company’s incentive, savings, retirement, profit sharing, perequisites and other programs, as approved by the Company’s board.
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

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
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
     The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts and other receivables, and trade accounts payable approximate fair value because of the immediate or short-term maturities of these financial instruments. As of December 31, 2010 and 2009, our total debt was approximately $24,923,000 and $30,747,000, respectively. The total debt had a fair value of $24,508,000 and $29,748,000 at December 31, 2010 and 2009, respectively. The fair value of the debt was estimated using significant unobservable inputs (Level 3) and was computed using a discounted cash flow model using estimated market rates, adjusted for our credit risk as of December 31, 2010 and 2009.
     Our disclosure of the estimated fair value of our financial instruments is made in accordance with the requirements of ASC 825-10, Financial Instruments. The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
14) Potential Sale of the Company
     On November 9, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Family Dog, LLC (“Parent”), FD Acquisition Co. (“Merger Sub”), the Company’s Chairman of the Board and Chief Executive Officer, Troy Lowrie, and the Company’s President and Chief Operating Officer, Micheal Ocello. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are currently owned and controlled by Mr. Lowrie.
     Pursuant to the Merger Agreement, as of the effective time of the Going Private Transaction, each issued and outstanding share of the Company’s Common Stock, par value $0.0001 per share (collectively, the “Common Stock”), except for any shares of Common Stock held by Parent and Dissenting Shares (as such term is defined in the Merger Agreement) will be converted into the right to receive a cash payment in the amount of $2.25 per share, without interest (the “Going Private Consideration”).
     The Company’s board of directors (with Troy Lowrie abstaining from voting) unanimously approved the Going Private Transaction and the Merger Agreement following the unanimous recommendation of a special committee comprised entirely of independent members of the Company’s board of directors (the “Special Committee”). Before the Company’s board of directors unanimously approved the Going Private Transaction and the Merger Agreement, the Special Committee and the Company’s board of directors received an opinion from an independent financial advisor to the effect that, based on and subject to the various assumptions and qualifications set forth therein, as of the date of such opinion, the Going Private Transaction Consideration to be received by the Company’s stockholders in the Going Private Transaction is fair to such stockholders from a financial perspective. On March 1, 2011, the independent financial advisor delivered a supplemental opinion letter to the Special Committee confirming its prior conclusion regarding the fairness of the Going Private Transaction consideration after taking into account developments since November 9, 2010.
     The transaction is expected to close in the second quarter of 2011. Upon the closing of the Going Private Transaction, the Company’s Common Stock will no longer be traded on the NASDAQ Global Stock Market and the Company will cease reporting to the U.S. Securities and Exchange Commission.
     On March 18, 2011, the Company filed its definitive proxy statement for the to-be-held special meeting of the Company’s stockholders at which the stockholders will consider and vote on approval of the Going Private Transaction and an accompanying Transaction Statement on Schedule 13E-3. The terms of the Going Private Transaction and the Merger Agreement are more fully set forth in the Company’s Current Report on Form 8-K filed on November 10, 2010, proxy statement and Schedule 13E-3. The Company cautions investors that no assurance can be given that the Going Private Transaction will be consummated.
15) Subsequent Events
Related Party Long-term Debt
     On January 4, 2011, the Company prepaid $100,000 on the $5,700,000 loan from Lowrie Management LLLP. The note is interest only at 10%. The maturity date is June 30, 2012.
Third Party Long-term Debt
     On January 7, 2011, the Company renegotiated the maturity date on a loan in the amount of $250,000 from due on demand to a maturity date of November 6, 2011. No other changes were made to the terms of the loan. On February 3, 2011, the Company prepaid $50,000 of the balance due.

VCG Holding Corp.
Notes to Consolidated Financial Statements (continued)
Execution of Asset Purchase Agreement for Classic Affairs, Inc.
     On March 22, 2011, the Company and its wholly-owned subsidiary, Classic Affairs, Inc., a Minnesota corporation (the “Subsidiary”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with RCI Dining Services MN (4th Street), Inc., a Minnesota corporation (the “Purchaser”). The Purchaser is a subsidiary of Rick’s Cabaret International, Inc., a Texas corporation (“Rick’s”). Pursuant to the Purchase Agreement, the Subsidiary would sell to the Purchaser all assets associated with the Subsidiary’s adult entertainment cabaret known as Schiek’s Palace Royale located in Minneapolis, MN (the “Club”), excluding bank accounts, cash, credit card receipts and ATM purchases as of the closing date, certain corporate books and records, certain software, and rights or interests in certain pending or existing litigation. The purchase price to be paid at closing consists of $3,050,000 in cash, subject to adjustment, up or down, within 90 days after the closing date for the amounts of certain liabilities, cash on hand, credit card receivables, prepaid expenses and other credits existing as of the closing date. The Purchaser would not assume any of the Subsidiary’s liabilities other than those associated with any assigned leases related to the transferred assets. The Purchase Agreement contains ordinary and customary provisions for agreements of this nature, such as representations, warranties, closing conditions, covenants and indemnification obligations. In accordance with the Purchase Agreement, closing of the transaction will take place after all applicable licenses and permits required to operate the Club have been obtained. Further, the closing of the sale is contingent upon, among other conditions, the Purchaser concluding its due diligence investigation of the Club and the premises discussed below and being satisfied with the results thereof. The parties do not expect to close the sale of the Club before the consummation of the Going Private Transaction contemplated by the Merger Agreement. If the closing has not occurred by June 15, 2011, the Purchase Agreement may be terminated by any party to the Purchase Agreement.
     The Subsidiary currently leases the building in which the Club is operated from 4th Street Partnership LLLP, a Minnesota limited liability limited partnership (“Fourth Street”), of which the Company’s wholly-owned subsidiary VCG Real Estate Holdings, Inc., a Colorado corporation, is the general partner holding a 0.01% membership interest. The Company is currently the guarantor of the Subsidiary’s obligations under the lease. The Purchase Agreement provides that RCI Holdings, Inc., a Texas corporation and affiliate of the Purchaser (the “Land Purchaser”), would acquire from Fourth Street the real property on which the Club is operated for a purchase price of $3,250,000 in cash. Upon the sale of the real property, the existing lease would be terminated and the Company’s guaranty of the lease would be released pursuant to the terms of a termination agreement to be entered into at the closing.
     The Purchase Agreement also requires that the Company, the Subsidiary, Mr. Lowrie and Mr. Ocello enter into a non-competition agreement pursuant to which they would each agree for a period of five years not to compete, either directly or indirectly, with the Purchaser, the Club or any of their affiliates, by owning, participating or operating an establishment featuring live female nude or semi-nude entertainment in the seven county, twin-city metropolitan area of Minneapolis-St. Paul, consisting of Hennepin, Ramsey, Scott, Washington, Dakota, Anoka and Carver counties.
     The Purchase Agreement prohibits the Company and the Subsidiary from offering to sell or soliciting any offer to purchase or engaging in any discussion or activities of any nature whatsoever, directly or indirectly, involving in any manner the actual or potential sale, transfer, encumbrance, pledge, collateralization or hypothecation of the Club until the closing or the termination of the Purchase Agreement. The Purchase Agreement contains other customary covenants concerning, among other things, access to information, operation of the business between execution of the letter of intent and termination thereof and transaction expenses.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Effectiveness of Disclosure Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Acting Principal Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Principal Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report (i) were appropriately designed to provide reasonable assurance of achieving their objectives and (ii) were effective and provided reasonable assurance that the information required to be disclosed by us in reports filed under the U.S. Securities Exchange Act of 1934, as amended (“Exchange Act”) is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Acting Principal Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment using those criteria, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.
     This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting.
     No change in our internal control over financial reporting occurred during our fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Background of our Directors and Executive Officers
     The following table sets forth information about our directors and certain of our executive officers presented as of March 29, 2011 and provides their respective ages and positions with us. None of these persons has been convicted in a criminal proceeding during the past five years (excluding traffic violations or similar misdemeanors), and none of these persons has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws or a finding of any violation of federal or state securities laws. All of our directors and executive officers are citizens of the United States, and can be reached at VCG Holding Corp, 390 Union Boulevard, Suite 540, Lakewood, Colorado 80228.

			Term
Name	Age	Positions	Expires
Troy Lowrie (4),(6)	45	Chairman of the Board and Chief Executive Officer and Acting Principal Chief Financial Officer	2013
Micheal Ocello (7)	51	Chief Operating Officer and President	-
Robert McGraw, Jr. (2),(3),(5)	56	Director	2013
Martin Grusin (6)	67	Director	2012
George Sawicki (1),(2),(3),(5)	51	Director	2011
David Levine (1),(2),(3),(5)	63	Director	2011

(1)	Member of the audit committee

(2)	Member of the governance and nominating committee

(3)	Member of the compensation committee

(4)	Member of the Executive committee

(5)	Independent board member

(6)	Non-independent board member who is currently not serving on any committee

(7)	Mr. Ocello is an advisor to the board
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
     Provided below are descriptions and the backgrounds of our executive officers and directors and their principal occupations for the past five years:
     Troy Lowrie. Mr. Lowrie has been the Chairman of the board since April 2002 and Chief Executive Officer since November 2002. Mr. Lowrie is President of Lowrie Investment Management Inc., which is the sole manager of Family Dog and also one of two general partners of Lowrie Management LLLP, a Colorado limited liability limited partnership, which formerly owned and operated adult entertainment nightclubs and is now an investment entity. Mr. Lowrie serves as the managing partner of Lowrie Management LLLP and has sole voting and dispositive power of the shares of VCG’s Common Stock owned by Lowrie Management LLLP. Mr. Lowrie was the owner and President of International Entertainment Consultants, Inc. (“IEC”), a company engaged in the business of managing adult entertainment nightclubs, from 1982 to October 2003, when it was acquired by VCG. Mr. Lowrie is also the President, Secretary and Treasurer of Family Dog and FD Acquisition Co. Mr. Lowrie’s leadership skills and experience in the adult nightclub industry, among other factors, led VCG’s board of directors to conclude that he should serve as a director. Mr. Lowrie is a U.S. citizen.

     Micheal Ocello. Mr. Ocello has been the President and Chief Operating Officer of VCG since April 2002. He served as a director of VCG between since April 2002 and October 2010. Mr. Ocello is the owner and President of Unique Entertainment Consultants, Inc., of St. Louis, Missouri, a management company that has specialized in the management of nightclubs since 1995. The principal address and phone number for Unique Entertainment Consultants, Inc., of St. Louis, Missouri is 6161 Clifton Oaks Pl. and (618) 271-9420. Mr. Ocello has been affiliated with IEC in a managerial capacity since 1982. He is currently the President of IEC. Mr. Ocello is also the sole member and manager of LTD Investment Group, LLC, a Missouri limited liability company used by Mr. Ocello for investment purposes. LTD Investment Group, LLC currently owns 158,000 shares of our Common Stock, all of which will be contributed to Family Dog in connection with the transactions contemplated by the merger agreement. He is President of the Association of Club Executives (ACE National, the national trade association for the adult nightclub industry), a private company, President of the Illinois Club Owners Association, a private company, and past Vice Chairman and current board member of Missouri’s Small Business Regulatory Fairness Board, a private company. Mr. Ocello has served as a commissioned police officer for the Village of Brooklyn, Illinois since early 2009. Mr. Ocello is a U.S. citizen.
     Robert McGraw, Jr. Mr. McGraw has been a director of VCG since November 2002. A Certified Public Accountant since 1982, Mr. McGraw is President of McGraw and McGraw CPA, PC of Westminster, Colorado. The principal address and phone number for McGraw and McGraw CPA, PC is 7260 Osceloa Street and 303-427-6641. Mr. McGraw’s firm specializes in accounting for restaurants, lounges, and small businesses. The practice consists of income tax preparation, financial statement preparation, and small business consulting. Mr. McGraw is currently licensed in the State of Colorado and is a member of the American Institute of Certified Public Accountants and Colorado Society of Certified Public Accountants. Mr. McGraw served on VCG’s audit committee for half the 2009 year and still serves on VCG’s compensation and governance and nominating committee, and is an independent member of VCG’s board of directors. Mr. McGraw’s accounting and financial experience, among other factors, led VCG’s board of directors to conclude that he should serve as a director. Mr. McGraw is a U.S. citizen.
     Martin Grusin. Mr. Grusin has been a director of VCG since July 2005. Mr. Grusin has practiced law as an attorney for his firm the Law Office of Martin Grusin, P.C. since 1973. The principal address and phone number for Martin Grusin, P.C. is 780 Ridge Lake Blvd., Ste #202 Memphis, TN 38120 and (901) 682-3450. Mr. Grusin serves on no committees because of his involvement in acquisition and divestiture activity for VCG and its subsidiaries and his wife’s consulting work for VCG. Mr. Grusin is not considered to be an independent member of VCG’s board of directors. Mr. Grusin’s legal, tax, merger and acquisition experience, as well as experience as a director of other public companies, among other factors, led VCG’s board of directors to conclude that he should serve as a director. Mr. Grusin is a U.S. citizen.
     George Sawicki. Mr. Sawicki has been a director of VCG since June 2008. Mr. Sawicki is a sole practitioner of law but he has served as in-house counsel for Zed, formerly 9 Squared, a mobile media solutions company from 2007 through 2010. The principal address and phone number for Zed is 1999 Broadway, Suite 1250, Denver, CO 80202 and (720) 889-0016 Mr. Sawicki has previously served as in-house counsel for Playboy Enterprises, Inc., an adult entertainment company from 2006 through 2007, and New Frontier Media, Inc., a producer and distributor of adult themed and general motion picture entertainment from 2003 through 2006. The principal address and phone number for Playboy Enterprises, Inc. is 680 N. Lake Shore Dr #1500, Chicago, IL 60611 and (312) 751-8000 and the principal address and phone number for New Frontier Media, Inc. is 7007 Winchester Circle, Suite 200, Boulder, CO 80301 and (303) 444-0900. Mr. Sawicki has worked as legal counsel with the areas of corporate governance, patent, e-commerce, entertainment and marketing organizations, managing complex transactions, and legal compliance consulting. Mr. Sawicki serves on the audit, compensation (Chair), and governance and nominating committee (Chair) and is an independent member of VCG’s board of directors. Mr. Sawicki’s experience as legal counsel for the adult industry, among other factors, led VCG’s board of directors to conclude that he should serve as a director. Mr. Sawicki is a U.S. citizen.
     David Levine. Mr. Levine has been a director since July 2010. Mr. Levine is a business consultant but has served as Chairman and Chief Executive Officer of ResortQuest International, a former NYSE-listed company that provided vacation rental, property management, and real estate services. The principal address and phone number for ResortQuest International is 546 Mary Esther Cut-Off NW, Suite 3, Fort Walton Beach, FL 32548 and (800) 862-4853. During his tenure (1998-2002), ResortQuest became the industry’s leading brand name, operating 32 integrated companies in 51 resort locations throughout North America and Hawaii. Prior to launching ResortQuest, Mr. Levine served as President and Chief Operating Officer (1994-1998) of Equity Inns, Inc., a former NYSE-listed REIT that specialized in lodging-related acquisitions. Mr. Levine is the Chair of and the Financial Expert on VCG’s audit committee and serves on VCG’s compensation and governance and nominating committees. He is an independent member of VCG’s board of directors. Mr. Levine is a U.S. citizen.

Audit Committee
     We have a separately-designated standing audit committee. During our fiscal year ended December 31, 2010, the members of the audit committee were Kenton Sieckman (until his resignation on June 30, 2010), Carolyn Romero (Chair beginning January 1, 2010 until her resignation on October 31, 2010), George Sawicki and David Levine (appointed to the board on July 9, 2010 and Chair beginning November 1, 2010) each of whom is an “independent director,” as defined by applicable securities laws and NASDAQ listing standards. The Company has determined that both Carolyn Romero and David Levine qualify as “audit committee financial experts.”
     The purpose of the audit committee is to assist the board in its oversight of the integrity of the financial statements of the Company, the Company’s compliance with legal and regulatory requirements, the independence and qualifications of the independent auditors, and the performance of the Company’s internal audit function and the independent auditors. The audit committee, among other things:
•	oversaw the work and compensation of the independent auditor;
•
reviewed the scope of the independent auditor’s audit examination, including its engagement letter prior to the annual audit, and reviewed the audit fees agreed upon and any permitted non-audit services to be provided by the independent auditors;

•	recommended to the board the retention or replacement of the independent auditors, which reports solely and directly to the audit committee;
•	reviewed and discussed the audited financial statements with management;
•	discussed with the independent auditors the matters required under Standards of the Public Company Oversight Board (United States);
•	received written disclosures and the letter from the independent accountants required by ISB No. 1 and has discussed with the independent accountants their independence; and
•	recommended to the board of directors that the audited financial statements be included in the company’s annual report of Form 10-K for the last fiscal year
     The Company is currently non-compliant with NASDAQ Marketplace Rule 5605(c)(2)(A), which requires listed Companies have at least three audit committee members.
Compensation Committee
     During the fiscal year ended December 31, 2010, the members of the compensation committee were George Sawicki (Chair), Robert McGraw, Jr., Kenton Sieckman (until his resignation on June 30, 2010) and David Levine (appointed to the board on July 9, 2010). The principal responsibilities and functions of the compensation committee are as follows:
•
to develop, review, evaluate and recommend to the board, for its approval, the Company’s compensation and benefit policies, including the review and approval of the Company’s incentive and equity-based compensation plans, or amendments to such plans; and

•
to review and recommend to the board, for its approval, compensation of the Company’s executive officers including annual base salaries, annual incentive compensation, long-term incentive compensation, retirement benefits, if any, employment, severance, and change-in-control agreements.

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
Governance and Nominating Committee
     The members of the governance and nominating committee are George Sawicki (Chair), Robert McGraw, Jr., Kenton Sieckman (until his resignation on June 30, 2010) and David Levine (appointed to the board on July 9, 2010). The governance and nominating committee performs, among others, the following functions:
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
Executive Committee
     Our board established an executive committee in 2003. Pursuant to our bylaws, the executive committee has all of the authority of the board except to the extent, if any, that authority is limited by the resolution appointing the executive committee and except also that the executive committee does not have the authority to:
•	authorize distributions;
•	fill vacancies on the board;
•	authorize reacquisition of shares;
•	authorize and determine rights for shares;
•	amend the Articles of Incorporation;
•	adopt plans of merger or share exchange;
•
recommend to the stockholders the sale, lease or other disposition of all or substantially all of the property and assets of the Company otherwise than in the usual and regular course of the Company’s business;

•	recommend to the stockholders a voluntary dissolution of the Company; or
•	amend our bylaws.
     Despite its powers under our bylaws, the executive committee submits its decisions and proposals to the full Board for approval and ratification. The only current member of the executive committee is Troy Lowrie. Mr. Ocello, our President and Chief Operating Officer, is an advisor to the executive committee.

     The executive committee did not meet or act by unanimous written consent during 2009.
     The executive committee is governed by a written charter, reviews its charter annually and recommends to the board such revisions as it deems necessary. A copy of the charter is available for review on the Company’s website at http://www.vcgh.com (click investor relations, then corporate governance). Material contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.
Special Committee
     On July 21, 2010, the Company’s board of directors formed a Special Committee consisting of George Sawicki (Chair), Carolyn Romero and David Levine to (a) review and evaluate the proposal received from Family Dog, LLC on July 20, 2010 to acquire all of the outstanding common stock of the Company (other than the shares held by Family Dog, LLC and its affiliates and certain other investors) for $2.10 per share in cash (the “Proposal”), (b) recommend to the Company’s board of directors whether to approve or decline the Proposal and (c) evaluate the Company’s alternatives to the Proposal. Currently, as a result of Ms. Romero’s resignation from the board of directors and its committees effective October 31, 2010, the members of the Special Committee are George Sawicki (Chair) and David Levine. The Special Committee’s activities since formation are more fully described elsewhere in this Form 10-K and in the Company’s definitive proxy statement filed with the SEC on March 18, 2011.
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
     To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that other than as described below, during the fiscal year ended December 31, 2010, our directors, officers, and 10% holders complied with all filing requirements under Section 16(a) of the Exchange Act.
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
     We will provide any person, without charge and upon request, with a copy of our Code of Ethics. Requests should be directed to us at 390 Union Blvd., Suite #540, Lakewood, Colorado 80228, Attention: Secretary. The Code of Ethics is also available on our website at www.vcgh.com. The information on our website is not incorporated into this Annual Report on Form 10-K.
Item 11. Executive Compensation
Executive Compensation
     The following table sets forth summary information concerning compensation awarded to, earned by, or accrued for services rendered to the Company in all capacities by our Chief Executive Officer, Chief Operating Officer/President, and former Chief Financial Officer (collectively, the “named executive officers”) for fiscal years 2010 and 2009.

							Nonqualified
						Non-Equity	Deferred
				Stock	Options	Incentive Plan	Compensation	All Other
		Salary	Bonus	Award(s)	Award(s)	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	(a) ($)	(b) ($)	($)	($)	($)	($)	(d) ($)	($)
Troy Lowrie	2010	726,923	1,500	-	-	-	-	87,387	815,810
Chief Executive Officer	2009	700,000	-	-	-	-	-	92,449	792,449

Micheal Ocello	2010	726,923	1,500	-	-	-	-	165,676	894,099
President/Chief Operating Officer	2009	700,000	1,500	-	-	-	-	162,460	863,960

Courtney Cowgill(c)	2010	209,763	25,000	-	-	-	-	20,719	255,482
Former Chief Financial and Accounting Officer	2009	190,000	26,500	-	-	-	-	14,763	231,263

(a)	Salary amounts represent base salary and payment for vacation, holidays, and sick days.
(b)	Unless otherwise indicated, bonuses shown were paid in the fiscal year in which services were provided.
(c)	Ms. Cowgill joined the Company in June 2008 as Chief Financial Officer and left the Company in June 2010. Ms. Cowgill forfeited 25,000 stock options upon her departure.
(d)	Amounts in the “All Other Compensation” column consist of the following payments to or on behalf of the named executive officers:

			Variable	Life, Health
			Universal Life	and Dental
		Company	Insurance	Insurance		Board
		Car	Premiums	Premiums		Compensation	Total
Name and Principal Position	Year	($) (a)	($) (b)	($) (c)		($) (d)	($)
Troy Lowrie	2010	16,668	-	20,719		50,000	87,387
Chief Executive Officer	2009	22,040	-	20,409		50,000	92,449
Micheal Ocello	2010	24,957	58,673	32,046	(e)	50,000	165,676
President/Chief Operating Officer	2009	22,051	58,673	31,736		50,000	162,460
Courtney Cowgill	2010	-	-	20,719		-	20,719
Former Chief Financial and Accounting Officer	2009	-	-	14,763		-	14,763

(a)	Certain executives and other employees receive Company cars.
(b)	Variable universal life insurance is provided to Mr. Ocello and paid by the Company.
(c)	Life, health, and dental insurance is provided to all executives.
(d)	Mr. Lowrie and Mr. Ocello received cash compensation for their services on the Company’s board.
(e)	Mr. Ocello receives long-term disability insurance.
Outstanding Equity Awards at Fiscal Year End
     The following table sets forth information regarding outstanding but unexercised options held by our named executive officers as of December 31, 2010:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)		Exercise	Expiration
Name and Principal Position	Exercisable	Unexercisable		Price ($)	Date
Micheal Ocello	10,000	20,000	(1)	$10.00	10/12/2017
President/Chief Operating Officer

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
     On December 4, 2008, the Company entered into five-year employment agreements with Troy Lowrie, the Company’s Chairman of the board and Chief Executive Officer, and Micheal Ocello, the Company’s President and Chief Operating Officer. The agreements with each of Mr. Lowrie and Mr. Ocello expire on December 4, 2013, but each has an automatic renewal for an additional five-year period unless either party thereto provides written notice that the agreement shall not be extended and renewed. In the event that the Company does not renew the initial term of an officer’s employment agreement, the Company is required to pay the officer severance in an amount equal to three times the sum of the officer’s base salary in effect upon termination of the employment agreement plus an amount equal to the highest bonus the officer received in the three years before termination, if any.
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

Potential Payments upon Termination or Change in Control
     The following table presents the amount of compensation payable to each of our named executive officers as if the triggering termination event had occurred on the last day of our most recently completed fiscal year, December 31, 2010:

		Termination w/out
		Cause, Non-Renewal
		Change in Control
		or Quit with		Total	Termination
Name and Principal Position	Benefit	Good Reason	Death	Disability	with Cause
Troy Lowrie	Salary	$2,100,000	$700,000	$700,000	$-
Chief Executive Officer	Board of Directors Compensation	50,000	-	-	-
	Bonus	1,500	1,500	1,500	-
	Health Benefits	61,227	61,227	61,227	-
	Acceleration of Options	-	-	-	-
	All Other Benefits	192,525	-	168,912	-

Micheal Ocello	Salary	2,100,000	700,000	700,000	-
President/Chief Operating Officer	Board of Directors Compensation	-	-	-	-
	Bonus	1,500	1,500	1,500	-
	Health Benefits	61,227	61,227	61,227	-
	Acceleration of Options	-	-	-	-
	All Other Benefits	140,596	-	-	-

All Other Benefits:
Troy Lowrie	Disability Insurance	-	-	-	-
	Long Term Care Insurance	168,912	-	168,912	-
	Auto	23,613	-	-	-
	Retirement Plans	-	-	-	-
	Unused Vacation	-	-	-	-
	Club Memberships	-	-	-	-

		192,525	-	168,912	-

Micheal Ocello	Disability and VUL Insurance	70,000	-	-	-
	Long Term Care Insurance	-	-	-	-
	Auto	70,596	-	-	-
	Retirement Plans	-	-	-	-
	Unused Vacation	-	-	-	-
	Club Memberships	-	-	-	-

		140,596	-	-	-
     Compensation of our Directors
     The following table sets forth a summary of the compensation we paid to our non — employee directors in 2010.

	Fees Earned
	or Paid
	in Cash	Total
Name and Principal Position	($)(1)	($)
Robert McGraw Jr.	50,000	50,000
Martin Grusin	50,000	50,000
George Sawicki(2),(3)	97,500	97,500
David Levine(2),(3),(4)	50,000	50,000
Kenton Sieckman(2),(3),(5)	41,250	41,250
Carolyn Romero(3),(6)	96,333	96,333

	385,083	385,083

(1)	Except for Messrs. Sieckman and Levine, all board members received $50,000 as compensation for their service on the board for their 2010/2011 term.
(2)
Messrs. Sawicki, Levine and Sieckman served as members of the audit committee. Mr. Sawicki served for the full 2009/2010 term and received an additional $12,500. Messrs. Levine and Sieckman both only served for a portion of the term and received additional compensation of $6,250 each.

(3)
Messrs. Sawicki, Levine and Sieckman and Ms. Romero were each compensated for their services as members of the Special Committee of $2,500 per month. Mr. Sawicki received a total of $35,000 in cash for his service as Chairman of the Special Committee for the period of January through April and for the period of July through December. Mr. Sawicki, as Chairman, of the Special Committee was compensated an additional amount of $1,000 each month. Mr. Levine received a total of $17,500 in cash for his service on the Special Committee for the period of July through December. Ms. Romero received a total of $20,000 in cash for her service on the Special Committee for the period of January through April and for the period of July through October. Mr. Sieckman received a total of $10,000 in cash for his service on the Special Committee for the period of January through April.

(5)	Mr. Sieckman resigned from the board in June 2010. The amount reflects payments to Mr. Sieckman through his service on the board.
(6)
Ms. Romero resigned from the board effective October 31, 2010. The amount reflects payments made to Ms. Romero through her services on the board, $18,000 for additional services and the audit committee, including a partial payment of $520 for her role as an independent financial expert.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
     The following table sets forth certain information regarding the holding of our Common Stock by each person who, as of March 29, 2011, is known to VCG to be the beneficial owner of more than 5% of VCG’s Common Stock and by each director and named executive officer and by all directors and executive officers as a group.

	Amount and Nature
	of Beneficial
Name and Address of Beneficial Owner(1)	Ownership(2)	Percent of Class(2)

Troy Lowrie(3)	4,943,289	30.3%
Micheal Ocello(4)	195,589	1.2%
Robert McGraw(5)	70,235	*
Martin Grusin(6)	86,319	*
George Sawicki	11,218	*
David Levine	—	—

All executive officers and directors as a group (6 persons)	5,304,650	32.6%

Spoede at Olive, LLC and Lawrence R. Goldberg (7)	978,000	6%

*	Less than 1%.
(1)	Unless otherwise indicated, all shareholders listed above have an address in care of our principal executive offices, which are located at 390 Union Boulevard, Suite 540, Lakewood, Colorado 80228.
(2)
Unless otherwise noted, all shares of common stock listed above are owned and registered in the name of each person listed as beneficial owner and such person has sole voting and dispositive power with respect to the shares of common stock beneficially owned by each of them. Percentage of ownership for each shareholder is based on 16,292,071 shares of common stock outstanding as of March 29, 2011. Pursuant to Exchange Act Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights, or conversion privileges exercisable within 60 days of the record date are deemed outstanding for the purpose of calculating the number and percentage beneficially owned by such person, but are not deemed outstanding for the purpose of calculating the percentage beneficially owned by each other person listed.

(3)
Includes (a) 4,394,100 shares of common stock owned by Lowrie Management LLLP, and (b) 549,189 shares of common stock owned by Mr. Lowrie. Mr. Lowrie is the managing partner of Lowrie Management LLLP and has sole voting and dispositive power of the shares of VCG’s common stock owned by Lowrie Management LLLP. Mr. Lowrie disclaims beneficial ownership of the shares owned by Lowrie Management LLLP, except to the extent of his pecuniary interest therein. Mr. Lowrie has pledged 2,325,900 shares of stock as collateral to secure VCG’s obligations under two promissory notes.

(4)
Includes (a) 158,000 shares of common stock owned by LTD Investment Group, LLC, of which Mr. Ocello is the sole member and manager, and (b) 37,589 shares of common stock owned by Mr. Ocello. This does not include any options held by Mr. Ocello. He has 30,000 options outstanding (at an exercise price of $10.00), of which 10,000 options are vested.

(5)	Includes (a) 68,235 shares of common stock owned by Mr. McGraw, and (b) 2,000 shares of common stock held by Mrs. Marjorie McGraw, Mr. McGraw’s wife.
(6)
Includes (a) 10,000 shares of common stock beneficially owned by ACM Management, LLC, of which Mr. Grusin is the Chief Manager and shares voting power with other members, (b) 66,319 shares of common stock owned by Mr. Grusin, and (c) 10,000 shares of common stock held by Mr. Grusin’s wife, Ms. Gayle Powelson.

(7)
Based soley on a Schedule 13D filed with the Securities and Exchange Commission on March 8, 2011. According to this filing, Lawrence R. Goldberg has voting and dispositive power over these securities in his capacity as the managing member of Spoede at Olive, LLC. According to this filing, the address of the business office of the filing person is 851 N. Spoede Road, Suite 200, Creve Coeur, MO 63141.

Securities Authorized for Issuance under Equity Compensation Plans
     The table below sets forth, as of December 31, 2010, information about our Common Stock that may be issued upon exercise of options under our equity incentive plans.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding Securities
	Options	Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	231,500 (3)	$ 11.24	644,391 (1)
Equity compensation plans not approved by security holders	-0-	-0-	2,708 (2)

Total	231,500	$ 11.24	647,099

(1)
The Company adopted a 2002 Stock Option and Stock Bonus Plan, which was approved by its stockholders on July 22, 2002, and reserved 700,000 shares of Common Stock for issuance under the plan. In addition, the Company adopted a 2004 Stock Option and Appreciation Rights Plan, which was approved by its stockholders on July 29, 2005, and reserved 1,000,000 shares of Common Stock for issuance under the plan. Shares of Common Stock may be issued either: (a) upon the exercise of stock options granted under the plans; or (b) as stock bonuses granted under the plans. If there is any change in the number of shares of Common Stock through the declaration of stock dividends, or through a recapitalization resulting in stock splits, or combinations or exchanges of such shares, the number of shares of Common Stock available for options and the number of such shares covered by outstanding options, and the exercise price per share of the outstanding options, shall be proportionately adjusted to reflect any increase or decrease in the number of issued shares of Common Stock; provided, however, that any fractional shares resulting from such adjustment shall be eliminated.

(2)
The Company adopted a 2003 Stock Option and Stock Bonus Plan and reserved 250,000 shares of Common Stock for issuance under the plan. These shares have been registered under the Securities Exchange Act of 1933, as amended, pursuant to a registration statement on Form S-8.

(3)	The Company has issued 231,500 options to employees under the 2002 and 2004 Stock Option and Stock Bonus Plans.
Equity Incentive Plans
     At December 31, 2010, we had the (a) 2002 Stock Option and Bonus Plan (the “2002 Plan”), (b) 2003 Stock Option and Stock Bonus Plan (the “2003 Plan”), and (c) 2004 Stock Option and Appreciation Rights Plan (the “2004 Plan”). The 2002 Plan was adopted by the board as of April 23, 2002, and by our stockholders on July 22, 2002; the 2003 Plan was adopted by the board on June 23, 2003; and the 2004 Plan was adopted by the board as of December 14, 2004, and by our stockholders on July 29, 2005.
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

     As of December 31, 2010, there were no options outstanding under the 2002 and the 2003 Plan. As of December 31, 2010, there were 231,500 options outstanding under 2004 Plan. There is still a small amount of shares available to be optioned or granted in the 2002 and 2003 Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Review, Approval or Ratification of Transactions with Related Persons
     Our board reviews, approves or ratifies all related party transactions. A related party is someone who is a (a) director, director nominee or executive officer of the Company, (b) beneficial owner of more than 5% of our Common Stock, or (c) an immediate family member of any of the foregoing persons. Our policy covers transactions, or a series of transactions, in which a related party was or is to be a participant involving an amount exceeding $120,000 and in which a related party has or will have a direct or indirect material interest. Our audit committee is responsible for overseeing this policy and may review and amend this policy from time to time. Any member of the audit committee who has an interest in the transaction under discussion will abstain from voting on the approval of the related party transaction, but may, if so requested by the Chair of the audit committee, participate in some or all of the committee’s discussions of the related party transaction.
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

•
whether the related party transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account: (a) the size of the transaction, (b) the overall financial position of the director or executive officer, (c) the direct or indirect nature of the director’s or executive officer’s interest in the transaction, and (d) the ongoing nature of any proposed relationship, and any other factors deemed relevant; and

•
whether the related party transaction is material, taking into account: (a) the importance of the interest to the related party, (b) the relationship of the related party to the transaction and of related parties to each other, (c) the dollar amount involved, and (d) the significance of the transaction to the Company’s investors in light of all of the circumstances.

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
     During the fiscal year ended December 31, 2010, our audit committee reviewed, approved, or ratified all material related party transactions.
Guarantees
     Troy Lowrie, our Chairman and Chief Executive Officer, personally and/or Lowrie Management LLLP (its relationship to us is described earlier) guaranteed certain of our obligations in a number of transactions during 2010 and 2009.
     The following table lists the transactions involved and set forth the principal amounts personally guaranteed or secured by his assets as of the fiscal years ended December 31, 2010 and 2009.

	December 31,
Description of Transactions	2010	2009
Promissory note issued by the Company to Sunshine Mortgage, interest at 14% fixed, due monthly, periodic principal with balance due December 2011, collateralized by the common stock of Kenja II, Inc., 238,000 shares of VCG common stock, furniture, fixtures and equipment of Kenja II, Inc. and a guarantee from Lowrie Management LLLP.	$3,700,000	$4,700,000

Loan from Citywide Banks, interest at 7% fixed, monthly principal and interest payments of $76,865 due August 2014, collateralized with VCG Stock, a life insurance policy on Troy Lowrie and additional securities owned by Mr. Lowrie.	2,969,658	3,654,865

Loan from Amfirst Bank, interest at prime (6% floor) (6% at December 31, 2010) plus 1% due monthly, principal and interest payments of $55,898 due November 2014, collateralized by certain security agreements with RCC L.P., Roxy’s Nightclub L.P., IRC L.P., Diamond Cabaret L.P., Platinum of Illinois, Inc., PT’s Brooklyn, MRC L.P., PT’s Sports Cabaret L.P., Cardinal Management L.P., PT’s Showclub L.P., VCG CO Springs, Inc., VCG Real Estate Holdings, Inc., Glendale Restaurant Concepts LP, Glenarm Restaurant LLC, and the mortgage for 7946 Pendleton Pike.	2,332,599	2,844,219

Line of credit from Citywide Banks, interest at prime (6% at December 31, 2010) plus 0.5% (floor is 6%) due monthly, principal due August 2012, collateralized by Company shares of common stock owned by Lowrie Management LLLP, a life insurance policy on Troy Lowrie and additional securities owned by Mr. Lowrie.	2,350,000	2,720,000

Notes payable to investors, interest at 11%, monthly interest payments, due January 2010, collateralized by the general assets of the Company and a guarantee by Mr. Lowrie.	-	1,400,000

Note payable, interest at 12% fixed due monthly, periodic principal payments with balance due July 2011, collateralized by one parcel of real property located in Ft. Worth, TX and the common stock of Kenja II, Inc. and a guarantee from Lowrie Management LLLP.	1,000,000	1,000,000

Various notes payable, interest at 11% fixed, monthly interest payments, due July 2011, collateralized by the general assets and cash flow of the Company and 100% stock in VCG-IS, LLC and a guarantee by Mr. Lowrie.	1,000,000	1,000,000

Note payable to an affiliate of a current Board member with interest at 10%, due September 2012, collateralized by a personal guarantee from Mr. Lowrie and Lowrie Management LLLP.	410,084	410,084

Note payable to investors, interest at 8.5%, monthly principal and interest payments, due October 20, 2011, collateralized by the general assets of the Company and guaranteed by Mr. Lowrie.	98,697	208,295

Total Debt Guaranteed	$13,861,038	$17,937,463

     Trademarks
     The “Diamond Cabaret®” name and “PT’s®” name and logo are trademarks registered with the U.S. Patent and Trademark Office. We have an indefinite license from Club Licensing LLC, which is wholly owned by Lowrie Management LLLP, to use these trademarks for a fee. Lowrie Management LLLP’s relationship to us is described above. The fee was established in 2006 and approved by the independent members of our board. Per the existing agreement, the Company pays $500 per month per nightclub for licensing fees on twelve nightclubs. This totals $72,000 per year.

Related Party Long-term Debt

	December 31,
Description of Related Party Debt	2010	2009

Note payable to Lowrie Management LLLP, interest at 10%, due monthly, principal due June 2012, collateralized by general assets of Illinois Restaurant Concepts LP and Denver Restaurant Concepts LP, plus the consent to the transfer of the adult permit and liquor license for both clubs upon default.	$5,700,000	$5,700,000

Note payable to Lowrie Family Foundation, a corporation controlled by the Company’s Chairman of the Board and Chief Executive Officer, interest at 10%, interest accrued monthly to principal, but no payments, due August 2013, unsecured.	772,122	698,934

Note payable to the President and Chief Operating Officer with interest at 10%, due monthly, principal due April 2012, unsecured. This note was prepaid in September 2010.	-	100,000

Note payable to a board member with interest at 10%, due monthly, principal due November 2011, unsecured.	50,000	50,000

Note payable to the mother of the Chairman with interest at 10%, monthly principal and interest payments of $4,900 due April 2014, unsecured.	166,517	170,000

Note payable to the mother of the Chairman, with interest at 10%, monthly principal and interest payments of $3,456, due December 2010, unsecured.	-	36,741

Note payable to the mother of the Chairman, with interest at 10%, interest accrues monthly to principal, but no payments, due December 2011, unsecured.	22,049	25,326

Note payable to an affiliate of a current Board member with interest at 10%, due September 2012, collateralized by a personal guarantee from Mr. Lowrie and Lowrie Management LLLP.	410,083	410,084

Total Debt Due, Related Party	$7,120,771	$7,191,085

Other Transactions
     The Merger Agreement provides that upon consummation of the Going Private Transaction (see Note 14 of the Notes to Consolidated Financial Statements under “Potential Sale of Company”), each share of our Common Stock (except for shares owned by us, Messrs. Lowrie and Ocello, certain of their affiliates, and stockholders that are eligible to and elect to invoke dissenters’ rights), will be cancelled and converted into the right to receive $2.25 in cash, without interest (and less applicable withholding taxes). It is likely that the Going Private Transaction consideration will act as a cap on the market price of our Common Stock until the Going Private Transaction is consummated or the merger agreement terminated. Therefore, it is unlikely that anyone selling shares of our Common Stock before consummation of the Going Private Transaction will receive more than $2.25 per share.
     The building that houses The Penthouse Club® located in Denver, Colorado is leased from Lowrie Management LLLP; currently the rent is currently $13,500 per month. The lease term expires September 2014 and has three options to extend that expire September 2029. The base rent adjusts every five years. The rent from years one to five was $12,000 per month, years six to ten is $13,500 per month, years eleven to fifteen (option 1) is $15,000 per month, years sixteen to twenty (option 2) is $16,500 per month, and years twenty-one to twenty-five (option 3) is $18,000 per month. The aggregate lease payments due in 2011 is $162,000. The Company paid Lowrie Management LLLP an aggregate of approximately $162,000 for the year ended December 31, 2010 and approximately $149,000 for the same period in 2009.
     The building that houses PT’s® Showclub located in Louisville, Kentucky is leased from Lowrie Management LLLP; currently the rent is approximately $7,500 per month. The lease term expires December 2016 and has three five year options to extend that expire December 2031. The base rent adjusts every five years. The rent from years one to five is $7,500 per month, years six to ten is $8,750 per month, years eleven to fifteen (option 1) is $10,000 per month, years sixteen to twenty (option 2) is $11,250 per month, and years twenty-one to twenty-five (option 3) is $12,000 per month. The aggregate lease payments due in 2011 is $90,000. The Company paid Lowrie Management LLLP an aggregate of approximately $90,000 for the years ended December 31, 2010 and 2009.

     The building that houses PT’s® Showclub located in Denver, Colorado is leased from Lowrie Management LLLP; currently the rent is approximately $17,500 per month. The lease term expires December 2014 and has three options to extend that expire December 2029. The base rent adjusts every five years. The rent from years one to five was $15,000 per month, years six to ten is $17,500 per month, years eleven to fifteen (option 1) is $20,000 per month, years sixteen to twenty (option 2) is $22,500 per month, and years twenty-one to twenty-five (option 3) is $25,000 per month. The aggregate lease payments due in 2011 are $210,000. The Company paid Lowrie Management LLLP an aggregate of approximately $210,000 for the year ended December 31, 2010 and approximately $180,000 for the same period in 2009.
Director Independence
     Our board has determined that each of Robert McGraw, Jr., George Sawicki and David Levine qualify as an independent director under rules promulgated by the SEC and The NASDAQ Stock Market® listing standards rules and has determined that the majority of our directors are independent. Accordingly, all members of each board committee are independent in accordance with The NASDAQ Stock Market® listing standards.
     The Company’s audit committee consists of David Levine (Chair), and George Sawicki both of whom meet the NASDAQ independence definition set forth in Rule 4200(a)(14).
     The Company tracks payments to the firms of certain directors for legal and advisory services rendered each year, to ensure that payments do not exceed levels mandated by the SEC and The NASDAQ Stock Market® for independent board service.
     During our fiscal year ended December 31, 2010, Mr. Grusin was paid approximately $14,500 to the Law Office of Martin A. Grusin, P.C. for his legal and professional services performed for the Company. Martin Grusin is a board member but not considered to be an independent board member because of fees paid to his wife, Gayle Powelson, from the Company for consulting services. During 2010, Ms. Powelson received an aggregate of approximately $105,000 for financial consulting services. The aggregate amount of payments made to Mr. Grusin and his wife in 2010 totaled approximately $119,000.
     The board based the independence determinations primarily on the Company’s records regarding payments made to board members, plus a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations, and family and other relationships and on discussions with the directors.
Item 14. Principal Accountant Fees and Services
     The firm of Causey Demgen & Moore Inc. (“CDM”) served as our independent registered public accounting firm for our 2010 and 2009 fiscal years.
     The following table summarizes the aggregate fees billed or to be billed by CDM for the fiscal years ended December 31, 2010 and December 31, 2009:

	2010	2009
Audit fees	$188,207	$194,118
Audit-related fees	-	45,350
Tax fees	-	2,625
All other fees	-	12,237

Total	$188,207	$254,330

Audit fees
     Fees for audit services consisted of the audit of our annual financial statements and report on internal controls in 2009 required by the Sarbanes-Oxley Act of 2002 and reviews of our quarterly financial statements.
Audit-related fees
     Fees for audit-related services billed in 2009 related to the 2008 SEC Comment Letter and SOX implementation.

Tax Fees
     Fees for taxes billed in 2009 related to research and discussions of the state net operating loss to determine potential carry back opportunities.
Other
     All other fees billed in 2009 related to consulting services regarding accounting matters.
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
     All of the fees set forth in the Principal Accountant Fees and Services table above for the fiscal years of 2010 and 2009 were pre-approved by the audit committee.
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

11.07	Letter of Intent between Rick’s Cabaret International, Inc., VCG Holding Corp., Troy Lowrie and Lowrie Management LLLP(42)

11.08	Asset Purchase Agreement, dated July 16, 2010, between VCG Holding Corp and RCI Entertainment (Fort Worth), Inc. (43)

11.09	Change in Terms Agreement, dated August 15, 2010 by and between VCG Holding Corp and Citywide Banks(44)

11.10	Agreement and Plan of Merger, dated November 9, 2010 by and between Family Dog, LLC, FD Acquisition Co., Troy Lowrie, Michael Ocello, and VCG Holding Corp. (45)

21.1	Subsidiaries of Registrant(47)

23.1	Consent of Independent Registered Public Accounting Firm(47)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Acting Principal Financial Officer(47)

32.1	Certification Pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer and Acting Principal Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(46)

(1)	Incorporated by reference from Registration Statement on Form SB-2 filed on September 10, 2002

(2)	Incorporated by reference from Amendment No. 2 to the Registration Statement on Form SB-2 filed on April 21, 2003

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed August 6, 2003

(4)	Incorporated by reference from Current Report on Form 8-K filed on July 29, 2004

(5)	Incorporated by reference from Current Report on Form 8-K filed on October 8, 2004

(6)	Incorporated by reference from Amended Current Report on Form 8-K/A filed on October 18, 2004

(7)	Incorporated by reference from Current Report on Form 8-K filed on February 9, 2005

(8)	Incorporated by reference from Current Report on Form 8-K filed on August 1, 2005

(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005

(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2006

(11)	Incorporated by reference from Current Report on Form 8-K filed on October 5, 2006

(12)	Incorporated by reference from Current Report on Form 8-K filed on January 5, 2007

(13)	Incorporated by reference from Current Report on Form 8-K on January 19, 2007

(14)	Incorporated by reference from Current Report on Form 8-K on January 23, 2007

(15)	Incorporated by reference from Current Report on Form 8-K on February 15, 2007

(16)	Incorporated by reference from the Company’s Registration Statement on Form S-3 filed March 1, 2007

(17)	Incorporated by reference from Current Report on Form 8-K on March 6, 2007

(18)	Incorporated by reference from Current Report on Form 8-K on March 21, 2007

(19)	Incorporated by reference from Current Report on Form 8-K on March 23, 2007

(20)	Incorporated by reference from the Annual Report on Form 10-KSB filed April 3, 2007

(21)	Incorporated by reference from Current Report on Form 8-K filed on April 20, 2007

(22)	Incorporated by reference from Current Report on Form 8-K filed on June 7, 2007

(23)	Incorporated by reference from Current Report on Form 8-K/A filed on July 12, 2007

(24)	Incorporated by reference from Current Report on Form 8-K filed on September 20, 2007

(25)	Incorporated by reference from Current Report on Form 8-K filed on September 21, 2007

(26)	Incorporated by reference from Current Report on Form 8-K/A filed on November 16, 2007

(27)	Incorporated by reference from Current Report on Form 8-K filed on December 10, 2007

(28)	Incorporated by reference from Current Report on Form 8-K filed on December 27, 2007

(29)	Incorporated by reference from Current Report on Form 8-K filed on December 28, 2007

(30)	Incorporated by reference from Current Report on Form 8-K filed on February 14, 2008 & Current Report on Form 8-K filed February 3, 2009

(31)	Incorporated by reference from Current Report on Form 8-K filed March 20, 2008 & Current Report on Form 8-K filed February 3, 2009

(32)	Incorporated by reference from Current Report on Form 8-K/A filed April 18, 2008

(33)	Incorporated by reference from Current Report on Form 8-K/A filed July 21, 2008

(34)	Incorporated by reference from Current Report on Form 8-K filed August 1, 2008

(35)	Incorporated by reference from Quarterly Report on Form 10-Q filed August 11, 2008

(36)	Incorporated by reference from Current Report on Form 8-K filed December 10, 2008

(37)	Incorporated by reference from Current Report on Form 8-K filed February 3, 2009

(38)	Incorporated by reference from Current Report on Form 8-K filed July 2, 2009

(39)	Incorporated by reference from Current Report on Form 8-K filed August 5, 2009

(40)	Incorporated by reference from Quarterly Report on Form 10-Q filed November 11, 2009

(41)	Incorporated by reference from Current Report on Form 8-K filed December 17, 2009

(42)	Incorporated by reference from Current Report on Form 8-K filed February 16, 2010

(43)	Incorporated by reference from Current Report on Form 8-K filed July 16, 2010

(44)	Incorporated by reference from Current Report on Form 8-K filed August 13, 2010

(45)	Incorporated by reference from Current Report on Form 8-K filed November 10, 2010

(46)	Furnished herewith

(47)	Filed herewith
*	Indicates a management contract or compensation plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2011.

VCG HOLDING CORP.
By:	/s/ Troy Lowrie
Troy Lowrie
Chairman of the Board, Chief Executive Officer, Acting Principal Financial Officer and Treasurer (Principal Executive Officer and Acting Principal Financial Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

March 30, 2011	By:	/s/ Troy Lowrie
Troy Lowrie
Chairman of the Board, Chief Executive Officer, Acting Principal Financial Officer and Treasurer (Principal Executive Officer and Acting Principal Financial Officer)

March 30, 2011	By:	/s/ Robert McGraw, Jr.
Robert McGraw, Jr.
Director

March 30, 2011	By:	/s/ Martin Grusin
Martin Grusin
Director

March 30, 2011	By:	/s/ George Sawicki
George Sawicki
Director

March 30, 2011	By:	/s/ David Levine
David Levine
Director